Form 10QSB
period 1996-03-31
WORLD WIDE MOTION PICTURES CORP
filed 1998-10-16
CIK 1005502

Part I. Financial Information
Item 1.   Financial Statements

                          Robert E. Reed
                    Certified Public Accountant
                    A Professional Corporation
                    561 East Jefferson AVenuef
                   Detroit, Michigan 48226-4324

                   INDEPENDENT AUDITOR'S REPORT

To the Shareholders and Board of Directors
World Wide Motion Pictures Corporation

I have audited the accompanying consolidated balance sheets of World Wide Motion Pictures Corporation and subsidiaries as of December 31, 1995 and 1994, and the related statements of income, stockholders' equity, and cash flows for the two years ended December 31, 1995. These financial statements and accompanying notes are the responsibility of the Company's management. My responsibility is to express an opinion to these financial statements based on my audit.

I conducted my audit in accordance with generally accepted standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above and accompanying notes, present fairly in all material respects, the financial position of World Wide Motion Pictures Corporation and subsidiaries as of December 31, 1995 and 1994, and the result of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.


Detroit, Michigan
September 15, 1996

Consolidated Balance Sheets
     WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                          MARCH 31, 1996
                             UNAUDITED
Assets

Cash                                         11,226
Accounts Receivable                          1,500
Completed Motion Pictures/
Television Productions                       16,116,258
Film Properties (Screenplays/Teleplays)      1,680,472
Property and Equipment                       46,437
Other Assets                                 49,000
     Less Accumulated Depreciation           (246,543)
Total assets                                 $17,658,350

Liabilities
Current liabilities
Common Stock Payable                         255
Preferred Stock Payable                      30
Notes Payable                                16,300
Total Liabilities                            16,585

Stockholder's Equity
Common Stock $.001 Par Value, 100,000,000
Shares Authorized, 45,632,000 Outstanding    45,632
Preferred Stock $.01 Par Value, 1,000,000
Shares Authorized, 121,217 Outstanding       1,212
Capital in Excess of Par Value               18,158,199
Retained earnings (deficit)                  (559,742)
Total Stockholder's Equity                   $17,641,765
Total Liabilities and
Stockholder's Equity                         $17,658,350

<F1>
The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
JANUARY 1, 1996 - MARCH 31, 1996
UNAUDITED

Revenues                           $0
Operating expenses:
     Administrative                3,536
        Total operating expense
     Net income (loss)                  $(3,536)
Earnings (loss) available to common
stockholders                       $0
Earnings (loss) per common share             $0

<F1>
The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Cash Flows
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
JANUARY 1, 1996 - MARCH 31, 1996
UNAUDITED

Cash flows from operating activities:

Net Income (deficit)                    $              (3,537)

Adjustments to reconcile net income to
net cash provided by operating activities:

     (Decrease) in accounts payable     $  (17)
          Net cash provided by operating
          activities:                                  $ (17)

Cash flows from investing activities:

          Net cash provided by investing
          activities:
Purchase of Assets                 $  (160)       $  (160)

Cash flows from financing activities:

     Proceeds from issuance of
     preferred and common stock         $2,642
          Net cash provided by financing
          activities:                                  $2,642
Net increase in cash and equivalents                   $(1,072)

Cash and cash equivalents - beginning of quarter       $12,298

Cash and cash equivalents - end of quarter             $11,226

<F1>
The accompanying notes are an integral part of these financial statements.
<F2>
During the first quarter ending March 31, 1996, 115,000 common shares and 16,000 preferred shares were issued for product and services provided by or provided to the Company.


Stockholders Equity
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
YEAR END DECEMBER 31, 1994, 1995 AND QUARTER END MARCH 31, 1996


              STOCK     AMT  ADDITIONAL RETAINED      TOTAL
         COMMON   PREFERRED (P/V)  PAID IN CAPITAL    EARNINGS   S/E
BAL,
12/31/94 44,361,765  46,700  45,414  15,650,729  (375,098) 15,321,045
NET INCOME
(LOSS)                                      (184,644)

STOCK
ISSUED   1,101,530   58,500  1,101   2,505,318
BAL,
12/31/95 45,463,295  105,200   46,515   18,156,047    (559,742)
17,642,820

STOCK
ISSUED
BAL,        168,705  16,000                      (3,537)
3/31/96  45,632,000  121,200 46844 18,158,199    (563,279) 17,641,765

      WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(To be read in conjunction with Consolidated Financial Statements for year end December 31, 1995)

NOTE 1 - DESCRIPTION AND HISTORY OF THE BUSINESS.

The Company was founded in July 1977 and incorporated December 9, 1980. In March 1981, the Company acquired G.L. Productions Inc. (the Acquisition). The Acquisition was a production and distribution company for short subjects, docudramas, documentaries and industrial films. Many of the Acquisition's productions were made in conjunction with the U.S. Government. The Company acquired the Acquisition's entire film and television library and related film production equipment. The Acquisition transaction was facilitated by the exchange of two million (2,000,000) shares of the Company's common stock which was issued to Mr. George T. Lindsey, the sole owner of the Acquisition, for 100% of the common stock of the acquisition. Mr. Lindsey is currently the Company's Vice President of Creative Development and he is entitled to a contractual commission on any of the former product library of the Acquisition that is leased or sold by him. The Company has also acquired other motion picture and television productions and acquired marketing/distribution interest in additional motion picture and television productions. The Company's total library of live action motion pictures and videotaped productions consists of 235 projects of various lengths and subject matter. In November 1983 the Company merged with the National Power Corporation, a public corporation. The National Power Corporation's common stock was traded on the over-the-counter market with registered broker/dealers throughout the
United States making a market in its stock. The merger process resulted in a change in the Company's number of shares issued, outstanding, and authorized and a change in par value. The Company operates a wholly-owned subsidiary for the purpose of organizing and presenting seminars and workshops concerning the motion picture industry. The Company has an active Board of Directors which currently consists of twenty members with staggered terms, all of whom are either chairperson or a member of one or more of the four board designated committees which include executive, finance, audit, and personnel. The Company also maintains several operating committees including production and product development, special projects, minorities and standards.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Because the commercial potential of individual motion pictures and television programming varies dramatically, and does not bear any relationship to their production or acquisition costs, it is impossible to predict or project a trend of the Company's income or loss. However, the likelihood of the Company reporting losses in the short term is increased by the industry's method of accounting which requires the immediate recognition of the entire loss (through increased amortization) in instances where a motion picture or television program is not expected to recover the Company's investment. On the other hand, the profit from a successful motion picture or television program must be deferred and recognized over the entire period that revenues are generated by that motion picture or television program. This method of accounting may also result in significant fluctuations in reported income or loss, particularly on a quarterly basis, depending on the Company's release schedule and the performance of individual motion pictures or television programs.

A significant portion of the Company's assets was purchased with the issuance of shares of its common and preferred stock. In fiscal yearend 1995 such purchases amounted to $3,184,900. Sixteen million one hundred sixteen thousand two hundred fifty eight ($16,116,258) dollars of the assets is represented by its completed film and television library. In the absence of a consistent market for the securities issued, the value of the films was agreed to by the sellers and the purchaser in accordance with GAAP Accounting Standards and additionally, internal evaluation and auditing procedures. The films and television productions in the library have uncertain future revenues that may be expected to grow or diminish along with all of the ancillary markets. In some cases, individual films or television productions may be timeless and irreplaceable, in many cases their book value is almost nil having been amortized based on revenues received several years ago.

The film and television inventory of the Company is regularly reviewed and evaluated by the Company's management. The complicated accounting principles make it difficult to discern exactly the value of the Company's film and television library as carried on its balance sheet; the value may be buried among films currently in release, television productions currently in broadcast, future films and television productions under production or development, and the ubiquitous "other". Forecasting any film's future revenues is a difficult and uncertain art, even for major film distributors and television syndicators. The accounting principles in these areas leave unusual discretion with the film company executives and often result in "unusual" changes in individual periods. There is no generally accepted standard for valuing motion picture and television inventory, film and television projects in process, distribution/syndication contracts, participation agreements, and performer and production related contracts. FASB Statement of Financial Accounting Standards No. 53, paragraph; "Inventory Valuation", states "16. Unamortized production and exploitation costs shall be compared with 'net realizable value' for each reporting period on a film-by-film basis;" and in the paragraph "Net Realizable Value" it states, "Net Realizable Value is the estimated selling price (rental value) in the ordinary course of business less estimated cost to complete and exploit in a manner consistent with realization of that income". The accounting profession is currently reviewing the problem of "how to fairly report film inventory on financial statements". Although the Company has on its Board of Directors and professional staff personnel qualified to estimate the value of its film and television inventory, for internal verification purposes, it retained the services of an independent appraiser who reviewed the Company's film and television library. The "net result" of this appraisal did not materially affect the Company's balance sheet.

The Company is continually negotiating with various potential lessors of portions of the film and television library for the implementation of exploitation possibilities. The results of such negotiations may materially affect the asset section of the Company's balance sheet. The value of the film and television inventory is based on regular review and re-evaluation by the Company's management. Full exploitation of the Company's inventory is dependent on the acquisition of additional capital.

In years prior to fiscal 1994, the Company did not charge a provision for depreciation to expense because the cost of depreciable assets was considered to be immaterial in relation to the financial statements. In 1994, the Company commenced to provide for depreciation on a straight line basis with asset lives ranging from 7-10 years. Prior accounting periods were not adjusted due to immateriality.

At December 31, 1995, the Company and its subsidiaries have sustained a cumulative operating loss and may offset this loss against future taxable income.

The Company's interim quarterly financial reports do not include estimated quarterly depreciation allocations.

NOTE 3 - LEGAL PROCEEDINGS

As of December 31, 1995 there were no material pending legal proceedings to which the Company was a party or to which any of its assets was subject. However, the Company is currently in negotiations for the reimbursement of lost material which consists of eight videotape and 35mm film submaster copies of feature length motion picture and television productions, owned by the Company and maintained at a post production film and video facility. The Company's attorneys are preparing litigation and related processes in the event the results of the negotiations are unsatisfactory. The Company is seeking damages in the amount of $397,500 for the loss of its "stored material".

NOTE 4 - SUMMARY OF CORPORATE SECURITIES MATTERS AND STOCK
ISSUANCE.

Since November 1983, the Company's shares of common stock have traded on the over-the-counter market. The Company is currently a Rule 144 Regulation D publicly-held corporation. The Company's NQB (National Quotations Bureau) call symbol is WWMP and its Standard & Poors Cusip no. is 981536 10 5. The Company has advised its stockholders and the public that it will soon become a fully reporting company and that it expects to apply for NASDAQ quotation and/or quotations on other exchanges. The Company's common stock is thinly traded at this printing. Prior to the stock market crash in 1987, the Company's shares of common stock traded as high as $.95 per share. As recently as 1993, the Company was quoted on the OTC (Over-The-Counter) Electronic Bulletin Board. Castle Securities Inc., the Company's most recent active primary marketmaker, went into bankruptcy resulting in the Company's temporary removal from quotation. As of the date of these financial statements, the Company has negotiated satisfactory terms establishing a new primary marketmaker. However, the Company is also currently in the process of filing its Registration Statement on Form 10SB with the U.S. Securities and Exchange Commission and accordingly, the Company expects to file annual, periodic, and current reports required pursuant to
Section 12(g) of the Exchange Act, and it is anticipated that active trading by the Company's new primary marketmaker will not commence until the Commission has reached the "no comment" stage of the filing process. NOTE 5 - SUMMARY OF SUBSIDIARIES.

The Company's wholly-owned subsidiary is: World Wide Film and Television Institute, Inc. (the Institute), with operations offices at 11611 San Vicente Boulevard, Suite 810, Los Angeles, California, 90049. The Institute was founded and incorporated in July 1993. The Institute's primary business is the development, production, marketing, and implementation of educational symposiums, workshops, lectures and forums in areas covering the entertainment industry, specifically film and television financing, packaging, production, marketing/distribution, and the political/networking process that accompanies the entertainment business. Revenue is created primarily from the sale of tickets to these events. Primary symposiums are generally held annually and are designed to accommodate 250 to 1000 people per event. Workshops are held in between the primary symposiums designed to accommodate a maximum of 15 individuals. The symposium and workshop events are further designed to be duplicated in major cities around the country.

During 1995, the Company considered purchasing a privately held corporation, World Wide Medical Services Inc. Although merger agreement and operating agreements were executed, the Company was unable to obtain from the Medical Services company documents required in the agreements. Therefore, the company did not issue its common stock and consummate the acquisition.

NOTE 6 - SUMMARY OF STOCK OPTIONS, EMPLOYMENT CONTRACTS,
      AFFILIATES, POTENTIAL DILUTION, AND CONTINGENT LIABILITY.

The Company has provisions for the issuance of options to purchase shares of its common lettered stock and certain of its preferred stock issued has conversion provisions wherein the holder may convert his/her preferred shares to common lettered stock under certain conditions. The Company has entered into agreements to issue its common lettered stock for certain goods and services, arrangements beneficial to the ongoing activities of the Company. Further, various employee contracts, non-exclusive affiliate agreements, and service or purchase contracts contain provisions for stock issuance. The Company expects to continue to enter into such agreements subject to all applicable securities law. The potential contingent dilution from the issuance of the above stock is 9,498,340 shares. The Company had an unpaid contingent salary liability to its President and Chief Executive Officer, Paul D. Hancock. Mr. Hancock has waived this accumulated back salary of $2,800,000 and has agreed to accept stock or stock options in lieu of cash.

NOTE 7 - NOTES PAYABLE, LETTER OF CREDIT, ACCRUED PROFESSIONAL
         AND ADMINISTRATIVE FEES.

The note holder holding the note comprising the long-term debt has agreed to waive payment until such time that the Company has sufficient working capital to accomplish its objectives. The accrued professional and administrative fees will be paid contingent upon the Company's sufficient profitability. Individuals who are owed such fees are also stockholders of the Company and have agreed to waive such fees indefinitely if necessary, or to negotiate payment in the form of common stock if approved by the Company's management.

The Company was issued a standby irrevocable Letter of Credit from the Huntington Bank, Cleveland, Ohio, in the amount of fifty thousand ($50,000). The terms of the Huntington Bank Letter of Credit require that, if utilized, the Company will pledge as collateral a portion of its film and television library. If the Letter of Credit is exercised, the resultant loan will be secured by a commensurate portion of the Company's film and television library. The Huntington Bank terms also provide that the Company will continue to be able to sell or lease any portion of the library as long as it retains sufficient material to secure any loans made as a result of the Letter of Credit.

NOTE 8 - REVENUE COMPETITION RELATIVE TO EXISTING OR PENDING
EXPLOITATION AGREEMENTS OF THE COMPANY'S MOTION PICTURE AND
TELEVISION PRODUCT LIBRARY.

The generation of revenue in the motion picture and television industry is highly competitive and may have a material impact on the Company's financial statements. Management believes that a motion picture or television production's economic success is dependent upon several overlapping factors including general public appetite at the time of release, marketing philosophy and applicable usage of existing technology, advertising strategy with resultant penetration and the overall quality of the production. The Company's motion picture and television productions may compete for sales with numerous independent and foreign productions as well as productions produced and distributed by a number of major domestic companies, many of which are units of conglomerate corporations with assets and resources substantially greater than the Company's. Management of the Company believes that in recent years there has been an increase in competition in virtually all facets of the Company's business. Specifically, the motion picture industry competes with television and other forms of leisure-time entertainment. Since the Company may for certain undetermined markets and products distribute its product to all markets and media worldwide, it is not possible to determine how its business as a whole will be affected by these developments and accordingly, the resultant impact on the financial statements.

NOTE 9 - ANCILLARY EXPLOITATION OF A PORTION OR PORTIONS OF THE
COMPANY'S MOTION PICTURE LIBRARY TO COMMERCIAL TELEVISION AND
HOME VIDEO MARKETING AND SALES.

Specifically, live action motion pictures are generally licensed for broadcast on commercial television following distribution to theatrical outlets (theaters), home video and pay television. Licensing to commercial television is generally accomplished pursuant to agreements which allow a fixed number of telecasts over a prescribed period of time for a specified license fee. Television license fees vary widely, from several thousand to millions of dollars depending on the motion picture, the number of times it may be broadcast, whether it is licensed to a network or a local station and, with respect to local stations, whether the agreement provides for prime-time or off-time telecasting. Licensing to domestic and foreign television stations (syndication) is an important potential source of revenue for the Company, although in recent years the prices obtainable for individual films in domestic syndication have declined as pay television licensing has grown. The growth of pay television and home video technologies has had an adverse effect on the fees obtainable from the licensing of films to networks and local television stations. Thereby potentially effecting the Company's ability to generate substantive revenue from this particular venue.

Conversely, the Company may derive revenue from the marketing and sale, either directly or through licensees, of motion pictures and other filmed product on videocassette for playback on a television set through the use of videocassette recorders ("VCRs") and continued advancements of pay television (cable) and satellite broadcast technologies, domestically and internationally. The Company currently holds the distribution rights to 235 motion picture and television titles.

Item 2. Management's Discussion and Analysis or Plan of Operation

Three Months Ended March 31, 1996

Liquidity and Capital Resources

Management's discussion and analysis of financial condition and results of operation should be read in conjunction with the consolidated financial statements and related notes. In fiscal 1994 and 1995 the Company continued its involvement in a variety of feature film and television projects relative to development, production, packaging and distribution/marketing activities. The Company also continued to pursue potential diversified business opportunities that have cash flow possibilities. In order to finance its operations, working capital needs and capital expenditures, the Company utilized loans, proceeds from the private sale of equity securities, deferred compensation and equity in exchange for services and product. In accordance with the Securities and Exchange Commission "Regulation D", and subject to Rule 144 restrictions, the Company issued 543,700 shares of common stock and 7,500 shares of preferred in 1994 for cash and 1,225,000 shares of common and 51,000 shares of preferred for services. In 1995, the Company issued 386,500 shares of common and 0 shares of preferred for cash and 330,000 shares of common and 0 shares of preferred for services. As of March 31, 1996, the Company issued 32,500 shares of common and 0 shares of preferred stock for cash and 115,000 shares of common and 16,000 shares of preferred stock for product and services acquired by or provided to the Company. Further, in 1994, the Company entered into a loan agreement with Huntington National Bank whereby the Company obtained a line of credit in the aggregate maximum amount of $50,000. The line of credit was for a period of 12 months and expired in February, 1995. The Company did not find it necessary to borrow under the line of credit.

The Company's principal liquidity at yearend 1994 included cash of $18,695 and net accounts receivable of $18,904, and at yearend 1995 cash of $58,634 and net accounts receivable of $1,500. As of March 31, 1996, the Company's cash position was $11,226 and account receivable of $1,500. After a review of the financial statements at yearend 1994 adjusting entries to the statements were made to reflect a writeoff of some of the accounts receivable in light of their age and apparent uncollectibility. The Company's liquidity position has remained barely sufficient enough to support on-going general administrative expense, pilot programs, strategic position, and the garnering of contracts, relationships and film product. Although the Company during 1994 and 1995 experienced some small amount of revenue, unless the Company has a substantial influx of capital, the Company will not be able to accomplish its planned objectives. Accordingly, The Company intends to resolve and provide for its liquidity needs as well as provide for the needed capital resources to expand its operations through a future proposed public offering of its common shares to the public. It is anticipated that such an offering will commence in the relatively near future for an amount to be determined by the Company and underwriter.

To meet the Company's interim liquidity and capital resources needs while the Company's contemplated public offering is being prepared and examined, the Company is presently investigating the possibilities of future loans and is considering future sales of unregistered common equity to accredited investors under one or more exemptions that provide for the same. In the event a loan is obtained, one of the terms may provide that the same be repaid from the proceeds derived from the Company's contemplated public offering. A primary use of public offering proceeds would be the complete exploitation of the Company's current film, television library, and participations in completed films.

Results of Operations

The Company has presented a consolidated balance sheet which includes 2 subsidiaries: Environmental Services Corporation and World Wide Film & Television Institute. The Company's charter allows it to branch into diversified fields if management concludes there is a potential for profit. It is the decision of management to continue the major portion of the Company's operations in the motion picture and television industry, but since the primary business objective of the Company is to increase the value of its stockholders' shares, if and when opportunities arise to make profits for the corporation in a diversified industry, the Company shall pursue such opportunities.

The Company's motion picture and television strategy has been to expend its resources and to set in place relationships and contracts in preparation for the production and/or marketing/distribution of quality moderate budget feature length motion pictures and television productions. The strategy additionally includes the acquisition of screenplays and teleplays suitable for development and completed motion pictures and television projects for licensing and marketing/distribution.

At such time that the above-referred to additional working capital is secured, it is the Company's opinion that substantial revenue will be generated by the existing film and television library and future distribution of potential new product, ultimately realizing its projected return on investment. Arrangements for participation by the Company in various feature film and television productions for the last 24-month period include gross and net revenue participations in one feature film and two television productions ranging between 2-60% of worldwide revenue potential including all markets and all media that the particular production is distributed in. These arrangements include a feature film entitled NATURALLY BAD originally produced by Northwest Productions Inc. in 1994 with co-production revenue participation to the Company of 5% of gross revenue and a feature film entitled CITIZEN SOLDIER originally produced by M&D Productions, purchased by the Company in 1995 and providing a 60% gross revenue participation to the Company in perpetuity and the television productions entitled TIPS FOR BETTER HEALTH and MARKET PLACES OF THE WORLD, both produced by Pacific Pictures and providing 5% gross revenue co-production participation to the Company in perpetuity. Additionally in 1994, the Company entered into a licensing agreement with Media One Broadcasting Company for $71,000 and 40% of net revenue for the right to telecast certain feature motion pictures and television productions which
the Company owns.   Certain other participations of the Company
include development arrangements including the Company's review and in certain cases, providing advise and counsel on screenplays in 1994 and 1995 for the subsequent possible packaging and production and distribution of the project. These productions, their production companies, and percentage of future gross revenue allocated to the Company, were THE EXCHANGE STUDENT offered by production company Loon Star Film Partners (20%); and CHOICE offered by production company Best Productions Inc. (50%).

Part II.  Other Information

Item 1.  Legal Proceedings

As of March 31, 1996, there were no material pending legal proceedings to which the Company was a party or to which any of its assets was subject. However, the Company is currently in negotiations for the reimbursement of 8 film and television videotape and 35mm film master copies of feature length motion picture and television productions owned by the Company and maintained at a film and video storage facility. The Company's attorneys are preparing litigation and related processes in the event the results of the negotiations are unsatisfactory. The Company is seeking damages in the amount of $397,500 for the loss of its "stored material".

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

N/A

Item 4.  Submission of Matters to a Vote of Security Holders

N/A

Item 5.  Other Information

N/A

Item 6.  Exhibits and Reports on Form 8-K

N/A