Form 10QSB
period 1996-09-30
WORLD WIDE MOTION PICTURES CORP
filed 1998-10-16
CIK 1005502

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


Detroit, Michigan
September 15, 1996

Consolidated Balance Sheets
     WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                        SEPTEMBER 30, 1996
                             UNAUDITED
Assets

Cash                                         $9,914
Accounts Receivable                          1,500
Completed Motion Pictures/
Television Productions                       16,116,258
Film Properties (Screenplays/Teleplays)      1,680,472
Property and Equipment                       46,437
Other Assets                                 49,000
     Less Accumulated Depreciation           (246,543)
Total assets                                 $17,657,038

Liabilities
Current liabilities
Common Stock Payable                         205
Preferred Stock Payable                      30
Notes Payable                                16,300
Total Liabilities                            16,535

Stockholder's Equity
Common Stock $.001 Par Value, 100,000,000
Shares Authorized, 45,873,000 Outstanding    45,873
Preferred Stock $.01 Par Value, 1,000,000
Shares Authorized, 121,217 Outstanding       1,212
Capital in Excess of Par Value               18,163,259
Retained earnings (deficit)                  (569,840)
Total Stockholder's Equity                   $17,640,503
Total Liabilities and
Stockholder's Equity                         $17,657,038

<F1>
The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
JULY 1, 1996 - SEPTEMBER 30, 1996
UNAUDITED

Revenues                           $0
Operating expenses:
     Administrative                4,179
     Depreciation (annually calculated)
        Total operating expense    $ 4,179
     Net income (loss)             $(4,179)
Earnings available to common shareholders  $0
Earnings per common share          $0

<F1>
The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Cash Flows
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
JULY 1, 1996 - SEPTEMBER 30, 1996
UNAUDITED

Cash flows from operating activities:

Net Income (deficit)               $              (4,179)

Adjustments to reconcile net income to
net cash provided by operating activities:

     (Decrease) in accounts payable     $  (50)
          Net cash provided by operating
          activities:                             $ (50)

Cash flows from investing activities:

          Net cash provided by investing
          activities:                   $   -     $   -

Cash flows from financing activities:

     Proceeds from issuance of
     preferred and common stock         $5,300
          Net cash provided by financing
          activities:                             $5,300

Net increase in cash and equivalents              $1,071

Cash and cash equivalents - beginning of quarter  $8,843

Cash and cash equivalents - end of quarter        $9,914

<F1>
The accompanying notes are an integral part of these financial statements.
<F2>
During the third quarter ending September 30, 1996, 150,000 common shares and 0 preferred shares were issued for product and services provided by or provided to the Company.


Stockholders Equity
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
YEAR END DECEMBER 31, 1994, 1995 AND QUARTER ENDING SEPTEMBER 30,
1996

              STOCK     AMT  ADDITIONAL RETAINED      TOTAL
         COMMON   PREFERRED (P/V)  PAID IN CAPITAL    EARNINGS   S/E
BAL,
12/31/94 44,361,765  46,700  45,414  15,650,729  (375,098) 15,321,045
NET INCOME
(LOSS)                                      (184,644)

STOCK
ISSUED   1,101,530   58,500  1,101   2,505,318
BAL,
12/31/95 45,463,295  105,200   46,515   18,156,047    (559,742)
17,642,820

STOCK
ISSUED
BAL,        168,500  16,000
3/31/96  45,632,000  121,200 46844 18,158,199    (559,742) 17,641,765

STOCK
ISSUED
BAL,          0      0
6/30/96  45,632,000  121,200 46844 18,158,199    (559,742) 17,641,765

STOCK
ISSUED
BAL,     241,000     0
9/30/96  45,873,000  121,200 47,085  18,163,259  (569,840) 17,640,503

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

Item 2.   Management's Discussion and Analysis or Plan of
Operation
Nine Months Ended September 30, 1996

Liquidity and Capital Resources

Management's discussion and analysis of financial condition and results of operation should be read in conjunction with the consolidated financial statements and related notes. In fiscal 1994 and 1995 the Company continued its involvement in a variety of feature film and television projects relative to development, production, packaging and distribution/marketing activities. The Company also continued to pursue potential diversified business opportunities that have cash flow possibilities. In order to finance its operations, working capital needs and capital expenditures, the Company utilized loans, proceeds from the private sale of equity securities, deferred compensation and equity in exchange for services and product. In accordance with the Securities and Exchange Commission "Regulation D", and subject to Rule 144 restrictions, the Company issued 543,700 shares of common stock and 7,500 shares of preferred in 1994 for cash and 1,225,000 shares of common and 51,000 shares of preferred for services. In 1995, the Company issued 386,500 shares of common and 0 shares of preferred for cash and 330,000 shares of common and 0 shares of preferred for services. As of nine months ended September 30, 1996, the Company issued 36,500 shares of common and 0 shares of preferred for cash and 265,000 shares of common and 16,000 shares of preferred for services. Further, in 1994, the Company entered into a loan agreement with Huntington National Bank whereby the Company obtained a line of credit in the aggregate maximum amount of $50,000. The line of credit was for a period of 12 months and expired in February, 1995. The Company did not find it necessary to borrow under the line of credit.

The Company's principal liquidity at yearend 1994 included cash of $18,695 and net accounts receivable of $18,904, and at yearend 1995 cash of $12,298 and net accounts receivable of $1,500. As of September 30, 1996, the Company's cash position was $9,914 and account receivable of $1,500. After a review of the financial statements at yearend 1994 adjusting entries to the statements were made to reflect a writeoff of some of the accounts receivable in light of their age and apparent uncollectibility. The Company's liquidity position has remained barely sufficient enough to support on-going general administrative expense, pilot programs, strategic position, and the garnering of contracts, relationships and film product. Although the Company during 1994 and 1995 experienced some small amount of revenue, unless the Company has a substantial influx of capital, the Company will not be able to accomplish its planned objectives. Accordingly, The Company intends to resolve and provide for its liquidity needs as well as provide for the needed capital resources to expand its operations through a future proposed public offering of its common shares to the public. It is anticipated that such an offering will commence in the relatively near future for an amount to be determined by the Company and underwriter.
To meet the Company's interim liquidity and capital resources needs while the Company's contemplated public offering is being prepared and examined, the Company is presently investigating the possibilities of future loans and is considering future sales of unregistered common equity to accredited investors under one or more exemptions that provide for the same. In the event a loan is obtained, one of the terms may provide that the same be repaid from the proceeds derived from the Company's contemplated public offering. A primary use of public offering proceeds would be the complete exploitation of the Company's current film, television library, and participations in completed films.

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

Part II.  Other Information

Item 1.  Legal Proceedings

As of September 30, 1996, there were no material pending legal proceedings to which the Company was a party or to which any of its assets was subject. However, the Company is currently in negotiations for the reimbursement of 8 film and television videotape and 35mm film master copies of feature length motion picture and television productions owned by the Company and maintained at a film and video storage facility. The Company's attorneys are preparing litigation and related processes in the event the results of the negotiations are unsatisfactory. The Company is seeking damages in the amount of $397,500 for the loss of its "stored material".

Item 2. Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

N/A

Item 4.  Submission of Matters to a Vote of Security Holders

N/A

Item 5.  Other Information

N/A

Item 6. Exhibits and Reports on Form 8-K

N/A