Form 10KSB
period 1996-12-31
WORLD WIDE MOTION PICTURES CORP
filed 1998-10-16
CIK 1005502

Part I
Item 1. Description of Business.

BUSINESS DEVELOPMENT

INCEPTION THROUGH DECEMBER 1996

World Wide Motion Pictures (a sole proprietorship)(the "Predecessor") was founded in July of 1977, with the guidance and consultation of well-known producer and director Otto Preminger, under the name of World Wide Motion Pictures and later incorporated under the laws of the state of Michigan on December 9, 1980 under the name of World Wide Motion Pictures Corporation (the "Predecessor") and has filed "annual reports" with the state of Michigan securities bureau as required by Michigan law. The Predecessor was formed for the purpose of financing, developing, producing, purchasing and distributing filmed and taped motion picture and television product for consumption by the general public. In March of 1981 the Predecessor acquired G.L. Productions, Inc. and all of its facilities, a Washington, D.C. company. In November of 1983, the Predecessor, through a reorganization agreement, merged with the National Power Corporation (the "Company")(formerly Juggernaut Energy Corporation), a Utah public corporation. National Power Corporation's common stock was traded on the over-the-counter market with registered broker-dealer firms making a market nationally. Contemporaneously with the merger, the name of the Company was changed to WWMP Inc. and subsequently changed to World Wide Motion Pictures Corporation. At the time of this filing, the Company has shareholders in 32 states and 7 foreign countries including England, Japan, Singapore, Australia, Germany, Israel, and Canada including the names of 15 broker-dealer firms holding the Company's common securities.

The Predecessor formerly was, and currently the Company is, organized to finance, develop, produce, purchase and market/distribute a wide variety of motion picture and television projects including feature films, short subjects, docudramas, documentaries, industrial films, and television productions using a formula of high technology, moderate budget, cost control, and continual flow of product. The Company is engaged in and pursuing diversified business enterprises with profit potential as authorized by its charter and bylaws such as new and emerging media technologies, educational seminars and health care services.

The Company has an active 17 member Board of Directors; Board designated committees including Executive, Audit, Finance, and Personnel; staff operating committees including Production and Product Development, Standards, and Experimental projects; elected officers, and an Advisory Board of Directors. Certain other individuals who provide technical, theatrical, marketing, business, and production services to the Company on a specific ongoing basis have entered into contracts with the Company.

The following transactions represent certain events that have transpired throughout the history of the Company's business that resulted in major developments within the Company's current corporate strategic plan and the specific developments regarding the Company's business in the last three years.

(bullet) CORPORATE ACQUISITION BY THE PREDECESSOR

In March of 1981, the Predecessor acquired G.L. Productions Inc., a Washington, D.C. company ("GLP") and all of its assets. GLP was a production and distribution company producing and distributing short subject, docudrama, documentary and industrial motion pictures. Certain of GLP's productions were produced and distributed in conjunction with the United States Government. The Predecessor acquired GLP by the exchange of 12,469 then authorized and previously unissued shares of the Predecessor which, upon merger with the Company, became 2,012,814 shares of common stock of the Company. These shares were issued to GLP's president and sole owner, George T. Lindsey, for 1000 shares of GLP unregistered common stock representing 100% of GLP's outstanding common stock. Mr. Lindsey is currently a Vice President for the Company and is entitled to a contractual sales commission of five (5%) percent of any revenue of the product library of the Company that was owned by GLP prior to its acquisition by the Predecessor from lease or sale by him personally to third parties. (There have been no commissions earned by Mr. Lindsey during the past three years.)

(bullet) THE NATIONAL POWER CORPORATION AGREEMENT AND PLAN OF
REORGANIZATION

On February 7, 1980, Juggernaut Energy Corporation was incorporated under the laws of the state of Utah. In April of 1980, Juggernaut Energy Corporation had prepared an offering circular for the issuance of an initial public offering of up to 500,000 shares of its common stock for the purpose of acquiring a maximum of $100,000 or minimum of $50,000 in working capital. The offering was underwritten by First Equities Corp. of Salt Lake City, Utah, the effective date of which was April 18, 1980. The stock offering price was $.20 per share and the offering was closed upon the acquisition of the minimum amount of expected proceeds. Combined with the original incorporator's stock, immediately following the close of the public offering, the Company's outstanding shares of common stock totalled 1,350,000 (150,000 initially issued to Officers, Directors and Founder of the corporation; 500,000 from offering; 150,000 at par value $0.01 as partial consideration for the assignment of interest in oil exploration; 550,000 for $5,500.00 cash). On October 17, 1981, Juggernaut Energy Corporation amended its Articles of Incorporation to effect a name change to National Power Corporation, increase the authorized common stock to 50,000,000 shares, and decrease the par value from $.01 to $.0025 per share.

On October 14, 1983, National Power Corporation executed a letter of intent with the Predecessor, the material provisions of which provided that the Predecessor would exchange 145,578 of its unregistered common shares for 23,500,000 of the issued and outstanding capital stock of National Power Corporation. On February 10, 1984, pursuant to a special meeting of shareholders of the National Power Corporation, a majority of the National Power Corporation's issued and outstanding shares adopted resolutions relating to the consummation of an Agreement and Plan of Reorganization as between the Predecessor, namely World Wide Motion Pictures Corporation and the National Power Corporation. In connection with the foregoing, the Predecessor issued to the National Power Corporation 145,578 shares of its unregistered common stock and in consideration therefore, the Predecessor acquired, in a tax-free stock for stock transaction (calculated to comply with Internal Revenue Codes), approximately 94% of the issued and outstanding shares of the National Power Corporation. Further, the merger process resulted in a change in the Company's number of shares issued, outstanding and authorized and a change in par value. Also, as a result of the foregoing transaction, a change in control of the Company took place and a new board of directors was elected. The National Power Corporation also amended its Articles of Incorporation to effect a name change to World Wide Motion Pictures Corporation, the Company.

(bullet) SECURITIES OFFERINGS OF THE PREDECESSOR AND COMPANY

In June of 1982, the Predecessor's securities counsel, Dykema, Gossett, Spencer, Goodnow & Trigg, under the direction of the Predecessor's management, prepared an unregistered private placement limited partnership offering circular for the production of one full length feature motion picture. Net proceeds to the company would have been $1,000,000 (50 units at $20,000 per unit). The offering was prepared as a self-underwriting financing proposed by the Predecessor to be formed in compliance with the Uniform Limited Partnership Act of the State of Michigan. The offering was abandoned prior to any sales of units as a result of a change in strategic planning by the Predecessor's management. Essentially, management concluded that expending all of its production resources in the preparation of one motion picture was unduly speculative and that participation in a broad range of film and television partnership packages would thereby assure a greater degree of opportunity for success.

In March of 1986, the Company's securities counsel, Berry, Moorman, King, Cook and Hudson, under the direction of the Company's management, prepared a registered private placement limited partnership offering circular for the production of four full length feature motion pictures. Net proceeds to the Company would have been $200,000 minimum or $4,960,000 maximum (40 units at $5,000 per unit minimum/992 units at $5,000 per unit maximum). The offering was to be underwritten by R.B. Marich Inc., a registered broker/dealer firm in Denver, Colorado, and W.R. Lazard & Co., a registered broker/dealer firm in New York, New York. The offering was withdrawn as a result of impending changes that occurred in the United States tax laws at that time. All proceeds that were committed to the offering were returned.

The Company has not proposed a public offering of its common stock since the initial public offering of the National Power Corporation in 1980.

(bullet) FILM LIBRARY ACQUISITIONS

The Company acquires various completed motion pictures and television productions, some of which are totally or partially purchased in exchange for common stock, preferred stock, and a revenue participation of the Company. A significant acquisition occurred in November of 1991, at which time the Company entered into an agreement with an un-related non-affiliated entity, Presidio Productions, a California corporation ("Presidio"), whereby the Company acquired all right, title and interest in 136 motion picture and television productions ("Product") in exchange for a total consideration aggregating 2,000,000 fully paid, non-assessable, unregistered Rule 144 shares of common stock of the Company and 25,000 fully paid, non-assessable, unregistered shares of preferred stock of the Company. Further terms and conditions of the Company/Presidio transaction were as follows: a.) The Company agreed to cause all of the common shares being issued to Presidio thereunder to be issued immediately following the "closing" of the Company/Presidio transaction; and, b.) The Company issued the remaining preferred shares upon the delivery of all physical elements of the product including 35mm gauge negative film footage, 35mm gauge answer print film footage, 1-inch videotape masters, 3/4" videotape submasters, and 1/2" videotape archival cassettes.

The value of the film library was determined by arms-length negotiations between the buyer and the seller which included review of production and replacement costs, previous marketing experience and marketing potential. Accordingly, the Company has pursuant to GAAP, reported the transaction in the financial statements at $12,750,000 under unclassified assets. On December 14, 1992, the Company/Presidio transaction was considered closed, with all parties thereto having executed the agreement and Product delivered to the Company. Under the terms of that same agreement all Product had been delivered by Presidio to the Company in good condition and represented to be free of any and all liens or encumbrances along with a bill of sale regarding the same. A limited amount of revenue has been received from the leasing of films and television productions in the library.

(bullet) FORMATION OF OPERATING SUBSIDIARIES OF THE COMPANY

In July, 1993, the Company formed two fully operational, wholly owned subsidiaries, World Wide Film & Television Institute and WWMPC Environmental Services Corporation. The Institute's primary business is the development, production, marketing, and implementation of educational symposiums, workshops, lectures, and forums, on a national basis in areas covering the entertainment industry specifically film and television, financing, packaging, production, marketing/distribution, and the political/networking process that accompanies these areas of expertise. Main events (primarily symposiums and seminars with more than one hundred participants) are scheduled on an annual basis and workshops, lectures and forums intermittently throughout the year. The Company's first entry into a completely diversified field was the formation of WWMPC Environmental Services Corporation. This company's primary business was the marketing and distribution of environmental services (including detection and remediation of indoor air quality for residential and commercial dwellings and products)(including indoor air quality testing kits for residential and commercial dwellings); the orchestration, production, marketing, and implementation of information seminars and infomercials designed specifically for contractors and other professionals in the energy business desirous of augmenting their existing activity by entering the environmental services field. Special staff with expertise in this area was retained by the Company's management to ensure optimum productivity and growth potential. The Company discontinued the operation of this business in December 1994. Subsidiary corporations are formed periodically for the purpose of developing, producing, or distributing one or more motion picture or television productions owned and/or controlled by the Company. The subsidiary corporations, when active, individually operate as a separate business with separately defined boards of directors, executive and operating officers, investors, liabilities, production or co-production teams and revenue sharing arrangements. A diversified subsidiary corporation was formed in December 1996 to provide a variety of home health care and temporary nursing services to the healthcare delivery system. This new subsidiary expects to begin producing profits during the first quarter of 1998.

BUSINESS OF COMPANY

PRINCIPAL PRODUCTS AND SERVICES OF THE COMPANY

The principal business of the Company is the development, financing, production, purchasing and marketing/distribution of feature films/video productions and various other forms of filmed and/or televised entertainment. In addition, the Company and its associates produce/co-produce documentaries, docudramas, industrial films, and specialty television productions for consumption by the general public. Feature films and short subject projects completed and/or marketed by the Company are generally rented or sold to national and international theater chains, independent television stations and television networks. Revenue can be generated from a variety of sources. The two basic sources are: (1) theatrical exhibition pursuant to agreements which generally provide for payment by the exhibitors of a percentage of box office receipts with or without a guarantee of a fixed minimum, and (2) licensing to television networks and independent stations pursuant to agreements which provide for a fixed number of telecasts over a fixed period of time for a fixed license fee payable in periodic installments. Substantial additional profits may accrue from ancillary areas of the industry including retail home video cassette sales and rentals, product merchandising, literary rights, and related paraphernalia. Currently, 100% of the Revenue received by the Company has been from the leasing of film and television productions from its library.

The Company produces/co-produces and markets its product as individual motion pictures and television productions which are customarily organized and accounted for as separate businesses with their own management, employees, equipment and budgets. Currently, the Company is using wholly owned subsidiary corporations it has formed for motion picture and television production. The controlling production entity or co-production entity (in certain cases, the Company) has primary overall responsibility for all aspects of a project, from pre-production, principal photography and post production through marketing and distribution. The individual producer (s) for each film or television project is responsible for general management and coordination of the film or video as well as planning, principal casting, technical and creative responsibilities to be performed in conjunction with the director of the production. The production of a full length motion picture or feature television project involves a number of related activities which, in general, can take six months to a year to fully complete.

Producers, directors, performers, writers, and various technicians who participate in the production of the Company's films and video projects are generally retained on a project-by-project basis, and are normally compensated by negotiated fixed fees and all standard guidelines set down by unions in the motion picture and television industry.

The Company's various production, development, marketing, and finance committees continuously review and, in specific cases, package feature film and television projects for financing, production, and distribution. Management of the Company has, since the Company's inception, encouraged screenplay and teleplay submission and completed projects in all genre of filmed and video taped entertainment in order to insure the best possible opportunity for selection of quality and marketable product for the Company to be involved.

The Company currently owns and maintains a completed screenplay and teleplay literary library encompassing 57 WGA (Writer's Guild of America) registered properties from which it occasionally selects the most imaginative and promising ones for either development, production, or marketing. Certain screenplays and teleplays currently owned or optioned by the Company have been developed and packaged for production.

Additionally, the Company currently owns and maintains a completed film and video library encompassing 273 titles of feature length motion pictures, documentaries, docudramas, and television projects. For internal control, the Company's Board of Directors directed management to retain an independent appraiser in order to verify the value of its library as currently determined by staff and management. The Company also owns film equipment, a sound effects library, a still slide library, novels and options on treatments and holds a beneficial interest in certain ongoing contracts. Options on literary treatments otherwise defined as developing storylines and creative ideas are occasionally secured by the Company and company's like the Company for the purpose of developing the storyline or creative idea into a fully developed screenplay or teleplay at some unknown time in the future. The Company may or may not contribute expertise to a project such as rewriting, packaging, financing, production and budgeting. The Company's "beneficial interest" (percentage of future revenue, if any) in certain ongoing contracts includes certain of the above-referred to options or options on already fully prepared screenplays or teleplays which may or may not be produced into a film or television production at some unknown time in the future. None of the ongoing contracts "beneficial interest" entered into by the Company is significantly material to the Company's current financial condition and/or operations at the present time. The full development of the contracts is dependent on the acquisition of additional capital by the Company.

Distribution of product by the Company initially can be generally handled through the Company's distribution/marketing network of associated companies (see MARKETING OF THE Company'S PRODUCTS AND SERVICES), the Company's Producer's Representatives, television syndicators and all other established customary channels used by independent producers and production companies. The Company's distribution/ marketing network of associated companies is comprised of a wide variety of domestic and foreign film distributors and television syndicators, all of which have extensive backgrounds of experience and knowledge in specific areas of marketing and distribution of film and television product including domestic film distribution, foreign film distribution, domestic television syndication, foreign television syndication, domestic home video distribution, foreign home video distribution, and domestic and international satellite broadcast. The Company's producer's representative, in some cases, acts as a liaison between the Company and the above referred distribution network relative to specific contractual points of discussion for a particular transaction the Company may be contemplating for one of its product.

The principals of the Company have a proven record demonstrating their training and experience in high quality, cost controlled, moderately budgeted film/video productions and innovative marketing and distribution skills. Certain of these backgrounds include production and marketing experience at both large studios and small independent companies. The combined number of motion pictures and television productions the production and marketing personnel of the Company have been instrumentally involved with encompass over 100 productions. The production and marketing team is expert in the use of the latest technological filming and video taping techniques, state of the art equipment, and administrative control, i.e., experienced budget and production/distribution cost supervision and distribution capabilities. Certain of the technological expertise and/or equipment that is used by the Company's professional personnel include platform releasing (e.g., THE RIVER RUNS THROUGH IT, Tri Star Pictures, in excess of $30 million in gross revenue worldwide; PULP FICTION, Miramax, in excess of $100 million in gross revenue worldwide; THE POSTMAN (in current release), Miramax, in excess of $15 million in gross revenue worldwide), "regional break releasing", "test market releasing"; Panavision, Kodak, Arroflex, and Nikkagami camera equipment in 16, Super 16 and 35mm gauge format; Avid, Protools, and Media 100 post production and editorial equipment for film and video; Keylight lighting equipment; and DHX, DAK and Nagomi sound equipment.

The principals of the Company have developed, produced, distributed and consulted on a wide variety of feature films, documentaries, docudramas, short subjects, television productions and industrial motion pictures. They and/or their productions have earned a wide variety of many national and international film/television production awards including, as an example: Emmy awards (David Toma/CBS Movie-of-the-Week, BABIES HAVING BABIES), Emmy nominations, Drummer awards (former executive vice president and current advisor Henry Barth/wide variety of industrial and training films), gold/silver and bronze medals from various international film festivals (George Lindsey/New York and Chicago Film Festivals for docudramas and documentaries), Academy awards and academy award nominations (Charles Newirth/feature film FORREST GUMP) and Academy award nominations (Fred Baron/feature film ROBOCOP)(John R. Woodward/feature film THE SHAWSHANK REDEMPTION).

The Company and its principals have entered into various ongoing agreements and arrangements relative to the consultancy, production, financing and distribution of motion picture or television projects. Many of the agreements and arrangements contain provisions which could result in revenue to the Company. Although a significant part of the Company's historical operations has been devoted to developing and consummating these agreements and arrangements with a wide variety of companies and individuals within the entertainment industry, the potential revenue resulting from such agreements and arrangements has not been shown as receivables or assets on the financial statements. Potential revenue from the above referred-to ongoing agreements and arrangements can be acquired by the Company utilizing general and more specific markets and technologies, which in the opinion of the Company's management, will also increase in scope and size. As indicated by a wide variety of industry publications including Variety and The Hollywood Reporter, current trends indicate that these future markets and expanding technologies, such as the increase in the deregulation of the European television industry and 100+ channel global satellite television programming, will extend for a lengthy period of time. In the opinion of the Company, these future markets and expanding technologies will continue to promote further new ways to exploit film and television entertainment product; i.e., with mass appeal increasing as specific technological industries such as high definition television, CD-Rom, and expanded internet communications. Full and complete exploitation of these agreements and arrangements by the Company will require the acquisition of additional working capital, which the Company is anticipating to achieve through financial offerings and/or other traditionally used methods of capital acquisitions by small and midsize companies.

Since its creation in July of 1977, the Company's management continuously researches data, updates pertinent technical information, and has subsequently implemented procedures regarding the production of and consultancy for moderately budgeted feature film (production budgets of approximately $250,000 to $5,000,000) and television projects produced on a continual flow of product basis. (Management of the Company define "continual flow of product" as the production of motion picture and television product produced on an overlapping production basis; ie., 3 weeks into 4 weeks of post production for production "A", principal photography on Production "B" begins; and 3 weeks into 4 weeks of principal photography on Production "B", pre-production on Production "C" begins.) It is the Company's opinion that following this production process will help to ensure a "continual flow of product" for the marketing and distribution of product by the Company and subsequently help to ensure and increase a continuous revenue stream. The above formula is the basis for the Company's profit making strategy. It is the opinion of management that such strategy has a high percentage of opportunity for success. The full realization of profits from the Company's strategic preparations is dependent on the acquisition of additional capital.

The following transactions represent the most significant potentially revenue-producing arrangements relative to motion picture and television production, co-production, marketing, consulting and acquisitions the Company has entered into to date.

(bullet) DOCUMENTARY/DOCUDRAMA/SCREENPLAY ACQUISITION AND MARKETING On March 18, 1981, the Company acquired G.L. Productions, Inc. ("GLP") of Washington, D.C. and all of its facilities and productions including twenty-eight 30 and 60-minute documentaries and docudramas and 42 completed/registered screen and teleplays ("product"). Certain titles include RHOUTES TO GYANA featuring Leonard Nimoy, YOU'VE COME A LONG WAY MAYBE feature Barbara Walters; and THE LOST ANCIENT CITIES OF TOPAN AND TIKAL featuring Brock Peters. The Company and GLP have entered into various television syndication and public broadcast agreements since the acquisition of the product relative to the marketing and exploitation of the product. According to the terms of the acquisition, the Company retains 100% of any potential producer's gross revenue percentage accruing to the Company from any and all marketing and exploitation of the product worldwide in perpetuity.

(bullet) SCREENPLAY/TELEPLAY ACQUISITION

On November 28, 1983, the Company entered into an acquisition agreement (Agreement) with Paul Alex Productions of Huntington Beach, CA for the purpose of acquiring all right, title and interest in 12 completed screenplays and teleplays ("product"). The product was registered with the Writer's Guild of America West and consisted of various genre of story content. According to the terms of the acquisition, the Company retains 80% of any potential producer's gross revenue percentage accruing to the Company from any and all marketing and exploitation of the produced product worldwide in perpetuity.

(bullet) FEATURE FILM CO-PRODUCTION

On March 26, 1987, the Company entered into a co-production agreement (Agreement) with G.O.D. Entertainment/The Pitch Limited of Los Angeles, CA for the purpose of co-producing the feature length motion picture entitled HOLLYWOOD HEARTBREAK aka PITCH ("product"). The product, which stars Mark Moses, Carol Mayo Jenkins and James LeGro, completed production in June of 1987, and was distributed by subdistributor, Raystar Distribution Company, to video outlets throughout the United States and Europe. According to the terms of the Agreement the Company retains 5% of any of the potential producer's net revenue percentage accruing to the Company from any and all marketing and exploitation of the product worldwide in perpetuity.

(bullet) TELEVISION ACQUISITION

On May 19, 1987, the Company entered into an acquisition agreement (Agreement) with United Development Industries/Topper Ltd. of Los Angeles, CA for the purpose of acquiring all right, title and interest in the television production entitled VEGAS DAZE ("product"). The product, which stars Larry Storch, Forrest Tucker, Ruth Buzzi and Gary Owens was distributed by sub-distributor Palm Springs Distribution Company to video outlets in regional southwest territories. According to the terms of the Agreement the Company retains 50% of any of the potential producer's net revenue percentage accruing to the Company from any and all marketing and exploitation of the product worldwide in perpetuity.

(bullet) TELEVISION CO-PRODUCTION

On April 11, 1990, the Company entered into a co-production agreement ("Agreement") with Pacific Film Group of Los Angeles, CA for the purpose of co-producing and distributing three 30-minute television productions entitled HOLLYWOOD HOTTEST STUNTS, THE REAL GODFATHERS, and THRILLS, CHILLS AND SPILLS ("product"). The three independently hosted productions were distributed by distributor, Myntex Corporation and Handleman Company, in a "video sell-through" arrangement throughout the United States and Canada. According to the terms of the Agreement the Company retains 3% of any potential producer's gross revenue percentage accruing to the Company from any and all marketing and exploitation of the product worldwide in perpetuity.

(bullet) FEATURE FILM ACQUISITION

On September 6, 1990, the Company through an acquisition agreement ("Agreement") with Tagerick Films of Los Angeles, CA acquired all right, title and interest in the feature length motion picture entitled TERROR ON SHADOW MOUNTAIN ("product") starring Richard Groat and Bill Smith. At the time of this filing the product was in post production and has not been distributed in any markets or territories. According to the terms of the Agreement the Company retains 50% of any potential producer's gross revenue percentage accruing to the Company from any and all marketing and exploitation of the product worldwide in perpetuity.

(bullet) FEATURE FILM CO-PRODUCTION

On October 21, 1991, the Company entered into a co-production agreement ("Agreement") with J.O.E. Productions and Webb Films International of Los Angeles, CA for the purpose of co-producing the feature length motion picture entitled BREAKING UP WITH PAUL aka MOVIES, MONEY AND MURDER ("product"). The product which stars Martin Mull, Karen Black, and Laine Kazan completed production in December of 1990, and was distributed by Hills Entertainment Inc. to video retail outlets throughout the world. According to the terms of the Agreement the Company retains 2% of any potential producer's gross revenue percentage accruing to the Company from any and all marketing and exploitation of the product worldwide in perpetuity.

(bullet) FEATURE FILM LIBRARY ACQUISITION AND DISTRIBUTION

On November 29, 1991, the Company acquired 136 feature film and television productions ("product") from Presidio Productions Inc. ("Presidio") for marketing and exploitation purposes in all markets and all territories worldwide. At the time of this filing the product was in various stages of marketing and distribution. According to the terms of the agreement the Company retains 50% of any potential producer's gross revenue percentage accruing to the Company from any and all marketing and exploitation of the product worldwide in perpetuity.

(bullet) TELEVISION CO-PRODUCTION

On June 22, 1992, the Company entered into a co-production agreement ("Agreement") with Webb Films International of Los Angeles, CA for the co-production of a 60-minute television production special entitled VIDEO MONDO aka THE RAVE ("product"). At the time of this filing the product was in post production being readied for distribution in the spring of 1996. According to the terms of the Agreement the Company retains 2% of any potential producer's gross revenue percentage accruing to the Company from any and all marketing and exploitation of the product worldwide in perpetuity.

(bullet) FEATURE FILM CO-PRODUCTION/CONSULTANCY

On July 9, 1992, the Company entered into a co-production/consultancy agreement ("Agreement") with Pacific Film Group of Los Angeles, CA for the purpose of co-producing and rendering financial and industry related advice for the packaging and production of the feature length motion picture entitled SWEET JUSTICE ("product"). The product, which stars Mark Singer, Fynn Carter and Mickey Rooney, completed production in August of 1992 and was distributed by Blockbuster Video to video retail outlets throughout the United States and Europe. According to the terms of the Agreement the Company retains 2% of the potential producer's gross revenue percentage accruing to the Company from any and all marketing and exploitation of the product worldwide in perpetuity.

(bullet) DOCUDRAMA CO-PRODUCTION

On May 8, 1993, the Company entered into a co-production and distribution agreement ("Agreement") with independent film producer, Lance Matthews of New York, NY, for the co-production and distribution of a 60-minute docudrama motion picture entitled BLUNTS & STUNTS aka TRULY COMMITTED ("product"). The narrated product completed production in July of 1993. At the time of this filing the product has not been distributed in any markets or territories. According to the terms of the Agreement the Company retains 40% of any potential producer's gross revenue percentage accruing to the Company from any and all marketing and exploitation of the product worldwide in perpetuity.

(bullet) TELEVISION SYNDICATION AGREEMENT

On August 23, 1994, the Company entered into a license agreement ("Agreement") with Media One Broadcasting Company of San Francisco, CA for the television syndication of certain film and television product owned or controlled by the Company which a portion of such is part of the Company's acquired film and television library, including 14 feature length motion pictures and 3 television productions. The syndication territories include Northern California, Arizona and Washington State. According to the terms of the Agreement the Company retains 50% of any potential net revenue percentage accruing to the Company from any and all marketing and exploitation of the product worldwide in perpetuity.

(bullet) FEATURE FILM CO-PRODUCTION

On October 14, 1994, the Company entered into a co-production agreement ("Agreement") with Pacific Pictures of Los Angeles, CA for the purpose of co-producing the feature length motion picture entitled NATURALLY BAD ("product"). The product which stars Robert Z'dar and Shannon Teare completed production in November of 1994, and was distributed by Northwest Video Distribution Company to video retail outlets throughout the United States and Europe. According to the terms of the Agreement the Company retains 2% of any potential producer's gross revenue percentage accruing to the Company from any and all marketing and exploitation of the product worldwide in perpetuity.


CURRENT AND ANTICIPATED DEVELOPMENTS IN THE COMPANY'S BUSINESS

BUSINESS ENTERPRISES UNDER CONTEMPLATION BY THE COMPANY

(bullet) FEATURE FILM ACQUISITION

The Company has entered into an acquisition agreement ("Agreement") with M&D Productions of San Jose, CA, for the acquisition of all right, title and interest for the feature length motion picture entitled CITIZEN SOLDIER ("product") starring Dean Stockwell and Billy Gray. Delivery of all final elements was completed on November 27, 1995. According to the terms of the Agreement the Company retains 60% of any potential net revenue percentage accruing to the Company from any and all marketing and exploitation of the product worldwide in perpetuity.

(bullet) FEATURE FILM CO-PRODUCTION

The Company has entered into a preliminary agreement with Jimmy Williams Productions Inc. of Los Angeles, CA in anticipation of constructing a formal co-production and marketing/distribution agreement for the production and distribution of a full length motion picture entitled MANASOUR ("product"). The product is currently in principal photography and is expected to be ready for marketing and distribution in the winter of 1996. According to the terms of the proposed agreement the Company would retain 2% of any potential producer's gross revenue percentage accruing to the Company from any and all marketing and exploitation of the product worldwide in perpetuity.

(bullet) TELEVISION CO-PRODUCTION

The Company has entered into a preliminary agreement with Ironweed Productions of Detroit, MI for the development, co-production and distribution of a television pilot production entitled THE DAILY GRIND ("product") in anticipation of a episodic television production series to be produced in conjunction with one or more major broadcast television outlets in the television industry. According to the terms of the proposed agreement the Company would retain 50% of any potential producer's gross revenue percentage accruing to the Company from any and all marketing and exploitation of the product worldwide in perpetuity.

(bullet) SPECIALTY VIDEO DISTRIBUTION ARRANGEMENT

On July 23, 1996, the Company executed an arrangement to market and distribute worldwide the 60-minute specialty instructional video entitled THE INTERNET TOUR GUIDE ("product"). The product is in the beginning stages of marketing and distribution and has not yet realized any revenue from such initial efforts. According to the terms of the arrangement the Company retains 40% of any potential producer's gross revenue percentage accruing to the Company from any and all marketing and exploitation of the product worldwide in perpetuity.

(bullet) TELEVISION CO-PRODUCTION II

The Company has entered into an agreement ("Agreement") with Pacific Pictures of Los Angeles, CA for the development, co-production and distribution of a television series of 5 special interest 30-minute productions ("product"). The series will be distributed to independent, low power (LP) and cable outlets throughout the United States. According to the terms of the Agreement the Company retains 5% of any potential producer's gross revenue percentage accruing to the Company from any and all marketing and exploitation of the product worldwide in perpetuity.

(bullet) CORPORATE ACQUISITION NEGOTIATIONS

For the past three years, the Company has been in the process of reviewing and analyzing various potential corporate acquisitions and merger possibilities, certain of which are highly diversified such as medical services. Management of the Company has had indepth internal discussions concerning the risks, requirements, potential and overall viability of associating with a highly diversified business. In the opinion of the Company's management, so long as the diversified business maintains serious potential revenue producing capability, management expertise for sustaining such ongoing revenue potential, clarity of mission statement and objectives, and cash flow potential which could be used in the development of the Company's core business, management of the Company will encourage such mergers and acquisitions, investigations and possibilities for the express purpose of increasing, overall, shareholder value of the Company. In addition to the quantitative aspects of the Company's diversification decisions, the articles, bylaws and corporate charter of the Company provide for flexibility in the Company's ability to explore and enter into diversified fields of enterprise.

MARKETING OF THE COMPANY'S PRODUCTS AND SERVICES

The combined experiences of the Company's management and companies in its distribution network creates a strong marketing position for the Company. Marketing outlets and techniques which have been successfully utilized for the Company's products or services in the past and/or which will be utilized in the future either domestically or in foreign territories include: THEATRICAL EXHIBITION, HOME VIDEO SALES, HOME VIDEO RENTAL, BROADCAST (NETWORK) TELEVISION, SYNDICATED TELEVISION, CABLE TELEVISION, LOW POWER (LP) REGIONAL TELEVISION, PUBLIC BROADCAST (PBS) TELEVISION, AND ANCILLARY PRODUCT MERCHANDISING (ancillary product merchandising includes revenues created from non-theatrical or non-broadcast exploitation such as merchandising of t-shirts, toys, books and music). All or some of these outlets are customarily incorporated into a marketing strategy on either a regional, national, or international exposure basis with quality, genre public appeal, and rating, all being factors. The Company's network of marketing and distribution companies includes independent and major industry leaders such as UNITED ARTISTS INC. (relationship between the Company and the company includes foreign and domestic theatrical exhibition of feature film product), MIRAMAX FILMS INC. (relationship between the Company and the company includes domestic theatrical exhibition of feature film product), MGM/UA INC. (relationship between the Company and the company includes foreign and domestic theatrical exhibition of feature film product), CINETRUST Entertainment Co. (relationship between the Company and the company includes foreign and domestic broadcast, television and home video exhibition of feature film and television product), TWENTIETH CENTURY FOX FILM CORPORATION (relationship between the Company and the company includes foreign and domestic theatrical exhibition of feature film product), SHAPIRO GLICKENHAUS ENTERTAINMENT (relationship between the Company and the company includes foreign and domestic broadcast, television and home video exhibition of feature film and television product), PARAGON CABLE TELEVISION (relationship between the Company and the company includes regional cable broadcast of television product), CENTURY CABLE TELEVISION (relationship between the Company and the company includes regional cable broadcast of television product), MNTEX CORPORATION (relationship between the Company and the company includes sell-thru specialty video product) and the HANDLEMAN COMPANY (relationship between the Company and the company includes sell-thru specialty video product). Primary expected revenue sources include but are not limited to:

THEATRICAL EXPLOITATION - An average of approximately 60% of theatrical revenue within the industry as a whole is derived from the North American market with respect to English language films. The balance comes from overseas outlets with the most significant being Japan, France, Germany, Italy, the United Kingdom and Australia. The importance of the overseas market is once again on the incline due to the decrease in the value of the dollar.
Foreign markets will be responsible for 60% of the total box office revenue in the near future.

The Company has acquired immaterial revenue at this time from theatrical exhibition for the feature film product known as MOVIES, MONEY AND MURDER aka BREAKING UP WITH PAUL. (Further exploitation of this product by the Company will require additional working capital.)

According to Richard Fay of AMC Theater circuit, the second largest exhibitor of feature length motion picture product in the world, there is currently a building boom occurring among exhibitors with the number of screens in the United States beginning to increase in the 1980's by 7.4% to more than 20,300. It is the Company's opinion that, due to a widely known increase in public consumption in, and desire for more feature filmed entertainment domestically along with the increased desire by foreign markets for United States produced feature film entertainment, this trend of expansion for the number of screens in both the United States and foreign territories will continue throughout this decade and well into the next century. The exhibitors or movie theater owners generally retain an average of 50% of the box office receipts as their fee and remit the other 50% frequently referred to as "domestic theatrical film rentals" to the film's distributor. Home video advances for feature films range from $100,000 to more than $5,000,000 plus escalators based upon such variables as box office performance, print and advertising expenditures and the number of screens secured during theatrical release.

CABLE TV, PAY TV, DBS, AND MATV EXPLOITATION - Pay television has shown tremendous growth over the past decade. The market leaders, past and present, have been Home Box Office (HBO), Cinemax, and Showtime/The Movie Channel. These pay television services have recently exhibited over 300 films per year. Of the approximately $20 (basic) per month that a pay television subscriber pays to a cable company, about $10 is returned to the pay television service and in turn, $3 to $6 is returned to the distributor. Distributors, on exclusive multi-picture deals, have been able to command prices of $3 to $8 million per film. On a non-exclusive basis, prices range from $1 to $2 million per film where the film has achieved average success. Certain of the Company's film library are shown periodically on cable television.

A relatively new area of exhibition is pay-per-view. At present, there are approximately 12 million homes equipped to receive the service and that number is expected to increase to 30 million by the end of the decade. Prices generally charged for pay-per-view are $10 per show to the consumer, of which about 60% is being returned to the distributor. The expanding growth in this area will continue to be a major new revenue source for film distribution.

MATV (Master Antenna Television) systems available in North America produce an additional though relatively small revenue source for films and DBS (Direct Broadcast Satellite) is beginning to make serious inroads, primarily in Europe in those countries where residential cable service is not readily available.

The Company has acquired immaterial revenue at this time from cable television, pay television, DBS and MATV for the feature film projects entitled HOLLYWOOD HEARTBREAK, SWEET JUSTICE, COUGAR JUNCTION, and television production specials entitled KJ COUNTRY, specialty videos entitled THRILLS, CHILLS & SPILLS; THE REAL GODFATHERS; HOLLYWOOD'S HOTTEST STUNTS, and fifteen public domain classic feature film productions. (Further exploitation of this product by the Company will require additional working capital.)

NETWORK TELEVISION EXPLOITATION - The broadcast television industry in North America is dominated by three networks, ABC, CBS and NBC. With the recent development of Fox Broadcasting in addition, the network's generally license 75 to 150 theatrical films annually and commission approximately 125 made-for-television movies (MOWs) from independent producers such as the Company. In addition, they broadcast over 100 hours of miniseries. American and foreign television networks are still very significant buyers of feature films. In the United States they have become less aggressive than the pay television companies in their pricing policies. The price range for multiple broadcast of a film is between $1 million and $5 million. Exceptional films may command substantially higher prices.

The Company has acquired immaterial revenue at this time from network television exploitation for the feature film product known as Sweet Justice. (Further exploitation of this product by the Company will require additional working capital.)

SYNDICATED TELEVISION EXPLOITATION - Revenue from rights granted to individual independent television stations (of which there are over 250 in North America), has increased in recent years as the number (over 300 in U.S./Canada) and financial strength of local stations has increased. These stations usually described as the "syndication market" and often loosely associated for product buying purposes now rival the traditional standard (broadcast) television networks in competing for viewers. As the core of their programming, these stations use syndicated (after network) television series and feature length films.

The Company has acquired immaterial revenue at this time from syndicated television exploitation for the television production special known as KJ COUNTRY. (Further exploitation of this product by the Company will require additional working capital.)

OTHER REVENUE - i.) Non-theatrical revenue results from a film project being made available to airlines, schools, public libraries, community groups, ships at sea, prisons, and bases for the military forces.

ii.) Ancillary markets such as the rights to use the images of characters in a picture for merchandising purposes in connection with video games, toys, t-shirts, posters, and like paraphernalia.

iii.) Revenue may also be realized from the novelization of the screenplay and other related publications, music used in pictures sold as soundtracks, records, CDs, cassettes, and mechanical performance and sheet music publication.

The Company has acquired no revenues at this time from these particular sources of non-theatrical, television, or ancillary markets.

The Company has participated in a variety of the preceding type marketing and distribution arrangements over the past fifteen years. The Company's major effort has been focused on syndication of television product and regional broadcast of television product in the state of California. As previously referenced, in order to further expedite and create revenue from marketing and distribution efforts of the Company and its distributor network, the Company requires significant additional working capital to more fully and properly exploit any appropriate markets and media while creating additional viable desire by the general public to acquire or consume this product. The Company's future plans include financial offerings and/or other customarily used methods of capital acquisition by small and midsize companies, including debt or equity financing or a combination of both, to acquire certain of this additionally needed working capital.

THE COMPANY'S COMPETITION IN THE MOTION PICTURE AND TELEVISION
INDUSTRY

The motion picture and television industry is highly competitive. Management of the Company believes that a picture's theatrical success is dependent upon general public acceptance, marketing technology, advertising and the quality of the production. The Company's motion picture and television productions compete with numerous independent and foreign productions as well as productions produced and distributed by a number of major domestic companies, many of which are units of conglomerate corporations with assets and resources substantially greater than the Company's. Management of the Company believes that in recent years there has been an increase in competition in virtually all facets of the Company's business. The motion picture industry itself competes with television and other forms of leisure-time entertainment. The growth of pay television and the use of home video products may have an effect upon theater attendance and non-theatrical motion picture distribution. Since the Company may distribute product to all of these markets, it is not possible to determine how its business as a whole will be affected by these developments and accordingly, the resultant impact on the financial statements.

Obtaining motion pictures for distribution and the distribution of motion pictures are highly competitive endeavors. In the distribution of motion pictures, there is very active competition to obtain bookings of pictures in theaters and on television networks and stations throughout the world. A number of major motion picture companies have acquired motion picture theaters. Such acquisitions may have an adverse effect on the Company's distribution operation, endeavors, and its ability to book certain theaters, which, due to their prestige, size and quality of facilities, are deemed to be especially desirable for motion picture bookings.

In producing and distributing television programs, competition is intense because the number of available broadcast hours is limited, other forms of programming compete to fill such time and there are numerous suppliers of such programming, including the networks, other motion picture companies and independent producers. Management believes that the decision by the networks, individual television stations and cable systems to license a motion picture is based primarily on the quality of the picture, its appropriateness for a general television audience, its box office and critical success and, if the picture has previously been shown on television, audience response as measured by ratings.

The Company's ability to compete in certain foreign territories with either film or television product is affected by local restrictions and quotas. In certain countries, local governments require that a minimum percentage of locally produced productions be broadcast, thereby further reducing available time for exhibition of the product.

DEPENDENCE ON A FEW MAJOR CUSTOMERS

The Company and its affiliated companies, due to the diversification of interests as discussed supra, are not dependent on a few major production successes or customers. Although the Company has and will continue to utilize the services of a number of well-known performers and technicians, the Company's diversification is such that the loss of any one such professional would not be a material matter that would seriously adversely affect the Company's business operations.

THE COMPANY'S FUTURE CAPITAL REQUIREMENTS

The Company has currently been negotiating with various broker-dealer investment banking firms to underwrite public offerings of the Company's securities in the total amount of $7,000,000. Terms of the proposed public offerings have not been finalized but it is anticipated by management that the Company will utilize the net proceeds from such offering in the following general manner.

$  700,000  administrative expenses
   300,000  development expenses
 3,000,000  production expenses
 1,250,000  acquisition expenses
 1,750,000  marketing expenses
$7,000,000  Total

The Company intends to further resolve and provide for its liquidity needs as well as provide for the needed capital resources to expand its operations through private placements on a project-by-project basis in limited partnership form. To meet the Company's interim liquidity and capital resources needs while the Company's proposed future public offering and private placement offerings are being prepared and examined, the Company, in addition to short term borrowings, is presently contemplating further sales of its unregistered common equity to accredited investors under one or more exemptions that provide for the same.

EMPLOYEES

The Company presently has under contract eight officially elected officers of the Company, one fulltime and two part-time assistants.
Certain of the contracts have provisions that are contingent upon the acquisition of substantial working capital by the Company. Accordingly, certain of the officers do not devote their full time to the business of the Company. Full and parttime employees involved in motion picture and/or television development production or distribution operations number between approximately 5-60 depending on the number of projects in process, the complexity of a particular project, and production and/or marketing timetables. Employees involved in the healthcare subsidiary currently number approximately 25 year round. The educational seminar subsidiary only uses personnel when presenting a seminar or similar event at which time approximately 3 to 5 employees are required.

Item 2.   Description of Property.

The Company owns no real properties. The Company's present offices and facilities, located in both suburban and metropolitan geographic areas, encompass approximately 5,500 square feet in buildings of good condition. Locations which are occupied on a month-to-month or yearly lease basis include the Company's executive offices since 1984 at Seacliff Office Park, 2120 Main Street, Suite 180, Huntington Beach, California, 92648. The Company's corporate records office at 561 E. Jefferson, Detroit, Michigan, 48226; an administrative office at 326 N. Chestnut, Lansing, Michigan; and a branch office of the Company at 42 King Street, New York, New York, 10014.

Item 3.   Legal Proceedings.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

To the best knowledge and belief of the Company, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company, has been involved in:

(1) Any bankruptcy petition by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2) Any conviction in criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily, barring, suspending, or otherwise limiting his involvement in any type of business, securities or banking activities; and

(4) Being found by any court of competent jurisdiction (in a civil action), the Commission or the Commodities Futures Trading
Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

As of December 31, 1996, there were no material pending legal proceedings to which the Company was a party or to which any of its assets was subject. However, the Company is currently in negotiations for the reimbursement of 8 film and television videotape and 35mm film master copies of feature length motion picture and television productions owned by the Company and maintained at a film and video storage facility. The Company's attorneys are preparing litigation and related processes in the event the results of the negotiations are unsatisfactory. The Company is seeking damages in the amount of $397,500 for the loss of its "stored material".

Item 4.   Submission of Matters to a Vote to security holders.

N/A

Part II

Item  5.  Market for Common Equity and Related Stockholder Matters.

MARKET FOR COMMON EQUITY

From December 1983, the date upon which present management took control of the National Power Corporation, there has been a thin range of trading occurring with the Company's common shares in the Over-the-Counter market. The Company's common stock is presently traded on the over-the-counter (OTC) market through primarily inter-dealer trades. The Company's history of trading includes both pink sheets and NASD's Electronic Bulletin Board system. The most recent availability for open trading of the Company's common shares was during fiscal 1992 when the Company was traded on the over-the-counter market on the NASD's Electronic Bulletin Board system under the NQB symbol of "WWMP". Since that time in 1992 there has been only inter-dealer trades. Inasmuch as the last open trading for the Company's stock occurred more than 4 years ago, there is no current data to support a range of sales activity with either high or low bid information.

SECURITY HOLDERS

As of December 31, 1996, the latest practicable date for which information is available, the Company had approximately 756 holders of record of the Company's common equity.

However, based upon its proxy solicitation procedures for the last year's annual meeting of stockholders and institutional holdings, the Company believes it has more than 1,000 beneficial owners of its common stock.

DIVIDENDS

There have been no cash dividends declared or paid since the inception of the Company, and no dividends are contemplated to be paid in the foreseeable future. The future payment of dividends is within the discretion of the Board of Directors of the Company and will depend on the Company's earnings, its capital requirements and financial condition and other relevant factors.

Item 6.   Management's Discussion and Analysis or Plan of
Operations.

LIQUIDITY AND CAPITAL RESOURCES

Management's discussion and analysis of financial condition and results of operation should be read in conjunction with the consolidated financial statements and related notes. In fiscal 1995 and 1996 the Company continued its involvement in a variety of feature film and television projects relative to development, acquisitions, packaging, production and marketing/distribution activities. The Company also continued to pursue potential diversified business opportunities that have cash flow possibilities. In order to finance its operations, working capital needs and capital expenditures, the Company utilized revenue from licensing fees, loans, proceeds from the private sale of equity securities, deferred compensation, profit participation, and equity in exchange for services and product. In accordance with the Securities and Exchange Commission "Regulation D", and subject to Rule 144 restrictions, the Company issued 386,500 shares of common stock and 0 shares of preferred stock in 1995 for cash and 973,000 shares of common stock and 0 shares of preferred stock for product and services. In 1996, the Company issued 123,123 shares of common stock and 0 shares of preferred stock for cash and 491,507 shares of common stock and 15,000 shares of preferred stock for product and services acquired by or provided to the Company. Further, in 1994, the Company entered into a loan agreement with Huntington National Bank whereby the Company obtained a letter of credit in the aggregate maximum amount of $50,000. The letter of credit was for a period of 12 months and the agreement expired in February, 1995. The Company did not find it necessary to borrow under that
agreement.   This credit arrangement remains available to the
registrant under the same above terms and conditions. The Company uses its primary business loan ($50,000) line of credit provided by Wells Fargo Bank for current cash flow needs and occasionally its credit lines at other financial institutions, and with its suppliers.

The Company's principal liquidity at yearend 1995 included cash of $12,298 and net accounts receivable of $1,500, and at yearend 1996 cash of $196,318 and net accounts receivable of $1,500. After a review of the financial statements at yearend 1994 adjusting entries to the statements were made to reflect a writeoff of some of the accounts receivable in light of their age and apparent uncollectibility. The Company's liquidity position has remained sufficient enough to support on-going general administrative expense, pilot programs, strategic position, and the garnering of contracts, relationships and film and television product for addition to the Company's library, and the financing, packaging, development and production of two feature films. Although the Company during 1995 and 1996 experienced revenue, unless the Company has an influx of additional capital, the Company will not be able to accomplish its planned objectives and revenue projections. Accordingly, the Company intends to resolve and provide for its liquidity needs as well as provide for the needed capital resources to expand its operations through a future proposed public offering of its common shares to the public. It is anticipated that such an offering will commence within the next 24 months for an amount to be determined by the Company and underwriter(s).

To meet the Company's interim liquidity and capital resources needs while the Company's contemplated public offering is being prepared and examined, the Company is presently investigating the possibilities of future loans and is considering future sales of unregistered common equity to accredited investors under one or more exemptions that provide for the same. In the event a loan is obtained, one of the terms may provide that the same be repaid from the proceeds derived from the Company's contemplated public offering. A primary use of public offering proceeds would be the further exploitation of the Company's current film, television library, participations in completed films, and the continued development, production and marketing/distribution of new film and television production opportunities.

RESULTS OF OPERATIONS

The Company has presented a consolidated balance sheet which includes five wholly-owned subsidiaries: Environmental Services Corporation, World Wide Films Inc., World Wide Productions Inc., World Wide Film & Television Institute, and World Wide Medical Services Ltd. The Company's charter allows it to branch into diversified fields of enterprise provided management concludes there is a significant potential for profit. It is the decision of management to continue the major portion of the Company's operations in the motion picture and television industry, but since the primary business objective of the Company is to increase the value of its stockholders' equity, if and when opportunities arise to make profits for the corporation in a diversified industry, the Company shall investigate and pursue such opportunities.

The Company's motion picture and television participation strategy has been to expend its resources and to set in place relationships and contracts in preparation for the continued development, acquisitions, production and/or marketing/distribution of quality moderate budget feature length motion pictures and television productions. The strategy additionally includes the acquisition of screenplays and teleplays suitable for development and completed motion pictures and television projects for licensing and marketing/distribution opportunities for all applicable sales territories throughout the world.

At such time that the above-referred to additional working capital is secured, it is the Company's opinion that substantial revenue will be generated by the existing film and television library and future distribution of potential new product, ultimately realizing its projected return on investment. Arrangements for participation by the Company in various feature film and television productions for the last 24-month period include gross and net revenue participations in one feature film and two television productions ranging between 2-60% of worldwide revenue potential including all markets and all media that the particular production is distributed in. These arrangements include a feature length film entitled CITIZEN SOLDIER originally produced by M&D Productions, purchased by the Company in 1995 and providing a 60% gross revenue participation to the Company in perpetuity. Also, in 1995, the Company purchased thirty-seven feature film submaster (videotape) prints from Stanley Pappas providing 20% of any gross revenue of the product in perpetuity and the television productions entitled TIPS FOR BETTER HEALTH and MARKET PLACES OF THE WORLD, both owned and produced by Pacific Pictures and providing 5% gross revenue co-production participation to the Company in perpetuity. Additionally in 1995, the Company licensed to Media One Broadcasting for $71,000 and 40% of net revenue the right to telecast four feature motion pictures and seventeen television productions which the Company owns as part of its library. In 1996 the Company licensed to Whitman Productions twenty feature films and television productions for $75,000 and 40% of net revenue for the right to telecast and exploit those productions which the Company owns as part of its library. In 1995 and 1996, certain other film and television participations of the Company included development and packaging arrangements, the Company's review and in certain cases, advice and counsel on screenplays and screenplay development scenarios for the subsequent possible packaging and production and distribution of a particular project. The most significant of these productions, their production companies, and percentage of future gross revenue allocated to the Company, were THE EXCHANGE STUDENT offered by production company Loon Star Film Partners (20%); and BLOOD PASSION offered by production company Risk Productions (20%); CHOICE offered by production company Best Pictures Inc. (50%); and ALONG FOR THE RIDE offered by production company Wittman Productions Inc. (50%).

In 1997 and 1998, the Company expects to complete two full length feature films produced for theatrical and video worldwide exploitation. Both productions will be entirely under the responsibility, control and ownership of the Company. All financing for the completion of the first feature length production tentatively entitled SHATTERED ILLUSION starring Morgan Fairchild, Bruce Weitz, and Richard Lynch was secured and the production has been completed. The second production, ALONG FOR THE RIDE, has approximately 75% of the financing secured and negotiations for the remainder in process.

Relative to the completely diversified subsidiary activity in health care, the federal government has temporarily placed a moratorium on certain businesses in the home health care industry which will adversely effect the Company's projected revenues of this subsidiary, World Wide Medical Services Ltd.

The following is a chart showing the comparison between 1995 and 1996.


CATEGORY           1995           1996           % CHANGE
Net Profit (Loss)   (184,644)      (243,086)     -.064%
Assets              17,659,422     17,539,277    -.0068
Stockholder Equity  17,642,820     17,407,742    -.0068
Liability           16,602         131,535       -.004
Net Revenues        71,000         75,000        +.066%
Inventory           17,892,167     17,341,459    +.00013

Item 7.   Financial Statements.

REED & TAYLOR
CERTIFIED PUBLIC ACCOUNTANTS
PROFESSIONAL CORPORATION
561 E. JEFFERSON AVE.
DETROIT, MI 48226-4324

INDEPENDENT AUDITOR'S REPORT

To the Shareholders and Board of Directors
World Wide Motion Pictures Corporation

We have audited the accompanying consolidated balance sheets of World Wide Motion Pictures Corporation and subsidiaries as of December 31, 1996 and 1995, and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements and accompanying notes are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above and accompanying notes present fairly, in all material respects, the financial position of World Wide Motion Pictures Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Reed & Taylor, CPAs, P.C.
Detroit, Michigan
June 30, 1997

Consolidated Balance Sheets
     WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1996 and 1995
                              AUDITED
Assets
                                             1996        1995
Cash                                         196,318     12,298
Accounts Receivable                          1,500       1,500
Completed Motion Pictures/
Television Productions                       16,118,061
16,116,258
Film Properties (Screenplays/Teleplays)      1,680,967
1,680,472
Property and Equipment                       46,437      46,437
Other Assets                                 49,000      49,000
  Less Accumulated Depreciation              (553,006)
(246,543)
Total assets                                 $17,539,277
$17,659,422
Liabilities
Customer Deposit                             115,000     0
Common Stock Payable                         205         272
Preferred Stock Payable                      30          30
Notes Payable                                16,300      16,300
Total Liabilities                            131,535     16,602

Stockholder's Equity
Common Stock $.001 Par Value, 100,000,000
Shares Authorized, 46,099,592 Issued         46,099      45,463
Preferred Stock $.01 Par Value, 1,000,000
Shares Authorized, $10.00 Par Value 100,000
Shares Authorized, 121,217 Issued            1,212       1,052
Capital in Excess of Par Value               18,163,259
18,156,047
Retained earnings (deficit)                  (802,828)
(559,742)
Total Stockholder's Equity                   $17,407,742
$17,642,820
Total Liabilities and
Stockholder's Equity                         $17,539,277
$17,659,422

<F1>
The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
DECEMBER 31, 1996 and 1995
AUDITED

                                   1996      1995
Revenues                           $75,000   $71,000
Operating expenses:
     Administrative                11,623    14,937
     Depreciation                  306,463   240,707
        Total operating expense         318,086   255,644
     Net income (loss)                  $(243,086)$(184,644)
Earnings available to common stockholders
  (and common share equivalent)         $(.005)   $(.005)
Earnings per common share, assuming
  full dilution                         $(.005)   $(.005)

<F1>
The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Cash Flows
     WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS
                        DECEMBER 31, 1996
                              AUDITED
                                            1996
Cash flows from operating activities
Net income (deficit)                                  $
(243,086)
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation                                $ 306,463
(Increase) in customer deposit                115,000
(Decrease) Increase in accounts payable     (67)
     Net cash provided by operating activities           $  421,396
Cash flows from investing activities:
Purchase of Assets                          $    (2,458)
      Net cash provided by investing activities             $(2,458)
Cash flows from financing activities:
Proceeds from issuance of preferred and
common stock                                $  8,168
     Net cash flow provided by financing activities   $
     8,168
Net increase in cash and cash equivalents             $      184,020
Cash and cash equivalents - beginning of year           $     12,298
Cash and cash equivalents - end of year                  $   196,318

<F1>
As of year end December 31, 1996, the Company issued 521,507 shares of common stock and 15,000 shares of preferred stock for product and services acquired by or provided to the Company. In addition, there are 20,500 common and 3,000 preferred shares of stock payable pending consummation of transactions ($205, $30).
<F2>
The accompanying notes are an integral part of these financial statements.

Stockholders Equity
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
DECEMBER 31, 1995 AND 1996


              STOCK     AMT        ADDITIONAL         RETAINED   TOTAL
         COMMON   PREFERRED (P/V)  PAID IN CAPITAL    EARNINGS   S/E
BAL,
12/31/94 44,361,765  46,700  45,414  15,650,729  (375,098) 15,321,045
NET INCOME
(LOSS)                                      (184,644)
STOCK
ISSUED   1,101,530   58,500  1,101   2,505,318
BAL,
12/31/95 45,463,295  105,20046,515 18,156,047    (559,742) 17,642,820
NET INCOME
(LOSS)                                      (243,086)

STOCK
ISSUED   636,297  16,017           796      7,372
BAL,
12/31/96 46,099,592  121,217 47,311  18,163,259  (802,828) 17,407,742

<F1>
The accompanying notes are an integral part of these financial statements.

WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(To be read in conjunction with Consolidated Financial Statements for the year ended December 31, 1996)

NOTE 1 -DESCRIPTION AND HISTORY OF THE BUSINESS.
The Company was founded in July 1977 and incorporated December 9, 1980. In March 1981, the Company acquired G.L. Productions Inc. The acquisition was a production and distribution company for short subjects, docudramas, documentaries and industrial films, many of which were made in conjunction with the U.S. Government. The Company acquired the entire film and television library and related film production equipment. The transaction was facilitated by the exchange of two million (2,000,000) shares of the Company's common stock for 100% of the common stock of the acquisition. The Company has also acquired other motion picture and television productions and acquired marketing/distribution interest in additional motion picture and television productions. The Company's total library of live action motion pictures and videotaped productions consists of 273 projects of various lengths and subject matter.

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

The Company operates several wholly-owned subsidiaries, five of which are currently active, to facilitate the operation of its core business and diversified enterprises. The Company has an active Board of Directors which currently consists of seventeen members with staggered terms, all of whom are either chairperson or a member of one or more of the four board designated committees: executive, finance, audit, and personnel. The Company also maintains four operating committees including production and product development, special projects, minorities and standards.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Because the commercial potential of individual motion pictures and television programming varies dramatically, and does not bear any relationship to their production or acquisition costs, it is impossible to predict or project a trend of the Company's income or loss. However, the likelihood of the Company reporting losses in the short term is increased by the industry's method of accounting which requires the immediate recognition of the entire loss (through increased amortization) in instances where a motion picture or television program produced is not expected to recover the Company's investment. On the other hand, the profit from a successful motion picture or television program is deferred and recognized over the entire period that revenues are generated by that motion picture or television program. This method of accounting may also result in significant fluctuations in reported income or loss, particularly on a quarterly basis, depending on the Company's release schedule and the performance of individual motion pictures or television programs.

A significant portion of the Company's assets was purchased with the issuance of shares of its common and preferred stock. Sixteen million one hundred eighteen thousand and sixty one ($16,118,061) dollars of the assets is represented by its completed film and television library. In the absence of a consistent market for the securities issued, the value of the films was agreed to by the sellers and the purchaser in arms length transactions in accordance with generally accepted accounting standards and additionally, internal evaluation and auditing procedures. The films and television productions in the library have uncertain future revenues that may be expected to grow or diminish along with all of the ancillary markets. In some cases, individual films or television productions may be timeless and irreplaceable, in many cases their book value is almost nil having been amortized based on revenues received several years ago and the inability to estimate a market value or reasonable expected revenue.

The film and television inventory of the Company is regularly reviewed and evaluated by the Company's management. Complicated accounting principles make it difficult to discern exactly the value of the Company's film and television library as carried on its balance sheet; the value may be buried among films currently in release, television productions currently in broadcast, future films and television productions under production or development, and the ubiquitous "other". Forecasting any film's future revenues is a difficult and uncertain art, even for major film distributors and television syndicators. The accounting principles in these areas leave unusual discretion with the film company executives and often result in "unusual" changes in individual periods. There is no generally accepted standard for valuing motion picture and television inventory, film and television projects in process, distribution/syndication contracts, participation agreements, and performer and production related contracts. FASB Statement of Financial Accounting Standards No. 53, paragraph "Inventory Valuation", states "16. Unamortized production and exploitation costs shall be compared with 'net realizable value' for each reporting period on a film-by-film basis;" and in the paragraph "Net Realizable Value" it states, "Net Realizable Value is the estimated selling price (rental value) in the ordinary course of business less estimated cost to complete and exploit in a manner consistent with realization of that income". The accounting profession is currently reviewing the problem of "how to fairly report film inventory on financial statements". Although the Company has on its Board of Directors and professional staff personnel qualified to estimate the value of its film and television inventory for internal verification purposes, it retained the services of an independent appraiser who reviewed the Company's film and television library. The net result of this appraisal did not materially affect the Company's balance sheet.

The Company is continually negotiating with various potential lessors of portions of the film and television library for the implementation of exploitation possibilities. The results of such negotiations may materially affect the asset section of the Company's balance sheet. The value of the film and television inventory is based on regular review and re-evaluation by the Company's management. Full exploitation of the Company's investment in its film inventory is dependent on the acquisition of additional capital. The Company depreciates each film or television program starting with its specific exploitation.

In years prior to fiscal 1994, the Company did not charge a provision for depreciation to expense for equipment because the cost of the depreciable assets was considered to be immaterial in relation to the financial statements. In 1994, the Company began to provide for such depreciation on a straight line basis with asset lives ranging from 7-10 years. Prior accounting periods were not adjusted due to immateriality.

The financial statements as of December 31, 1995, and for the year then ended have been restated to increase depreciation on assets of films which were exploited in 1995. For the year 1995, depreciation expense was increased from $5,786 to $240,707.

NOTE 3 - EARNINGS PER SHARE

Earnings per common share were computed by dividing Net Income
(Loss) by the nubmer of common shares outstanding during the year. Fully diluted earnings per share were cmputed assuming the conversion of all convertible preferred shares.

NOTE 4 -  TAXES
The Company presents its tax returns on an accrual basis. Certain state and local tax filings may differ from the federal returns to take advantage of beneficial local tax law. At December 31, 1996, the Company and its subsidiaries have sustained a cumulative operating loss and may offset this loss against future taxable income. The Company does not expect to utilize the accelerated depreciation option available under the U.S. Tax Code.

NOTE 5 - LEGAL PROCEEDINGS

As of December 31, 1996, there were no material pending legal proceedings to which the Company was a party or to which any of its assets was subject. However, the Company is currently in negotiations for the reimbursement of lost material which consists of eight videotape and 35mm film submaster copies of feature length motion picture and television productions, owned by the Company and maintained at a post production film and video facility. The Company's attorneys are preparing litigation and related processes in the event the results of the negotiations are unsatisfactory. The Company is seeking damages in the amount of $397,500 for the loss of its "stored material".

NOTE 6 - SUMMARY OF CORPORATE SECURITIES MATTERS AND
STOCK ISSUANCE.

Since November 1983, the Company's shares of common stock have traded on the over-the-counter market. The Company is currently a Rule 144 Regulation D publicly-held corporation. The Company's NQB (National Quotations Bureau) call symbol is WWMP and its Standard & Poor's Cusip no. is 981536 10 5. The Company has advised its stockholders and the public it expects to apply for NASDAQ quotation and/or quotations on other exchanges. The Company's common stock is thinly traded at this printing. The Company has previously been quoted on the OTC (Over-The-Counter) Electronic Bulletin Board. The Company's most recent active primary marketmaker went into bankruptcy resulting in the Company's temporary removal from quotation. The Company is also currently in the process of filing its Registration Statement on Form 10SB with the U.S. Securities and Exchange Commission and accordingly, the Company files annual, periodic, and current reports required pursuant to Section 12(g) of the Exchange Act, and it is anticipated that substantial trading will not commence until the Commission has reached the "no comment" stage of the filing process.

The following is the Company's common and preferred stock authorized and issued and outstanding.
Company's common and preferred stock authorized and issued and outstanding.

                        SHARES COMMON STOCK:
PAR                     .001
AUTHORIZED          100,000,000
ISSUED AND OUTSTANDING 46,099,592

                       SHARES PREFERRED STOCK:
PAR (STATED .001)              10.00
AUTHORIZED                   100,000
ISSUED AND OUTSTANDING        20,000

PAR                              .01
AUTHORIZED                  1,000,000
ISSUED AND OUTSTANDING       115,000

               OUTSTANDING CONVERSION RATIO TO COMMON:
               PAR  # SHARES CONVRSN    PRICE    $ AMT
                                                 RATIO
1)        10.00     20,000       1:1    10.00             20,000
2)        .01       717         1:20    10.00             14,340
3)        .01       26,000      1:20    5.00             520,000
4)        .01       15,000      1:10    5.00             150,000
5)        .01       51,000       1:2    5.00             102,000
6)        .01       1,000       1:20    3.00              20,000
7)        .01       7,500       1:20     .10             150,000
TOTAL               121,217             CONTINGENT      976,340

NOTE 7 - SUMMARY OF SUBSIDIARIES.

The Company operates several wholly-owned subsidiaries. Certain of these subsidiary corporations are used to each produce individual motion pictures or television productions. Currently, three of the motion picture production subsidiary corporations are active.
World Wide Productions, Inc., for the purpose of producing the motion pictures tentatively entitled Along for the Ride and Choice; World Wide Entertainment, Inc., for the purpose of producing a
special television production.   The Company operates two
diversified subsidiaries; one which is related to the Company's core industry, World Wide Film and Television Institute Inc. The Institute's business is the development, production, marketing, and implementation of educational symposiums, workshops, lectures and forums in areas covering the entertainment industry, specifically film and television financing, packaging, production, marketing/distribution, and the politicial/networking process that accompanies the entertainment business. Revenue is created primarily from the sale of tickets to these events. Primary symposiums are generally held annually and are designed to accommodate 250 to 1000 people per event. Workshops are held in between the primary symposiums designed to accommodate a maximum of 15 individuals. The symposium and workshop events are further designed to be duplicated in major cities around the country.

The Company has entered into a diversified business of providing medical home health care and providing temporary nursing staff to hospitals and various other health care institutions through its subsidiary World Wide Medical Services Ltd.

NOTE 8 -  SUMMARY OF STOCK OPTIONS, EMPLOYMENT CONTRACTS,
ASSOCIATES, POTENTIAL DILUTION,  CONTINGENT LIABILITY AND ACCRUED
PROFESSIONAL FEES.

The Company has provisions for the issuance of options to purchase shares of its common lettered stock and certain of its preferred stock issued has conversion provisions wherein the holder may convert his/her preferred shares to common lettered stock under certain conditions. There are 121,217 shares of preferred stock outstanding that is potentially convertible to shares of common, dependent upon the market price of the common stock. The Company has entered into agreements to issue its common lettered stock for certain goods and services and arrangements beneficial to the ongoing activities of the Company. Further, various employee contracts, non-exclusive associates agreements, and service or purchase contracts contain provisions for stock issuance. The Company expects to continue to enter into such agreements subject to all applicable securities law. The potential contingent dilution from the issuance of the above stock is 9,498,340 shares. The Company had an unpaid contingent salary liability to its President and Chief Executive Officer, Paul D. Hancock. Mr. Hancock has waived this accumulated back salary of $3,080,000. The accrued professional fees of $269,191 have been waived by the providers of service and accounted for as contributed capital.

NOTE 9 - NOTES PAYABLE, LETTERS OF CREDIT, LINE OF CREDIT

The note holder holding the note comprising the long-term debt has agreed to waive payment until such time that the Company has sufficient working capital to accomplish its objectives. The Company was issued a standby irrevocable Letter of Credit from the Huntington Bank, Cleveland, Ohio, in the amount of fifty thousand ($50,000). The terms of the Huntington Bank Letter of Credit require that, if utilized, the Company will pledge as collateral a portion of its film and television library. If the Letter of Credit is exercised, the resultant loan will be secured by a commensurate portion of the Company's film and television library. The Huntington Bank terms also provide that the Company will continue to be able to sell or lease any portion of the library as long as it retains sufficient material to secure any loans made as a result of the Letter of Credit. This credit arrangement expired in February 1995 and remains available to the company under the same above terms and conditions. The Company currently utilizes a fifty thousand dollar ($50,000) line of credit with the Wells Fargo Bank of California to accommodate its daily cash flow needs and occasionally its credit lines at other financial institutions and with its suppliers.

Item 8.   Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure.

          N/A


Part III

Item 9.   Directors, Executive Officers, Promoters and Control
Persons;       Compliance With Section 16(a) of the Exchange Act.

The Board of Directors is divided into three classes as nearly equal in number as may be, with the term of office of one class expiring each year.

When the number of directors is changed, any newly created directorships or any decrease in directorships are so apportioned among the classes as to make all classes as nearly equal in number as possible. When the number of directors is increased by the Board and any newly created directorships are filled by the Board, there are no classifications of the additional directors until the next annual meeting of shareholders. Notwithstanding the foregoing, unless voting rights thereon are equated to those on the Common Stock, whenever the holders of any series of Preferred Stock are entitled, voting separately as a class, to elect directors, the terms of all directors elected by such holders expires at the next succeeding annual meeting of shareholders. Subject to the foregoing, at such annual meeting of shareholders the successors to the class of directors whose term then expires are elected to hold office for a term expiring at the third succeeding annual meeting. At each annual meeting of the shareholders for the election of the directors (or special meeting of shareholders in lieu thereof) at which a quorum is present, those persons equal in number to the number of director positions for which a class, series or aggregation of classes and/or series are voting, who receive the highest number of votes in such class, series or aggregation which is voting for directors, counting all shareholders voting in person or by proxy entitled to vote therefor, are elected as directors.

Vacancies that occur prior to the expiration of the then current term (whether as a result of a newly created director position on the Board or otherwise), if filled by the Board shall be filled only until the next succeeding annual meeting. Each of the directors of the Company hold office until the annual meeting of shareholders at which the class to which the director has been elected has expired and until his successor is elected and qualified or until his earlier death, resignation or removal.

The following sets forth the names and ages of all of the Directors and Executive Officers of the Company, positions held by such person, length of service, when first elected or appointed and term of office.

DIRECTOR AND/OR
EXECUTIVE OFFICER                           FIRST ELECTED  TERM OF
NAME AND AGE             POSITION       OR APPOINTED    OFFICE
Rodney C. Kropf, Esq.   Chairman of the     1982       1997
Age 70                  Board of Directors

Paul D. Hancock         President/Chief     1977       Director/2000
Age 40                  Executive Officer              Officer/2015
                        and Director

A. Robert Sobolik       Exec. Vice President      1981 Director/2000
Age 61                  Treasurer and Director         Officer/
                                                       Indefinite

Larry Epstein, Esq.     Secretary      1989       Director/1999
Age 47                  Director                       Officer/
                                                       Indefinite

John R. Woodward        Vice President, Film      1982 Director/1998
Age 46                  Production and            Officer/
                        Director                       Indefinite

George T. Lindsey       Vice President, Creative  1982 Director/1998
Age 59                  Development and                Officer/
                        Director                       Indefinite

James J. Aitken, C.P.A. Vice President, Finance   1982 Director/1998
Age 60                  and Administration             Officer/
                        Director                       Indefinite

John Levingston         Vice President/Marketing  1983 Officer/
Age 70                  and Distribution               Indefinite

John D. Foley           Director            1990       1999
Age 46

Robert E. Capps, Jr.    Director            1990       1999
Age 46

Ben Whitfield Jr. Esq.       Director       1980       1999
Age 47

Brendan Cahill          Director            1986       2000
Age 50

Karen J. Segel          Director            1991       1996
Age 49

Alex Trebek             Director            1987       1999
Age 56

Leroy J. Steele         Director            1987       1999
Age 74
Charles Bailey          Director            1985       2000
Age 63

Joseph Dyson, C.P.A.    Director            1983       2000
Age 60

Peter Lallos            Director            1988       2000
Age 63

Philip Langwald         Director            1985       1998
Age 90

Fred Baron              Director            1994       1998
Age 45

Charles Newirth         Director            1994       1998
Age 41

Brian J. Patnoe         Associate V.P.      1986       Indefinite
Age 37                  Administration

Michael Maghini         Associate V.P. 1985       Indefinite
Age 38                  Finance

David A. Toma           Associate V.P. 1990       Indefinite
Age 47                  Production

RODNEY C. KROPF*, age 70 - Mr. Kropf is Chairman of the Board of Directors of the Company. He is presently involved in the general practice of law. He has held various public positions with Federal and local governments. He was Assistant United States District Attorney for five years and thereafter served as Assistant City Attorney and City Attorney in the state of Michigan. Mr. Kropf has had extensive experience in the organization and development of radio stations throughout the Midwest such as W.E.R.C. (now W.C.A.R). He has participated in the acquisition and sale of many radio properties for the Malrite Broadcasting Company. He is the director and officer of various corporations and has been active in real estate, development, and construction of housing and commercial properties. He is a graduate of the University of Michigan Law School and Wayne State University.

PAUL D. HANCOCK*, age 40 - Mr. Hancock is the President and Chief Executive Officer of the Company. He is the founder and developer of its film production concept and has served as President and Chief Executive Officer since its inception. He has been a production and business advisor to various film financing and production companies and has supervised in-depth research and work study in moderate budget/cost-controlled feature film productions. Mr. Hancock was responsible for leading one of the first exploratory film finance teams to the Wall Street capital markets in the late 1970's in order to develop and encourage motion picture financing by the investment banking community. He was instrumental in the formulation of entertainment industry relationships specifically in moderate budget feature film production financing with companies such as E.F. Hutton & Co.; Kidder, Peabody and Prudential-Bache Securities. Mr. Hancock has also been a lecturer on various aspects of the entertainment industry, entrepreneurship and finance at University Graduate Schools of Business, seminars and conferences. He has maintained a specialized expertise and conducted diverse consulting in motion picture and television financial packaging and development. He has previously been employed in a variety of management capacities in the theater and hotel businesses for Farber Enterprises and Ramada Incorporated. Mr. Hancock attended the Cranbrook Academies, Eastern Michigan University, and the University of California at Los Angeles. He belongs to several professional organizations including the Academy of Television Arts and Sciences and is a radio talk show host on independent film production.

A. ROBERT SOBOLIK*, age 61 - Mr. Sobolik is the Executive Vice President and Treasurer of the Company. He has previously held senior corporate positions including Vice President of Operations for Stratavision Inc. in Southern California specializing in computer software development. Mr. Sobolik has been a financial consultant and advisor to various international and U.S. Fortune 500 corporations including HRT Industries; Senior Consultant/financial services, Saudi Airlines in Saudi Arabia and Senior Project
Manager for Sierra Power Co. and the Texas Legislative Counsel. Prior to his consulting services, he was Project Manager and Director for computer systems in corporate development with the U.S. Borax Chemical Corporation and before that supervised computer operations, computer systems and corporate data processing. He has also been a Manager and Controller of computer operations for a major Los Angeles based corporation. Mr. Sobolik has served in corporate management for more than twenty-five years in business, finance and industry throughout the western U.S. and abroad.

LARRY EPSTEIN, age 47 - Mr. Epstein is the Secretary of the Company. He is a practicing attorney in Southern California He has been a sole practitioner since 1987 specializing in business, family and entertainment law. He was previously involved for three years as Executive Vice President and in-house legal counsel to Cherrystone Pictures, Inc., an independent feature film production company based in Los Angeles, and in that capacity oversaw all corporate and administrative fiduciary responsibilities of the company and orchestrated all documentation for domestic and international co-ventures and related agreements. Prior to his production company involvement, Mr. Epstein was a Senior Partner in the Los Angeles-based law firm of Abouaf, Epstein, Meyers & Gronemeier, specializing in business, tax, and entertainment law. He is a member of the State Bar of California, San Fernando Valley Bar Association, Los Angeles County Bar Association and The American Bar Association. Mr. Epstein has sat for 7 years as special referee and judge for the State Bar of California and is also currently Judge Pro Tem for the Superior Court, State of California, County of Los Angeles.
JOHN R. WOODWARD, age 46 - Mr. Woodward is the Vice President for Film Production of the Company. He is responsible for the technical production procedures of the film and television projects the Company produces or co-produces. His career has spanned more than 20 years of both independent and studio film and television production for companies such as Twentieth Century Fox Film Corporation, Paramount Pictures, and Castle Rock Entertainment. Including his studio involvement, he was executive in charge of production for independent production company, Melco General, Incorporated in Los Angeles. He has been a senior member of the production team for a wide variety of film and television projects, including SWEET DREAMS, FLASHDANCE, THE MANITOU, TALES FROM THE CRYPT, YOUNG GUNS II, UNIVERSAL SOLDIER, and the recent Academy Award nominated SHAWSHANK REDEMPTION, among many others. Mr. Woodward has additionally been associated with and instrumental in productions at other major studios such as Warner Brothers, Columbia, Disney, the C.B.S. Studio Center, Samuel Goldwyn, and Bavaria-Atelier Studio in Germany. His television commercial background is varied having worked on commercials for the Sony Corporation, Lincoln-Mercury, and Pepsi. He has specialized training and expertise in pre-production through post production coordination and requirements, and film production budget control. He holds a Bachelor of Arts degree in Visual Arts, a Masters degree in Cinema Production, and is a member of the Director's Guild of America.

GEORGE T. LINDSEY, age 59 - Mr. Lindsey is the Vice President of Creative Development of the Company. He is responsible, with the production committee, for the selection and development of film projects for the Company. His film career spans over twenty-five years of literary and production film work. He has most recently completed writing feature film projects for New West Films Corp.
He has been associated in the past with film production houses and television stations, including service as an executive producer and director on the staff of the National Broadcasting Company and its
affiliate W.R.C.-T.V. and W.I.T.F.   Formerly, as President of a
motion picture production company, he produced documentaries and docudramas throughout Europe, Africa, and South America. He has worked with such talent as Eli Wallach, Henry Fonda, Raymond Massey, Leonard Nimoy, Brock Peters and Lorne Green. Mr. Lindsey has done in-depth work in the field of pre-production of motion picture projects and has earned over eighteen national film awards for film and television productions, including regional emmy awards, local emmy awards, the N.E.T. award for excellence in film production along with gold, silver and bronze medals in film production from the New York International Film Festival. He is a member of the Writer's Guild of America, West, Inc. and the Director's Guild of America.

JAMES J. AITKEN, age 60 - Mr. Aitken is the Vice President of Finance and Administration of the Company. He is responsible for the overall business management and administrative systems of the Company. He is a Certified Public Accountant and was formerly a Partner and Regional Manager for Ernst & Whinney (now Ernst & Young), a national and international public accounting firm. His experience while engaged in public accounting encompassed a wide variety of clients including many companies in the entertainment industry including television, radio, cablevision and professional sports teams. Mr. Aitken has led many conferences and advanced workshops in professional management and accounting sponsored by Ernst & Whinney. He has also been an instructor and professor of business and finance and accounting courses at the University level. He is a member of the American Institute of Certified Public Accountants and several other professional societies and organizations related to business management and finance.

JOHN D. FOLEY, age 46 - Mr. Foley is currently Executive Vice President of Miramax Films, overseeing all theatrical acquisitions and distribution. He was formerly President of MGM/UA and was recruited by MGM in 1987 as Vice President/Sales where he managed domestic sales in the Southern and Western divisions of the United States. In 1989 he was named President, managing all North American activities for the company. Certain recent Miramax and MGM production successes he has been instrumental in include PULP FICTION, BENNY AND JOON and UNTAMED HEART. Other past productions he has been instrumental in include RAINMAN, A FISH CALLED WANDA, and MOONSTRUCK. Mr. Foley began his film career in 1975 on the East Coast with Columbia Pictures. He held various management positions with Columbia during his tenure with the company, encompassing regional sales throughout the midwest and southern United States. In 1986, DeLaurentis Entertainment Co. recruited him as Vice President of Distribution to establish the distribution operations for the company's opening in 1986.

JOHN LEVINGSTON, age 70 - Mr. Levingston has been involved in the distribution, marketing, television syndication and packaging of motion picture projects both nationally and internationally for more than twenty years, working with such companies as A.B.C., Gotham-Rhodes Inc., Thompson International and has served as President of Cinema Systems Inc. His film industry background also includes authorship of original stories, one of which was for the feature film NAPOLEON & SAMANTHA and an original musical composition/co- production for ERA Records. Prior to his work in the motion picture industry, he created and marketed internationally high technological industrial instruments while working as a Vice President with companies such as Setco, Dynalube Incorporated, British-American Tobacco Co. in London and Batco Corporation in East Africa. He is the founder of the consulting firm of Levingston-Lehman specializing in financing and marketing research.

ROBERT E. CAPPS, JR., age 46 - Mr. Capps, most recently Executive Vice President-Film for United Artists, has been involved in the marketing, distribution and exhibition of feature motion pictures for more than 20 years. Formerly, Senior Vice President and General Sales Manager for Tri Star Pictures, he has been instrumental in the development of new film marketing technology strategies for the motion picture industry, primarily the theatrical market. He has been directly involved in the building and expansion of distribution departments for companies such as Columbia Pictures, Paramount Pictures, and MGM. Mr. Capps has been an instrumental force over the span of his career in the distribution and exhibition of a wide variety of both major and independent feature films including such classic film productions as the TERMINATOR films, LEGEND OF BOGGY CREEK, and WHERE THE RED FERN GROWS.

BENJAMIN WHITFIELD, JR., ESQ., age 47 - Mr. Whitfield is presently a practicing civil attorney with an emphasis in the field of entertainment law. He has served as United States Assistant District Attorney and as an Assistant Attorney General. Mr. Whitfield is a member of the law firm of Wright, Reed & Whitfield, P.C., one of the entertainment law firms serving the corporation.

BRENDAN CAHILL, age 50 - Mr. Cahill was most recently Vice President for Music and Creative Affairs for Universal Studios. Prior to his employment with Universal, he was Vice President in charge of creative affairs and musical director at Columbia Pictures and is currently a development and production consultant in the film/television industry and production consultant to Michael Phillips and Michael Douglas (Michael Douglas Productions). He has in the past been a personal advisor for production and musical affairs to Steven Spielberg (Amblin Light Entertainment), having been involved with such film projects as BACK TO THE FUTURE, CLOSE ENCOUNTERS OF THE THIRD KIND and E.T., THE EXTRA TERRESTRIAL. In the 1960's, Mr. Cahill was credited with being intregal in the success of such musical groups as the Birds, Jefferson Starship, and the Monkees, and was executive producer on the successfully syndicated television show, THE PARTRIDGE FAMILY for ABC. Other feature film and television production credits for Mr. Cahill include CALIFORNIA SUITE, THE BREAKFAST CLUB, OUT OF AFRICA, MIAMI VICE, and the Emmy Award winning MURDER SHE WROTE.

KAREN J. SEGEL, age 49 - Ms. Segel has most recently been independent tax counsel and corporate taxation specialist to various individuals, corporations and partnerships throughout Southern California and in New York encompassing among others, industrial, manufacturing and communications industries. She is a sole practitioner and was previously senior tax accountant for Oppenheim, Appel & Dixon in Los Angeles and senior tax accountant for S.N. Chilkov & Co., CPAs, in Beverly Hills, California. Prior to Ms. Segel's legal and accounting practice, she was an administrator for Olds Brunel & Co. and U.S. Banknote Corp. in New York City. She maintains memberships in several national and international professional services organizations.

ALEX TREBEK, age 56 - Mr. Trebek has been involved in the television industry for over twenty-five years as a producer, host and innovator of a wide variety of entertainment shows. He has produced and hosted the internationally successful gameshow JEOPARDY which has been the second highest rated television show in syndication. Mr. Trebek was also the host of the successful television game show CLASSIC CONCENTRATION. As a television media executive, he is currently developing other projects for television and film as well. Mr. Trebek, originally from Sudbury, Ontario, Canada, worked for the Canadian broadcasting company (C.B.C.) throughout the 1960's and early 70's before relocating to the United States in 1973.

LEROY J. STEELE, age 74 - Mr. Steele's background encompasses over 40 years as an executive with various corporations within the United States and in Canada, including Executive Vice President and Chief Operating Officer for Bullock's company in Los Angeles, Vice President and General Manager for the Boston stores on the Eastern seaboard, and Chairman of the Board/Chief Executive Officer for A.J. Freeman Ltd. in Ottawa, Canada. Mr. Steele has also been a business management consultant and advisor for many years.

CHARLES C. BAILEY, age 63 - Mr. Bailey was most recently Senior Vice President of Thomson McKinnon Securities Inc. in New York City and previously Vice President of Prudential Bache Securities, two of Wall Street's leading investment banking firms. Mr. Bailey has been involved in international business and finance for more than 25 years and is the executive producer for a Broadway theatrical production company. He was the producer of the musical Broadway production of MY ONE AND ONLY with Twiggy and Tommy Tune, and STARDUST with Sean Young.

JOSEPH DYSON*, age 60 - Mr. Dyson is currently the President and Chief Executive Officer of Health Care Capital Corporation of California. He was formerly Vice President and Manager of Merrill Lynch White Weld Capital Groups, Western Region Health Care Finance Department and Vice President of First America, a financial consulting firm. In addition, he was a regional partner at Arthur Young & Co. and managing Vice President of Telco Capital Corporation. Prior to his private sector career, he was engaged at the Department of Health, Education and Welfare where he served as Acting Regional Program Director of the Hill-Burton Program as well as special consultant to other Regional Loan Offices. He is a Certified Public Accountant and has served as an official for the Securities and Exchange Commission.

PETER LALLOS, age 63 - Mr. Lallos was most recently Senior Vice President for the investment banking firm of Bear, Sterns & Co. in New York City. He has previously held senior corporate positions including Managing Director for Manufacturer's Hanover Trust Company, Senior Vice President - E.F. Hutton & Co. and Senior Vice President - Donaldson, Luftkin & Jenrette. Mr. Lallos' Wall Street expertise encompasses more than 25 years of investment banking, commercial banking and specialized public and corporate financing around the world.

PHILIP LANGWALD, age 90 - Mr. Langwald is Chairman Emeritus of the Board of Directors of the Company and is currently a retired municipal administrative executive. He has been involved with land development and appraising for real estate and managing the construction and development of shopping and residential areas in the midwestern United States. He was formerly with the United States Department of Labor and Internal Revenue Audit Division.

FRED BARON, age 45 - Mr. Baron is currently Senior Production Executive for Twentieth Century Fox Film Corp. where he is responsible for all phases of production oversight for all feature film production at the studio. Prior to his studio involvement, he was production representative at HBO, overseeing a wide range of features and M-O-Ws. Mr. Baron has also acted as co-producer on television productions such as TALES FROM THE CRYPT and production coordinator and production supervisor on a wide variety of independent motion picture/television production.

CHARLES NEWIRTH, age 41 - Mr. Newirth is currently an established Independent Producer in the motion picture industry and has been responsible for the production of such major motion pictures as the Academy Award winning and highly successful FORREST GUMP, as well as BUGSY with Warren Beatty and TOYS with Robin Williams. His career in production has included production manager for such films as PRETTY IN PINK, ROBOCOP, and THE ABYSS. He has also worked in such diverse senior production positions as production supervisor, production coordinator, and location manager.

BRIAN J. PATNOE, age 37 - Mr. Patnoe's tenure with the corporation began in 1987 as Executive Assistant in the areas of finance and administration. In 1989, he was elevated to the post of Associate Vice President, Administration, working as key liaison between senior officers of the corporation and members of the Board of Directors. His responsibilities also included monitoring and maintaining WWMPC's corporate due diligence data information, finance material information, and monitoring basic stockholder relations. He has worked closely with senior management of the company in the negotiations of co-financing production scenarios with domestic and foreign companies, consortiums, and independent financiers. Mr. Patnoe has also been associated with Motorola ISG as national accounts manager and McDonnell Douglas Corporation as a configuration management analyst and product definition specialist; both senior technical and analytical corporate administrative positions assuring quality control and infrastructure communications. He maintains a degree in Business Administration and Economics from California State University, Fullerton and a Masters in Business Administration from the University of Southern California.

MICHAEL MAGHINI, age 38 - Mr. Maghini was most recently Vice President with Eden Financial Group, a Wall Street investment banking firm providing wholesale financial products to associate brokerage firms around the country, as well as a Managing Partner and Vice President with Famco, Inc. a real estate holding company in New York City. Mr. Maghini's well established financial experience, including his executive association for investment with the Putnam's Golden Scale Council, and his membership in the Million Dollar Round Table Club, complement his past investment management and development training with Paine Webber. Prior to Paine Webber, he held an investment executive position with Thompson McKinnon Securities. Mr. Maghini has helped develop the investment banking division of a major New York financial firm and has also managed a variety of many diverse institutional and, private investment portfolios. He is a graduate of Southern Connecticut University where he received his Bachelor of Science Degree in Political Science and Economics.

DAVID A. TOMA, age 47 - Mr. Toma has most recently been associated with Cinema Research Corporation and Complete Post Inc. in Los Angeles responsible for managing all aspects of film and video post production and production processing. He has been instrumental in the development and growth of both companies to become two of the largest and highly sophisticated post production facilities in the motion picture industry. He has further been a consultant and advisor on post production techniques and procedures for several companies including Lorimar Entertainment. Mr. Toma was also engaged in several film production, marketing and editing capacities for the motion picture and television industry including Executive in Charge of Production for Laserus Entertainment Inc., a leading entertainment commercial company producing a wide variety of television programming; production/ marketing executive for Pacific Video Inc., a major post production facility; and post production supervisor for independent production company, Sun Classic Pictures Inc. Mr. Toma has specialized expertise in the implementation of favored nations agreements, extensive knowledge of electronic post production techniques, state of the art and conventional theatrical and video editing, as well as new mastering technologies for European and domestic delivery. His film and television credits include Robert Altman's POPEYE, THE LINCOLN CONSPIRACY, BEYOND AND BACK, the long-running television series SOAP and BENSON, and he was the recipient of an achievement Emmy Award from the Academy of Television Arts and Sciences for his contributions to the CBS Movie-of-the-Week BABIES HAVING BABIES.

* (Indicates members of the Executive Committee)

FAMILY RELATIONSHIPS

There are no family relationships among directors, executive officers or persons chosen by the Company to be nominated as a director or appointed as an executive officer of the Company or any of its affiliated subsidiaries.

Item 10.  Executive Compensation.

The summary compensation table below sets forth certain information for all compensation, including: annual, longterm and stock compensation paid for services rendered to the registrant in all capacities for the fiscal years ended December 31, 1996, 1995, and 1994.

Summary Compensation Table

                   ANNUAL COMPENSATION
                                  Annual Compensation
Name and Principal Position
(a)                     Year(b)   Salary($)(c) Bonus ($)(d)Other Annual
                                  *, **, ***      Compensation ($)(e)
Rodney C. Kropf**       1996      0          0         0
Chairman of the Board   1995      0          0         0
                        1994      0          0         0

Paul D. Hancock*/**     1996      310,000    0         0
President, CEO ***      1995      295,000    0         0
                        1994      280,000    0         0

A. Robert Sobolik*/**   1996      0          0         0
Exec. V.P./Treasurer    1995      0          0         0
                        1994      0          0         0

Larry Epstein*/**       1996      0          0         0
Secretary               1995      0          0         0
                        1994      0          0         0

John R. Woodward*/**    1996      0          0         0
Vice President          1995      0          0         0
                        1994      0          0         0

George T. Lindsey*/**   1996      0          0         0
Vice President          1995      0          0         0
                        1994      0          0         0

James J. Aitken*/**     1996      0          0         0
Vice President          1995      0          0         0
                        1994      0          0         0

John Levingston*        1996      0          0         0
Vice President          1995      0          0         0
                        1994      0          0         0

John R. Foley**         1996      0          0         0
Director                1995      0          0         0
                        1994      0          0         0

Robert E. Capps Jr.**   1996      0          0         0
Director                1995      0          0         0
                        1994      0          0         0

Benjamin Whitfield Jr.**      1996           0         0         0
Director                1995      0          0         0
                        1994      0          0         0

Brendan Cahill**        1996      0          0         0
Director                1995      0          0         0
                        1994      0          0         0

Karen J. Segel**        1996      0          0         0
Director                1995      0          0         0
                        1994      0          0         0

Alex Trebek**           1996      0          0         0
Director                1995      0          0         0
                        1994      0          0         0

LeRoy J. Steele**       1996      0          0         0
Director                1995      0          0         0
                        1994      0          0         0

Charles Bailey**        1996      0          0         0
Director                1995      0          0         0
                        1994      0          0         0

Joseph Dyson**          1996      0          0         0
Director                1995      0          0         0
                        1994      0          0         0

Peter Lallos**          1996      0          0         0
Director                1995      0          0         0
                        1994      0          0         0

Philip Langwald**       1996      0          0         0
Director                1995      0          0         0
                        1994      0          0         0

Fred Baron**            1996      0          0         0
Director                1995      0          0         0
                        1994      0          0         0

Charles Newirth**       1996      0          0         0
Director                1995      0          0         0
                        1994      0          0         0

Brian J. Patnoe*        1996      0          0         0
Assoc. V.P.             1995      0          0         0
                        1994      0          0         0

Michael Maghini*        1996      0          0         0
Assoc. V.P.             1995      0          0         0
                        1994      0          0         0

David A. Toma*          1996      0          0         0
Assoc. V.P.             1995      0          0         0
                        1994      0          0         0



                        Awards               Payouts       All Other
                                             Securities    Compensation

                                             Underlying    (#)(i)
                                             Options/SARs(#)(g)
                   Restricted Securities
                   Stock Award(s) Underlying
                   ($)(f)         Options/SARs(#)(g)


Rodney C. Kropf**       1996 - 0  50,000     0         0
Chairman of the Board   1995 - 50,000   50,000    0        0
                        1994 - 50,000   50,000    0        0


Paul D. Hancock*/**     1996 - 0        250,000   0        0
President, CEO ***      1995 - 0        250,000   0        0
                        1994 - 0        250,000   0        0

A. Robert Sobolik*/**   1996 - 0        25,000    0        0
Exec. V.P./Treasurer    1995 - 25,000   25,000    0        0
                        1994 - 25,000   25,000    0        0

Larry Epstein*/**       1996 - 0        500,000   0        0
Secretary               1995 - 25,000   500,000   0        0
                        1994 - 25,000   500,000   0        0

John R. Woodward*/**    1996 - 0        50,000    0        0
Vice President          1995 - 25,000   50,000    0        0
                        1994 - 25,000   50,000    0        0

George T. Lindsey*/**   1996 - 0        25,000    0        0
Vice President          1995 - 0        25,000    0        0
                        1994 - 0        25,000    0        0

James J. Aitken*/**     1996 - 50,000   25,000    0        0
Vice President          1995 - 50,000   25,000    0        0
                        1994 - 50,000   25,000    0        0

John Levingston*        1996 - 0        20,000    0        0
Vice President          1995 - 0        20,000    0        0
                        1994 - 0        20,000    0        0

John R. Foley**         1996 - 0        100,000   0        0
Director                1995 - 50,000   100,000   0        0
                        1994 - 50,000   100,000   0        0

Robert E. Capps Jr.**   1996 - 0        50,000    0        0
Director                1995 - 0        50,000    0        0
                        1994 - 50,000   50,000    0        0

Benjamin Whitfield Jr.**      1996 - 0       25,000    0         0
Director                1995 - 25,000   25,000    0        0
                        1994 - 25,000   25,000    0        0

Brendan Cahill**        1996 - 0        20,000    0        0
Director                1995 - 0        20,000    0        0
                        1994 - 0        20,000    0        0

Karen J. Segel**        1996 - 0        50,000    0        0
Director                1995 - 0        50,000    0        0

                        1994 - 0        50,000    0        0

Alex Trebek**           1996 - 0        20,000    0        0
Director                1995 - 0        20,000    0        0
                        1994 - 0        20,000    0        0

LeRoy J. Steele**       1996 - 0        0         0        0
Director                1995 - 25,000   0         0        0
                        1994 - 25,000   0         0        0

Charles Bailey**        1996 - 0  0          0         0
Director                1995 - 25,000   0         0        0
                        1994 - 25,000   0         0        0

Joseph Dyson**          1996 - 50,000   25,000    0        0
Director                1995 - 25,000   25,000    0        0
                        1994 - 25,000   25,000    0        0

Peter Lallos**          1996 - 0  0          0         0
Director                1995 - 25,000   0         0        0
                        1994 - 25,000   0         0        0

Philip Langwald**       1996 - 0        0         0        0
Director                1995 - 25,000   0         0        0
                        1994 - 25,000   0         0        0

Fred Baron**            1996 - 0        0         0        0
Director                1995 - 25,000   0         0        0
                        1994 - 25,000   250,000   0        0

Charles Newirth**       1996 - 0        0         0        0
Director                1995 - 125,000  250,000   0        0
                        1994 - 31,250   313       0        0

Brian J. Patnoe*        1996 - 0        100,000   0        0
Assoc. V.P.             1995 - 50,000   100,000   0        0
                        1994 - 50,000   100,000   0        0

Michael Maghini*        1996 - 0        10,000    0        0
Assoc. V.P.             1995 - 0        10,000    0        0
                        1994 - 0        10,000    0        0

David A. Toma*          1996 - 0        0         0        0
Assoc. V.P.             1995 - 0        0         0        0
                        1994 - 0        0         0        0
(/TABLE)

* Indicates - Although many of the corporate officers have entered into contractual agreements with the Company, certain of the contract's provisions are contingent upon the acquisition of substantial working capital by the Company. Accordingly, certain of the officers do not devote their full-time to the business of the Company.

** Indicates - Certain members of the board of directors who are not officers of the Company receive a mutually agreeable amount of restricted Rule 144 common stock of the Company for each board meeting that they attend and are also periodically reimbursed for the travel expenses incurred, if any, to attend such meetings.

*** Indicates - The President and Chief Executive Officer has
waived his accumulated back salary of $3,080,000.   Also, he has
agreed to waive his current salary indefinitely as long as the
Company does not have sufficient funds on hand.  In return he has agreed to also accept common stock, or preferred convertible stock of the Company at $.10 per share equivalent or mutually agreeable stock options in lieu of cash, at the Company's discretion, except in the event of a merger or takeover of the Company in which he descents.

ARRANGEMENTS WITH DIRECTORS

As indicated above, there are certain arrangements or understandings regarding compensation for services provided by a director including additional consideration payable for special assignments. Each of the directors and/or executive officers of the Company has an understanding with the Company regarding compensation by the Company as an officer of the Company either in terms of duties, which will be rendered on behalf of the Company or in their capacity as an independent associate or as an associate of one of the Company's wholly-owned subsidiaries.

The Company has evaluated the experience and reputation of its directors and allocated compensation of common stock accordingly.
Executive officers of the Company maintain various terms and conditions relative to compensation in their specific employment contracts.

Item 11.  Security Ownership and Certain Beneficial Owners and
Management.


The following sets forth the security ownership of Management of the Company and any holders of the Company's common stock known to own 5% or more of the Company's issued and outstanding common stock. (in alphabetical order)

                                        AMOUNT & NATURE
TITLE          NAME OF                  BENEFICIAL     PERCENT
OF CLASS  BENEFICIAL OWNERSHIP          OWNERSHIP      OF  CLASS

OFFICERS AND DIRECTORS
Common    James J. Aitken               200,000            .43%
          Vice President, Fin. & Adm.   Sole Ownership
          Corporate Director                Sole Voting Power
          12199 55th Ave.
          Remus, MI 48340

Common    Charles C. Bailey             185,000             .40%
          Corporate Director            Sole Ownership
          42 King Street                Sole Voting Power
          New York, NY 10014

Common    Fred Baron                    100,000             .22%
          Corporate Director            Sole Ownership
          531 N. Lillian Way            Sole Voting Power
          Los Angeles, CA 90004

Common    Brendan Cahill                250,000             .54%
          Corporate Director            Sole Ownership
          1141 Marilyn Drive            Sole Voting Power
          Beverly Hills, CA 90210

Common    Robert E. Capps, Jr.          350,000             .76%
          Corporate Director            Sole Ownership
          c/o 2120 Main St., Suite 180  Sole Voting Power
          Huntington Beach, CA 92648

Common    Joseph Dyson                  215,000             .47%
          Corporate Director            Sole Ownership
          8720 Cliffridge               Sole Voting Power
          La Jolla, CA 92037

Common    Larry Epstein, Esq.           576,667             1.25%
          Secretary                     Sole Ownership
          Corporate Director            Sole Voting Power
          11733 Baird Ave.
          Northridge, CA 91326

Common    John D. Foley                 300,000             .65%
          Corporate Director            Sole Ownership
          c/o 2120 Main St., Suite 180  Sole Voting Power
          Huntington Beach, CA 92648

Common    Paul D. Hancock               8,770,444           19.03%
          President/C.E.O.              Sole Ownership
          Corporate Director            Sole Voting Power
          124 8th Street, #8
          Huntington Beach, CA 92648

Common    Rodney C. Kropf, Esq.         255,000             .55%
          Chairman, Board of Directors  Sole Ownership
          16268 Country Club Drive      Sole Voting Power
          Livonia, MI 48154

Common    Peter Lallos                  125,000             .27%
          Corporate Director            Sole Ownership
          31 Woodfield Court            Sole Voting Power
          Laurel Hollow, NY 11791

Common    Philip Langwald               500,000             1.08%
          Chairman Emeritus/            Sole Ownership
          Corporate Director              Sole Voting Power
          16032 Lemond Hills Trail #173
          Del Ray Beach, FL 33446

Preferred Philip Langwald               2,500
          Chairman Emeritus/            Sole Ownership
          Corporate Director                 Sole Voting Power
          16032 Lemond Hills Trail #173
          Del Ray Beach, FL 33446

Common    John Levingston               15,000              .03%
          Vice President, Marketing     Sole Ownership
          & Distribution                Sole Voting Power
          13642 Havenwood Drive
          Garden Grove, CA 92643

Common    George T. Lindsey             692,750             1.50%
          Vice President, Creative      Sole Ownership
          Development/Corporate Director     Sole Voting Power
          10412 Pacific St., #106
          Omaha, NE 68114

Common    Michael Maghini               253,750             .55%
          Associate Vice President, Finance  Sole Ownership
          48 Stonewall Lane                  Sole Voting Power
          Madison, CT 06443-2248

Common    Charles Newirth               125,000             .27%
          Corporate Director            Sole Ownership
          c/o 2120 Main St., Suite 180  Sole Voting Power
          Huntington Beach, CA 92648

Common    Brian J. Patnoe               932,202             2.02%
          Associate Vice President,     Sole Ownership
          Administration                Sole Voting Power
          12553 Wedgewood Circle
          Tustin, CA 92780

Preferred Brian J. Patnoe               55,000              2.02%
          Associate Vice President,
          Administration
          12553 Wedgewood Circle
          Tustin, CA 92780

Common    Karen J. Segel, J.D.          205,000        .45%
          Corporate Director            Sole Ownership
          c/o 2120 Main Street, Ste. 180     Sole Voting Power
          Huntington Beach, CA 92648

Common    A. Robert Sobolik             202,000             .44%
          Executive Vice President/Treasurer Sole Ownership
          Corporate Director            Sole Voting Power
          11453 Tortuga St.
          Cypress, CA 90630

Common    LeRoy J. Steele               50,000              .11%
          Corporate Director            Sole Ownership
          1977 Gramercy Place           Sole Voting Power
          Los Angeles, CA 90068

Common    David A. Toma                 125,000             .27%
          Associate Vice President, Production     Sole Ownership
          21000 Burton Street           Sole Voting Power
          Canoga, CA 91304

Common    Alex Trebek                   350,000             .76%
          Corporate Director            Sole Ownership
          c/o 2120 Main St., Suite 180  Sole Voting Power
          Huntington Beach, CA 92648

Common    Benjamin Whitfield, Jr., Esq. 78,000              .17%
          Corporate Director            Sole Ownership
          9000 E. Jefferson, Apt. 14-3  Sole Voting Power
          Detroit, MI 48214

Common    John R. Woodward              175,071             .38%
          Vice President, Film Production    Sole Ownership
          Corporate Director            Sole Voting Power
          850 Alabama Dr., Rte. 2
          Lone Pine, CA 93545

          OFFICERS & DIRECTORS AS A GROUP    15,080,884     32.71%
OWNERS OF 5% OR MORE OF THE Company'S COMMON EQUITY
Common    Paul D. Hancock               8,770,444      19.03%
          President/C.E.O.              Sole Ownership
          Corporate Director            Sole Voting Power
          124 8th St., #8
          Huntington Beach, CA 92648

Common    Richard D. McLellan, Esq.     3,559,164      7.72%
          c/o 2120 Main St., Suite 180  Sole Ownership
          Huntington Beach, CA 92648    Sole Voting Power

Common    Gordon Estate                 2,658,097      5.77%
          c/o 2120 Main St., Suite 180  Sole Ownership
          Huntington Beach, CA 92648    Sole Voting Power

The foregoing totals are based upon Forty Six Million, Ninety Nine Thousand, Ninety Two (46,099,092) common shares of the Company issued and outstanding stock as of December 31, 1996.

To the best knowledge and belief of the Company, there are no arrangements, understandings, or agreements relative to the disposition of the Company's securities, the operation of which would at a subsequent date result in a change in control of the Company.

Item 12.  Certain Relationships and Related Transactions.

As of this filing, there have been and are presently no transactions to which the Company was or is to be a party in which any of the directors, executive officers or immediate family members thereof have been a party to. It is contemplated, however, that in certain instances directors, executive officers, or immediate family members thereof will be a party to future transactions.

Item 13.  Exhibits and Reports on Form 8-K.

N/A