Form 10QSB
period 1997-03-31
WORLD WIDE MOTION PICTURES CORP
filed 1998-10-16
CIK 1005502

Part I.  Financial Information

Item 1.     Financial Statements

Consolidated Balance Sheets
      WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
      CONSOLIDATED BALANCE SHEETS
      MARCH 31, 1997
                                    UNAUDITED
Assets

Cash                                                   158,878
Accounts Receivable                                    1,527
Work in Process                                        145,533
Completed Motion Pictures/
Television Productions                                 16,118,061
Film Properties (Screenplays/Teleplays)                1,680,967
Property and Equipment                                 46,437
Other Assets                                           49,000
     Less Accumulated Depreciation                     (553,006)
Total assets                                           $17,647,397

Liabilities
Accounts Payable                                       151
Common Stock Payable                                   205
Preferred Stock Payable                                30
Notes Payable                                          16,300
Total Liabilities                                      16,686

Stockholder's Equity
Common Stock $.001 Par Value, 100,000,000
Shares Authorized, 46,349,290 Issued                   46,349
Preferred Stock $.01 Par Value, 1,000,000
Shares Authorized, $10.00 Par Value 100,000
Shares Authorized, 121,217 Outstanding                 1,212
Capital in Excess of Par Value                         18,163,259
Capital Investment                                     28,850
Retained earnings (deficit)                            (608,959)
Total Stockholder's Equity                             $17,630,711
Total Liabilities and
Stockholder's Equity                                   $17,647,397

<F1>
The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
JANUARY 1 - MARCH 31, 1997
UNAUDITED

Revenues                                   $200,218
Operating expenses:
      Administrative                       6,350
      Depreciation (allocated annually)    -
         Total operating expense           6,350
      Net income (loss)                    $193,868
Earnings available to common stockholders  $.004
Earnings per common share, assuming
full dilution                              $.004

<F1>
The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Cash Flows
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
MARCH 31, 1997
UNAUDITED

Cash flows from operating activities:

Net Income (deficit)                       $                 193,868

Adjustments to reconcile net income to
net cash provided by operating activities:

      Increase in accounts receivable      $(27)
      (Decrease) in customer deposit       $(115,000)
      (Decrease) in accounts payable       $  (151)
            Net cash provided by operating
            activities:                                      $ (114,877)

Cash flows from investing activities:

      Investment work-in-process           $(145,692)
            Net cash provided by investing
            activities:                                      $(145,692)

Cash flows from financing activities:

      Proceeds from issuance of
      preferred and common stock           $29,260
            Net cash provided by financing
            activities:                                      $29,260

Net increase in cash and equivalents                         $(37,440)

Cash and cash equivalents - beginning of quarter       $196,318

Cash and cash equivalents - end of quarter             $158,878

<F1>
During the first quarter ending March 31, 1997, 0 common shares and 0 preferred shares were issued for product and services provided by or provided to the Company.
<F2>
The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Stockholder's Equity
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
DECEMBER 31, 1996 THROUGH END OF QUARTER MARCH 31, 1997


                  STOCK       AMT          ADDITIONAL       RETAINED     TOTAL
            COMMON     PREFERRED (P/V)  PAID IN CAPITAL    EARNINGS      S/E
STOCK
ISSUED      636,297    16,017       796       7,372
BAL,
12/31/96    46,099,592 121,217      47,311 18,163,259  (802,828)   17,407,742

STOCK
ISSUED      249,698       0         250       0        193,868
BAL,
3/31/97     46,349,290 121,217      47,561 18,192,109  (608,960)   17,630,711

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

A significant portion of the Company's assets was purchased with the issuance of shares of its common and preferred stock. Sixteen million one hundred eighteen thousand and sixty one dollars ($16,118,061) of the assets is represented by its completed film and television library. In the absence of a consistent market for the securities issued, the value of the films was agreed to by the sellers and the purchaser in arms length transactions in accordance with generally accepted accounting standards and additionally, internal evaluation and auditing procedures. The films and television productions in the library have uncertain future revenues that may be expected to grow or diminish along with all of the ancillary markets.
In some cases, individual films or television productions may be timeless and irreplaceable, in many cases their book value is almost nil having been amortized based on revenues received several years ago and the inability to estimate a market value or reasonable expected revenue.

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
                       SHARES COMMON STOCK:
PAR                     .001
AUTHORIZED         100,000,000
ISSUED AND OUTSTANDING  46,099,592

                      SHARES PREFERRED STOCK:
PAR                     10.00
AUTHORIZED         100,000
ISSUED AND OUTSTANDING  20,000

PAR                     .01
AUTHORIZED         1,000,000
ISSUED AND OUTSTANDING  115,000

              OUTSTANDING CONVERSION RATIO TO COMMON:
             PAR   # SHARES   CONVRSN  PRICE     $ AMT
                                   RATIO
1)       10.00  20,000  1:1     10.00  20,000
2)       .01 717        1:20    10.00  14,340
3)       .01 26,000     1:20    5.00        520,000
4)       .01 15,000     1:10    5.00        150,000
5)       .01 51,000     1:2     5.00        102,000
6)       .01 1,000 1:20       3.00     20,000
7)       .01 7,500 1:20       .10      150,000
TOTAL           121,217         CONTINGENT  976,340

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

Item 2.   Management's Discussion and Analysis or Plan of Operation

Three Months Ended March 31, 1997

LIQUIDITY AND CAPITAL RESOURCES

Management's discussion and analysis of financial condition and results of operation should be read in conjunction with the consolidated financial statements and related notes. In fiscal 1995 and 1996 the Company continued its involvement in a variety of feature film and television projects relative to development, acquisitions, packaging, production and marketing/distribution activities. The Company also continued to pursue potential diversified business opportunities that have cash flow possibilities.
In order to finance its operations, working capital needs and capital
expenditures, the Company utilized revenue from licensing fees, loans, proceeds from the private sale of equity securities, deferred compensation, profit participation, and equity in exchange for services and product. In accordance with the Securities and Exchange
Commission "Regulation D", and subject to Rule 144 restrictions, the
Company issued 386,500 shares of common stock and 0 shares of preferred stock in 1995 for cash and 973,000 shares of common stock and 0 shares of preferred stock for product and services. In 1996, the Company issued 123,123 shares of common stock and 0 shares of preferred stock for cash and 491,507 shares of common stock and 15,000 shares of preferred stock for product and services acquired by or provided to the Company. During the first quarter ending March 31, 1997, 0 common shares and 0 preferred shares were issued for product and services provided by or provided to the Company. Further, in 1994, the Company entered into a loan agreement with Huntington National Bank whereby the Company obtained a letter of credit in the aggregate maximum amount of $50,000. The letter of credit was for a period of 12 months and the agreement expired in February, 1995. The Company did not find it necessary to borrow
under that agreement.   This credit arrangement remains available
to
the registrant under the same above terms and conditions. The Company uses its primary business loan ($50,000) line of credit provided by Wells Fargo Bank for current cash flow needs and occasionally its credit lines at other financial institutions, and with its suppliers.

The Company's principal liquidity at March 31, 1996 included cash of
$11,226 and net accounts receivable of $1,500, and at March 31,
1997
cash of $158,878 and net accounts receivable of $147,059. The Company's liquidity position has remained sufficient enough to support on-going general administrative expense, pilot programs, strategic position, and the garnering of contracts, relationships and film and television product for addition to the Company's library, and the financing, packaging, development and production of two feature films. Although the Company during 1995 and 1996 experienced revenue, unless the Company has an influx of additional capital, the
Company will not be able to accomplish its planned objectives and revenue projections. Accordingly, the Company intends to resolve and provide for its liquidity needs as well as provide for the needed capital resources to expand its operations through a future proposed public offering of its common shares to the public. It is anticipated that such an offering will commence within the next 24 months for an amount to be determined by the Company and underwriter(s).

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

Part II.  Other Information

Item 1.  Legal Proceedings

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

To the best knowledge and belief of the Registrant, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the
Registrant, has been involved in:

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

As of March 31, 1997, there were no material pending legal proceedings to which the Registrant was a party or to which any of its assets was subject. However, the Registrant is currently in negotiations for the reimbursement of 8 film and television videotape and 35mm film master copies of feature length motion picture and television productions owned by the Registrant and maintained at a film and video storage facility. The Registrant's attorneys are preparing litigation and related processes in the event the results of the negotiations are unsatisfactory. The Registrant is seeking damages in the amount of $397,500 for the loss of its "stored material".

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

N/A

Item 4.  Submission of Matters to a Vote of Security Holders

N/A

Item 5.  Other Information

N/A

Item 6. Exhibits and Reports on Form 8-K

N/A