Form 10QSB
period 1997-09-30
WORLD WIDE MOTION PICTURES CORP
filed 1998-10-16
CIK 1005502

Part I.  Financial Information

Item 1.   Financial Statements

Consolidated Balance Sheets
     WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                        SEPTEMBER 30, 1997
                             UNAUDITED
Assets

Cash                                         70,799
Accounts Receivable                          2,720
Work in Process                              484,038
Completed Motion Pictures/
Television Productions                       16,118,061
Film Properties (Screenplays/Teleplays)      1,680,967
Property and Equipment                       46,437
Other Assets                                 49,000
     Less Accumulated Depreciation           (553,006)
Total assets                                 $17,899,016

Liabilities
Accounts Payable                             5,265
Common Stock Payable                         1,329
Preferred Stock Payable                      30
Notes Payable                                16,300
Total Liabilities                            22,924

Stockholder's Equity
Common Stock $.001 Par Value, 100,000,000
Shares Authorized, 46,854,240 Outstanding    46,854
Preferred Stock $.01 Par Value, 1,000,000
Shares Authorized, $10.00 Par Value 100,000
Shares Authorized, 121,217 Outstanding       1,212
Capital in Excess of Par Value               18,164,129
Capital Investment                           205,724
Retained earnings (deficit)                  (541,827)
Total Stockholder's Equity                   $17,876,092
Total Liabilities and
Stockholder's Equity                         $17,899,016

<F1>
The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
JULY 1, 1997 - SEPTEMBER 30, 1997
UNAUDITED

Revenues                           $    5,086
Operating expenses:
     Administrative                     3,766
     Depreciation (allocated annually)       -
        Total operating expense
     Net income (loss)                  $    1,320
Earnings available to common stockholders    $0
Earnings per common share, assuming
full dilution                      $0

<F1>
The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Cash Flows
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
SEPTEMBER 30, 1997
UNAUDITED

Cash flows from operating activities:

Net Income (deficit)               $              1,320

Adjustments to reconcile net income to
net cash provided by operating activities:
     Increase in accounts receivable    $31
     (Decrease) in accounts payable     $18,111
          Net cash provided by operating
          activities:                             $ (18,079)

Cash flows from investing activities:

     Investment work-in-process         $11,851
          Net cash provided by investing
          activities:                             $11,851

Cash flows from financing activities:

     Proceeds from issuance of
     preferred and common stock         $5,000
          Net cash provided by financing
          activities:                             $5,000

Net increase in cash and equivalents              $92

Cash and cash equivalents - beginning of quarter  $70,706

Cash and cash equivalents - end of quarter        $70,799

<F1>
The accompanying notes are an integral part of these financial statements.
<F2>
During the third quarter ending September 30, 1997, 160,000 common shares and 0 preferred shares were issued for product and services provided by or provided to the Company.

Consolidated Statement of Stockholder's Equity
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
DECEMBER 31, 1996 THROUGH END OF QUARTER SEPTEMBER 30, 1997
UNAUDITED

              STOCK     AMT        ADDITIONAL         RETAINED   TOTAL
         COMMON   PREFERRED (P/V)  PAID IN CAPITAL    EARNINGS   S/E
STOCK
ISSUED   636,297  16,017796                 7,372
BAL,
12/31/96 46,099,592  121,217 47,311  18,163,259  (802,828) 17,407,742

STOCK
ISSUED   249,698     0       250     0      193,868
BAL,
3/31/97  46,349,290  121,217 47,561  18,192,109  (608,960) 17,630,711
STOCK
ISSUED   404,950     0       405     0      65,812
BAL,
6/30/97  46,754,240  121,217 47,966  18,364,953  (543,148) 17,869,772

STOCK
ISSUED   100,000     0       100     0      1,321
BAL,
9/30/97  46,854,240  121,217 48,046  18,369,853  (541,827) 17,876,092

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

NOTE 8 - NOTES PAYABLE, LETTERS OF CREDIT, LINE OF CREDIT

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

Item 2.   Management's Discussion and Analysis or Plan of Operation

Nine Months Ended September 30, 1997

LIQUIDITY AND CAPITAL RESOURCES

Management's discussion and analysis of financial condition and results of operation should be read in conjunction with the consolidated financial statements and related notes. In fiscal 1995 and 1996 the Company continued its involvement in a variety of feature film and television projects relative to development, acquisitions, packaging, production and marketing/distribution activities. The Company also continued to pursue potential diversified business opportunities that have cash flow possibilities. In order to finance its operations, working capital needs and capital expenditures, the Company utilized revenue from licensing fees, loans, proceeds from the private sale of equity securities, deferred compensation, profit participation, and equity in exchange for services and product. In accordance with the Securities and Exchange Commission "Regulation D", and subject to Rule 144 restrictions, the Company issued 386,500 shares of common stock and 0 shares of preferred stock in 1995 for cash and 973,000 shares of common stock and 0 shares of preferred stock for product and services. In 1996, the Company issued 123,123 shares of common stock and 0 shares of preferred stock for cash and 491,507 shares of common stock and 15,000 shares of preferred stock for product and services acquired by or provided to the Company. During the third quarter ending September 30, 1997, the Company issued 300,500 shares of common stock and 0 shares of preferred stock for cash and 301,500 shares of common stock and 0 shares of preferred stock for product and services provided by or provided to the Company. Further, in 1994, the Company entered into a loan agreement with Huntington National Bank whereby the Company obtained a letter of credit in the aggregate maximum amount of $50,000. The letter of credit was for a period of 12 months and the agreement expired in February, 1995. The Company did not find it necessary to borrow under that
agreement.   This credit arrangement remains available to the registrant under the same above terms and conditions. The Company uses its primary business loan ($50,000) line of credit provided by Wells Fargo Bank for current cash flow needs and occasionally its credit lines at other financial institutions, and with its suppliers.

The Company's principal liquidity at September 30, 1996 included cash of $9,914 and net accounts receivable of $1,500, and at September 30, 1997 cash of $70,798 and net accounts receivable of $486,758. The Company's liquidity position has remained sufficient enough to support on-going general administrative expense, pilot programs, strategic position, and the garnering of contracts, relationships and film and television product for addition to the Company's library, and the financing, packaging, development and production of two feature films. Although the Company during 1995 and 1996 experienced revenue, unless the Company has an influx of additional capital, the Company will not be able to accomplish its planned objectives and revenue projections. Accordingly, the Company intends to resolve and provide for its liquidity needs as well as provide for the needed capital resources to expand its operations through a future proposed public offering of its common shares to the public. It is anticipated that such an offering will commence within the next 24 months for an amount to be determined by the Company and underwriter(s).

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

As of September 30, 1997, there were no material pending legal proceedings to which the Registrant was a party or to which any of its assets was subject. However, the Registrant is currently in negotiations for the reimbursement of 8 film and television videotape and 35mm film master copies of feature length motion picture and television productions owned by the Registrant and maintained at a film and video storage facility. The Registrant's attorneys are preparing litigation and related processes in the event the results of the negotiations are unsatisfactory. The Registrant is seeking damages in the amount of $397,500 for the loss of its "stored material".

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities
N/A

Item 4. Submission of Matters to a Vote of Security Holders

N/A

Item 5. Other Information

N/A

Item 6. Exhibits and Reports on Form 8-K

N/A