Form 10KSB
period 1997-12-31
WORLD WIDE MOTION PICTURES CORP
filed 1998-10-16
CIK 1005502

Part I

Item 1.   Description of Business.

BUSINESS DEVELOPMENT

INCEPTION THROUGH DECEMBER 1997

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

(bullet) FORMATION OF OPERATING SUBSIDIARIES OF THE COMPANY

In July, 1993, the Company formed two fully operational, wholly owned subsidiaries, World Wide Film & Television Institute and WWMPC Environmental Services Corporation. The Institute's primary business is the development, production, marketing, and implementation of educational symposiums, workshops, lectures, and forums, on a national basis in areas covering the entertainment industry specifically film and television, financing, packaging, production, marketing/distribution, and the political/networking process that accompanies these areas of expertise. Main events (primarily symposiums and seminars with more than one hundred participants) are scheduled on an annual basis and workshops, lectures and forums intermittently throughout the year. The Company's first entry into a completely diversified field was the formation of WWMPC Environmental Services Corporation. This company's primary business was the marketing and distribution of environmental services (including detection and remediation of indoor air quality for residential and commercial dwellings and products)(including indoor air quality testing kits for residential and commercial dwellings); the orchestration, production, marketing, and implementation of information seminars and infomercials designed specifically for contractors and other professionals in the energy business desirous of augmenting their existing activity by entering the environmental services field. Special staff with expertise in this area was retained by the Company's management to ensure optimum productivity and growth potential. The Company discontinued the operation of this business in December 1994. Subsidiary corporations are formed periodically for the purpose of developing, producing, or distributing one or more motion picture or television productions owned and/or controlled by the company. The subsidiary corporations, when active, individually operate as a separate business with separately defined boards of directors, executive and operating officers, investors, liabilities, production or co-production teams and revenue sharing arrangements. Currently, the company has two active "production" corporation subsidiaries; world wide films inc., Which was recently used for the production of the feature length motion picture tentatively entitled "Shattered Illusions" featuring Morgan Fairchild, Bruce Weitz, Richard Lynch, and Dan Monahan, and World Wide Productions Inc. For the production of an upcoming feature length motion picture tentatively entitled "Along for the Ride". A diversified subsidiary corporation was formed in december 1996 to provide a variety of home health care and temporary nursing services to the healthcare delivery system. This new subsidiary expects to begin producing profits during the first quarter of 1998.

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

The Company produces/co-produces and markets its product as individual motion pictures and television productions which are customarily organized and accounted for as separate businesses with their own management, employees, equipment and budgets. Currently, the Company is using wholly owned subsidiary corporations it has formed for motion picture and television production. The controlling production entity or co-production entity (in certain cases, the Company) has primary overall responsibility for all aspects of a project, from pre-production, principal photography and post production through marketing and distribution. The individual producer(s) for each film or television project is responsible for general management and coordination of the film or video as well as planning, principal casting, technical and creative responsibilities to be performed in conjunction with the director of the production. The production of a full length motion picture or feature television project involves a number of related activities which, in general, can take six months to a year to fully complete.

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

Distribution of product by the Company initially can be generally handled through the Company's distribution/marketing network of associated companies, the Company's Producer's Representatives, television syndicators and all other established customary channels used by independent producers and production companies. The Company's distribution/marketing network of associated companies is comprised of a wide variety of domestic and foreign film distributors and television syndicators, all of which have extensive backgrounds of experience and knowledge in specific areas of marketing and distribution of film and television product including domestic film distribution, foreign film distribution, domestic television syndication, foreign television syndication, domestic home video distribution, foreign home video distribution, and domestic and international satellite broadcast. The Company's producer's representative, in some cases, acts as a liaison between the Company and the above referred distribution network relative to specific contractual points of discussion for a particular transaction the Company may be contemplating for one of its product.

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

* (bullet) CORPORATE ACQUISITION NEGOTIATIONS

* For the past three years, the Company has been in the process of reviewing and analyzing various potential corporate acquisitions and merger possibilities, certain of which are highly diversified such as medical services. Management of the Company has had indepth internal discussions concerning the risks, requirements, potential and overall viability of associating with a highly diversified business. In the opinion of the Company's management, so long as the diversified business maintains serious potential revenue producing capability, management expertise for sustaining such ongoing revenue potential, clarity of mission statement and objectives, and cash flow potential which could be used in the development of the Company's core business, management of the Company will encourage such mergers and acquisitions, investigations and possibilities for the express purpose of increasing, overall, shareholder value of the Company. (STRIKEOUT)Further, in the specific case of the medical services company, management of the Company has been familiar with management of the medical services company for more than ten years and subsequently knowledgeable of and confident in their ability to function and grow using appropriate business acumen in the process.(/STRIKEOUT) In addition to the quantitative aspects of the Company's diversification decisions, the articles, bylaws and corporate charter of the Company provide for flexibility in the Company's ability to explore and enter into diversified fields of enterprise.

MARKETING OF THE COMPANY'S PRODUCTS AND SERVICES

The combined experiences of the Company's management and companies in its distribution network creates a strong marketing position for the Company. Marketing outlets and techniques which have been successfully utilized for the Company's products or services in the past and/or which will be utilized in the future either domestically or in foreign territories include: THEATRICAL EXHIBITION, HOME VIDEO SALES, HOME VIDEO RENTAL, BROADCAST (NETWORK) TELEVISION, SYNDICATED TELEVISION, CABLE TELEVISION, LOW POWER (LP) REGIONAL TELEVISION, PUBLIC BROADCAST (PBS) TELEVISION, AND ANCILLARY PRODUCT MERCHANDISING (ancillary product merchandising includes revenues created from non-theatrical or non-broadcast exploitation such as merchandising of t-shirts, toys, books and music). All or some of these outlets are customarily incorporated into a marketing strategy on either a regional, national, or international exposure basis with quality, genre public appeal, and rating, all being factors. The Company's network of (strikeout) affiliated (/strikeout) marketing and distribution companies includes independent and major industry leaders such as UNITED ARTISTS INC. (relationship between the Company and the company includes foreign and domestic theatrical exhibition of feature film product), MIRAMAX FILMS INC. (relationship between the Company and the company includes domestic theatrical exhibition of feature film product), MGM/UA INC. (relationship between the Company and the company includes foreign and domestic theatrical exhibition of feature film product), CINETRUST Entertainment Co. (relationship between the Company and the company includes foreign and domestic broadcast, television and home video exhibition of feature film and television product), TWENTIETH CENTURY FOX FILM CORPORATION (relationship between the Company and the company includes foreign and domestic theatrical exhibition of feature film product), SHAPIRO GLICKENHAUS ENTERTAINMENT (relationship between the Company and the company includes foreign and domestic broadcast, television and home video exhibition of feature film and television product), PARAGON CABLE TELEVISION (relationship between the Company and the company includes regional cable broadcast of television product), CENTURY CABLE TELEVISION (relationship between the Company and the company includes regional cable broadcast of television product), MNTEX CORPORATION (relationship between the Company and the company includes sell-thru specialty video product) and the HANDLEMAN COMPANY (relationship between the Company and the company includes sell-thru specialty video product). Primary expected revenue sources include but are not limited to:

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

CABLE TV, PAY TV, DBS, AND MATV EXPLOITATION - Pay television has shown tremendous growth over the past decade. The market leaders, past and present, have been Home Box Office (HBO), Cinemax, and Showtime/The Movie Channel. These pay television services have recently exhibited over 300 films per year. Of the approximately $20 (basic) per month that a pay television subscriber pays to a cable company, about $10 is returned to the pay television service and in turn, $3 to $6 is returned to the distributor. Distributors, on exclusive multi-picture deals, have been able to command prices of $3 to $8 million per film. On a non-exclusive basis, prices range from $1 to $2 million per film where the film has achieved average success. Certain of the Company's film library are shown periodically on cable television (see Page 17 in Management Discussion and Analysis).

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

Item 2.   Description of Property.

The Company owns no real properties. The Company's present offices and facilities, located in both suburban and metropolitan geographic areas, encompass approximately 5,500 square feet in
buildings of good condition.   Locations which are occupied on a
month-to-month or yearly lease basis include the Company's executive offices since 1984 at Seacliff Office Park, 2120 Main Street, Suite 180, Huntington Beach, California, 92648; A film production office at 13437 Ventura Blvd, Suite 228, Sherman Oaks, California; and a video production office at 1119 Colorado avenue, santa monica, california. The Company's corporate records office at 561 E. Jefferson, Detroit, Michigan, 48226; An administrative office AT 326 N. CHESTNUT, LANSING, MICHIGAN; and a branch office of the Company at 42 King Street, New York, New York, 10014.

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

As of December 31, 1997, there were no material pending legal proceedings to which the Company was a party or to which any of its assets was subject. However, the Company is currently in negotiations for the reimbursement of 8 film and television videotape and 35mm film master copies of feature length motion picture and television productions owned by the Company and maintained at a film and video storage facility. The Company's attorneys are preparing litigation and related processes in the event the results of the negotiations are unsatisfactory. The Company is seeking damages in the amount of $397,500 for the loss of its "stored material".

Item 4.   Submission of Matters to a Vote to security holders.

N/A

Part II

Item  5.  Market for Common Equity and Related Stockholder Matters.

N/A

Item 6.   Management's Discussion and Analysis or Plan of
Operations.

Management's discussion and analysis of financial condition and results of operation should be read in conjunction with the consolidated financial statements and related notes. In fiscal 1996 and 1997 the Company continued its involvement in a variety of film and television projects relative to development, acquisitions, packaging, production and marketing/distribution activities. The Company also continued to pursue potential diversified business opportunities that have cash flow possibilities. The generation of revenue in the motion picture and television industry is highly competitive and may have a material impact on the Company's financial statements. Management believes that a film or television production's economic success is dependent upon several overlapping factors including general public appetite of a potential genre or performer at the time of release, domestic and international marketing philosophy, applicable usage of existing and new and emerging technology, advertising strategy with resultant penetration and the overall quality of the finished production. The Company's film and television productions may compete for sales with numerous independent and foreign productions as well as projects produced and distributed by a number of major domestic and foreign companies, many of which are units of conglomerate corporations with assets and resources substantially greater than the Company's. Management of the Company believes that in recent years there has been an increase in competition in virtually all facets of the Company's business. Specifically, the motion picture industry competes with television and other forms of leisure-time entertainment. Since the Company may for certain undetermined markets and products distribute its product to all markets and media worldwide, it is not possible to determine how its business as a whole will be affected by these developments and accordingly, the resultant impact on the financial statements. The Company has currently obtained the investment capital to produce and distribute a minimum of two full length feature films or specialty television productions within the next two years.

In addition to the development, financing, production, and distribution of motion picture and television product, the Company expects to continue to exploit a portion or portions of the Company's completed film and television library to a wide variety of distribution outlets including network television, cable television, satellite broadcast, pay-per-view, and home video sales. Specifically, live action motion pictures are generally licensed for broadcast on commercial television following limited or wide release distribution to theatrical outlets (theaters), home video and pay television. Licensing to commercial television is generally accomplished pursuant to agreements which allow a fixed number of telecasts over a prescribed period of time for a specified license fee. Television license fees vary widely, from several thousand to millions of dollars depending on the film or television production, the number of times it may be broadcast, whether it is licensed to a network or a local station and, with respect to local stations, whether the agreement provides for prime-time or off-time telecasting. Licensing to domestic and foreign television stations (syndication) is an important potential source of revenue for the Company, although in recent years the prices obtainable for individual film and television product in domestic syndication have declined as pay television licensing has grown. The growth of pay television and home video technologies, i.e. DVD (Digital Video Disk) and HDTV (High Definition television), has had an adverse effect on the fees obtainable from the licensing of film and television product to networks and local television stations. Thereby potentially effecting the Company's ability to generate substantive revenue from this particular venue; however increasing revenue potential in other areas.

Conversely, the Company may derive revenue from the marketing and sale, either directly or through licensees, of motion pictures and other filmed or videotaped product on videocassette or Digital Video Disk for playback on a television set or monitor through the use of videocassette recorders ("VCRs"), digital video disk recorders and continued advancements of pay television (cable), satellite broadcast technologies, and Internet applications domestically and internationally. The Company currently holds the distribution rights to 241 motion picture and television titles.

The revenue competition relative to existing or pending exploitation agreements of the Company's film and television product library and current and future production and distribution of projects is volatile due to the many technological and innovative changes in the industry and also changes regularly occurring in the international economy.

LIQUIDITY AND CAPITAL RESOURCES

Although the Company experienced positive cash flow prior to provisions for depreciation expense, the Company experienced net losses and negative cash flow from operations for yearend 1997, and also, as of the comparable period in 1996. At December 31, 1996, the Company had $196,318 in cash and no cash equivalents. At December 31, 1997, the Company had $56,541 in cash and no cash equivalents. The increase in cash was due primarily to the increase in fee income for the production and/or marketing/distribution of motion picture and television product.

The Company anticipates that its existing capital resources may be adequate to satisfy its capital requirements for the forseeable future. However, to accomplish the Company's planned activities, it will need to raise additional funds through public or private financings in the form of debt or equity.

The Company has available substantial loss carry forwards for federal income tax purposes. The exact amount of the loss carry forwards is uncertain until the Company reaches an understanding with the Internal Revenue Service in that regard.
In order to finance its operations, working capital needs and capital expenditures, the Company utilized revenue from licensing fees, loans, proceeds from the private sale of equity securities, deferred compensation, profit participation, and equity in exchange for services and product. In accordance with the Securities and Exchange Commission "Regulation D", and subject to Rule 144 restrictions, the Company issued 385,500 shares of its common stock and 0 shares of its preferred stock in 1997 for cash and 549,000 shares of its common stock and 0 shares of its preferred stock for product and services. In 1996, the Company issued 123,123 shares of its common stock and 0 shares of its preferred stock for cash and 491,507 shares of its common stock and 15,000 shares of its preferred stock for product and services acquired by or provided to the Company. No proceeds from the sale of the corporation's common stock or preferred stock has ever been used to pay compensation to employees or executives of the Company. The Company was issued a standby irrevocable Letter of Credit from the Huntington Bank, Cleveland, Ohio, in the amount of fifty thousand ($50,000) dollars.
The terms of the Huntington Bank Letter of Credit require that, if utilized, the Company would pledge as collateral a portion of its film and television library. If the Letter of Credit were exercised, the resultant loan would be secured by a commensurate portion of the Company's film and television library. The Huntington Bank terms also provided that the Company will continue to be able to sell or lease any portion of the library as long as it retains sufficient material to secure any loans made as a result of the Letter of Credit. The Company uses its primary business loan ($50,000) line of credit provided by Wells Fargo Bank for current cash flow needs and occasionally its credit lines at other financial institutions, and with its suppliers. The Company holds a Promissory Note for one hundred fifty thousand ($150,000) dollars from Gary T. Wittman, payable to the Company in annual installments of twenty five thousand ($25,000) dollars each beginning April 30, 2000. The note is secured with the pledge of the highest grade Dow Industrial stocks or higher quality securities valued at two hundred fifty thousand ($250,000) dollars or greater.

The Company's principal liquidity at yearend 1997 included cash of $56,541 and net accounts receivable of $25,226 and at yearend 1996 cash of $196,318 and net accounts receivable of $1,500. The Company's liquidity position has remained sufficient enough to support on-going general administrative expense, pilot programs, strategic position, and the garnering of contracts, relationships and film and television product for addition to the Company's library, and the financing, packaging, development and production of two feature films and specialty television projects. Although the Company during 1996 and 1997 experienced revenue, unless the Company has an influx of additional capital, the Company will not be able to accomplish its planned objectives and revenue projections. Accordingly, the Company intends to resolve and provide for its liquidity needs as well as provide for the needed capital resources to expand its operations through a future proposed public offering of its common shares to the public. It is anticipated that such an offering will commence within the next 24 months for an amount to be determined by the Company and underwriter(s) if any.

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

RESULTS OF OPERATION

Year Ending December 31, 1997

Expenses for the Company's production/distribution operations were $424,744 and its miscellaneous operations were $12,240 totalling $436,984 compared to $115,000 and $11,623 totalling $125,623 for the comparable period of 1996. The increase in production operating expenses was primarily attributable to the production of the feature length film entitled "Shattered Illusions". The Company's income at yearend was $(164,311), as compared to $(243,086) for the comparable period of 1996. The increase is primarily attributable to the fee income received for the production of motion picture and television product. The profit prior to depreciation expense was $299,344 and the net loss $0, and a profit of $63,377 and net loss after depreciation for the comparable period ending 1996 of $0. The resultant per share loss to common stockholders was $0 in 1997 and $0 in 1996.

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

The Company's motion picture and television participation strategy has been to expend its resources and to set in place relationships and contracts in preparation for the continued development, acquisitions, production and/or marketing/distribution of quality moderate budget feature length motion pictures, documentaries, docudramas and other television productions. The strategy additionally includes the acquisition of screenplays and teleplays suitable for development and completed motion pictures and television projects for licensing and marketing/distribution opportunities for all applicable sales territories throughout the world.

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

In 1998, post production and distribution of documentary entitled THE OUTLAW TRAIL, 100 YEARS REVISITED, in association with Western Sunset Films. Development, production and distribution of the television pilot entitled THE CLASSICS, in association with SLIM, Inc.

These arrangements include a feature length film entitled CITIZEN SOLDIER originally produced by M&D Productions, purchased by the Company in 1995 and providing a 60% gross revenue participation to the Company in perpetuity. Also, in 1995, the Company purchased thirty-seven feature film submaster (videotape) prints from Stanley Pappas providing 20% of any gross revenue of the product in perpetuity and the television productions entitled TIPS FOR BETTER HEALTH and MARKET PLACES OF THE WORLD, both owned and produced by Pacific Pictures Inc. and providing 5% gross revenue co-production participation to the Company in perpetuity. Additionally in 1995, the Company licensed to Media One Broadcasting for $71,000 and 40% of net revenue the right to telecast four feature motion pictures and seventeen television productions which the Company owns as part of its library. In 1996 the Company licensed to Wittman Productions Inc. twenty feature films and television productions for $75,000 and 40% of net revenue for the right to telecast and exploit those productions which the Company owns as part of its library. In 1995 and 1996, certain other film and television participations of the Company included development and packaging arrangements, the Company's review and in certain cases, advice and counsel on screenplays and screenplay development scenarios for the subsequent possible packaging and production and distribution of a particular project. The most significant of these productions, their production companies, and percentage of future gross revenue allocated to the Company, were the feature length film entitled CHOICE offered by production company Best Pictures Inc. (50%); and the feature length film entitled ALONG FOR THE RIDE offered by production company Wittman Productions Inc. (50%).

In 1997 and 1998, the Company expects to complete two full length feature films or specialty television projects produced for theatrical and television worldwide exploitation. Both productions will be entirely or in large part under the responsibility, control and ownership of the Company. All financing for the completion of the first feature length production tentatively entitled SHATTERED ILLUSION starring Morgan Fairchild, Bruce Weitz, and Richard Lynch was secured and the production has been completed. The second production, ALONG FOR THE RIDE, has approximately 75% of the financing secured and negotiations for the remainder in process.

Relative to the completely diversified subsidiary activity in health care, the federal government has temporarily placed a moratorium on certain businesses in the home health care industry which will adversely effect the Company's projected revenues of this subsidiary, World Wide Medical Services Ltd.

The following is a chart showing the comparison between 1996 and 1997.


CATEGORY           1996           1997           % CHANGE
Net Profit (Loss)   (243,086)      (164,310)     +.40
Assets              17,539,277     13,454,607    -.23
Stockholder Equity  17,407,742     13,432,101    -.23
Liability           131,535        22,507        -.80
Net Revenues        75,000         287,837       +380
Inventory           17,341,459     12,785,855    -.26

Item 7.   Financial Statements.

REED & TAYLOR
CERTIFIED PUBLIC ACCOUNTANTS
PROFESSIONAL CORPORATION
561 E. JEFFERSON AVE.
DETROIT, MI 48226-4324

INDEPENDENT AUDITOR'S REPORT

To the Shareholders and Board of Directors
World Wide Motion Pictures Corporation

We have audited the accompanying consolidated balance sheets of World Wide Motion Pictures Corporation and subsidiaries as of December 31, 1997 and 1996, and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements and accompanying notes are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above and accompanying notes present fairly, in all material respects, the financial position of World Wide Motion Pictures Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Reed & Taylor, CPAs, P.C.
Detroit, Michigan
April 12, 1998

Consolidated Balance Sheets
     WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1997 AND 1996
                              AUDITED

Assets
                                             1997        1996
Cash                                         56,541      196,318

Accounts Receivable                          25,226      1,500
Note Receivable                              150,000     -
Work in Process                              436,985     -
Completed Motion Pictures/
Television Productions                       12,026,111
16,118,061 Film Properties (Screenplays/Teleplays)
1,680,967                                    1,680,967  Property
and Equipment                                46,437      46,437
Other Assets                                 49,000      49,000
  Less Accumulated Depreciation              (1,016,660)
(553,006)
Total assets
$13,454,607$17,539,277

Liabilities
Accounts Payable                             5,053       -
Customer Deposit                             -           115,000
Common Stock Payable                         1,124       205
Preferred Stock Payable                      30          30
Notes Payable                                16,300      16,300
Total Liabilities                            22,507      131,535

Stockholder's Equity
Common Stock $.001 Par Value, 100,000,000
Shares Authorized, 47,003,790 Issued         47,034      46,099
Preferred Stock $.01 Par Value, 1,000,000
Shares Authorized, $10.00 Par Value 100,000
Shares Authorized, 121,217 Issued            1,212       1,212
Capital in Excess of Par Value               14,042,529
18,163,259 Capital Investment                308,465     -
 Retained earnings (deficit)                 (967,140)
(802,828)
Total Stockholder's Equity
$13,432,101$17,407,742
Total Liabilities and
Stockholder's Equity
$13,454,607$17,539,277

<F1>
The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
DECEMBER 31, 1997 and 1996
AUDITED

                                   1997      1996
Revenues                           287,837   $75,000
Operating expenses:
     Administrative                18,143    13,921
     Depreciation                  463,654   306,463
     Allocation of Overhead to Asset    (29,650)  (2,298)
        Total operating expense         452,147   318,086
     Net income (loss)                  $(164,310)     $(243,086)
Earnings available to common stockholders    $0        $0
Earnings per common share, assuming
  full dilution                         $0        $0

<F1>
The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Cash Flows
     WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS
                        DECEMBER 31, 1997
                              AUDITED
                                            1997
Cash flows from operating activities:
Net income (deficit)                                  $
(164,311)

Adjustments to reconcile net income to net cash provided by operating activities:

(Increase) in accounts receivable           $(23,721)
Depreciation                                $ 463,654
Decrease in customer deposit                $(115,000)
Increase in accounts payable                $ 5,972
     Net cash provided by operating activities            $  330,905

Cash flows from investing activities:

(Increase)in notes receivable               $(150,000)
(Investment) work in process                $(436,991)
Decrease in fixed assets valuation          $4,091,950
      Net cash provided by investing activities           $3,504,959

Cash flows from financing activities:

Proceeds from issuance of preferred and
common stock                                $ 280,620
Adjustment to contributed capital           $(4,091,950)
     Net cash flow provided by financing activities   $      $(3,811,330)
Net increase in cash and cash equivalents             $
(139,777)
Cash and cash equivalents - beginning of year          $    196,318
Cash and cash equivalents - end of year                 $     56,541

<F1>
As of year end December 31, 1997, the Company issued 549,000 shares of common stock and 0 shares of preferred stock for product and services acquired by or provided to the Company. In addition, there are 112,400 common and 3,000 preferred shares of stock payable pending consummation of transactions ($1,124, $30).
<F2>
The substantial decrease in fixed asset value was the result of the Company's survey of its motion picture and television film inventory. After consulting with its accountants and the review of current Financial Accounting Standards Board (FASB) pronouncements and comments from the Securities and Exchange Commission Staff to management, the reduced value from film by film analysis and accelerated amortization of $4,091,950 is appropriate.
<F3>
The accompanying notes are an integral part of these financial statements.

Stockholders Equity
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
DECEMBER 31, 1996 AND 1997
AUDITED

              STOCK     AMT        ADDITIONAL         RETAINED   TOTAL
         COMMON   PREFERRED (P/V)  PAID IN CAPITAL    EARNINGS   S/E
STOCK
ISSUED   636,297  16,017     796     7,372
BAL,
12/31/96 46,099,592  121,217 47,311  18,163,259  (802,828) 17,407,742

STOCK
ISSUED   934,500  0          935                 (164,311)
BAL,
12/31/97 47,033,790  121,217 48,246  14,350,994  (967,139) 13,432,101

<F1>
The accompanying notes are an integral part of these financial statements.

WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(To be read in conjunction with Consolidated Financial Statements for yearend December 1997)

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

The Company operates several wholly-owned subsidiaries, five of which are currently active, to facilitate the operation of its core business and diversified enterprises. The Company has an active Board of Directors which currently consists of eighteen members with staggered terms, all of whom are either chairperson or a member of one or more of the four board designated committees: executive, finance, audit, and personnel. The Company also maintains four operating committees including production and product development, special projects, minorities and standards.

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Because the commercial potential of individual motion pictures and television programming varies dramatically, and does not bear any relationship to their production, acquisition or marketing costs, it is impossible to predict or project a trend of the Company's income or loss. However, the likelihood of the Company reporting losses in the short term is increased by the industry's general method of accounting which requires the early recognition of the entire loss (through increased amortization) in instances where a motion picture or television program produced or acquired is not expected to recover the Company's investment. On the other hand, the profit from a successful film or television production is deferred and recognized over the entire period that revenues are generated by that motion picture or television program. This method of accounting may also result in significant fluctuations in reported income or loss, particularly on a quarterly basis, depending on the Company's release of product into the marketplace and overall domestic/international exploitation schedule and the performance of individual motion pictures or television programs.

The Company's revenue is derived from a variety of sources. Currently the most impactual of these sources are its fees as packager and/or the managing production company of various film and television projects (including feature length motion pictures, documentaries, docudramas, and television productions), film and television marketing & distribution fees, fees from the licensing and/or rental of its completed film and television library and related entertainment industry consultation fees.

A significant portion of the Company's assets was purchased with the issuance of shares of its common and preferred stock. Twelve million twenty six thousand one hundred and eleven ($12,026,111) dollars of the assets is represented by the Net Realizable Value (prior to depreciation) of its completed film and television library. In the absence of a consistent market for the securities issued, the value of the film and television product purchased by the Company was agreed to by the sellers and the purchaser in arms length transactions in accordance with generally accepted accounting standards and additionally, internal evaluation and auditing procedures. The films and television productions in the Company's library have uncertain future revenues that may be expected to grow or diminish along with all of the ancillary markets now and in the future that are available for exploitation. In some cases, individual films or television productions may be timeless and irreplaceable, in many cases their book value is nil having been amortized based on revenues received several years ago and the inability to estimate a market value or reasonable expected revenue.
 Certain of the inventory product without book value produce income and in light of new and emerging technology the company expects additional revenue from these sources.

The Company's film and television library consists of newly produced and historical film and videotaped product and rights thereto purchased as an investment and/or to be exploitated by leasing and/or rental to a wide variety of domestic and international outlets. Many film and television libraries such as the company's that were purchased for investment over a span of many years, have appreciated considerably in value as a direct result of new and emerging technologies, revived or newly created public appeal for a certain performer or genre, unique applications of particular production process (special digital effects) and standard and newly developed non-theatrical ancillary markets throughout the world. New technological advances such as DVD (Digital Video Disk), HDTV (High Definition Television), CD-ROM, DVD ROM, DVD Audio and Internet applications have enhanced and are greatly expanding resale and leasing capability of film or television product no longer in the legal or physical possession of the original producer's or distributors.

The film and television inventory of the Company is regularly reviewed and evaluated on an film-by-film basis by the Company's management. Complicated accounting principles make it difficult to discern exactly the value of the Company's film and television library as carried on its balance sheet; the value may be buried among films currently in release, television productions currently in broadcast, future films and television productions under development or production, and the ubiquitous "other". Forecasting any film or television project's future revenues is a difficult and uncertain art, even for major film distributors and television syndicators. The accounting principles and industry practices in these areas leave unusual discretion with the film and/or television company executives and often result in "unusual" changes in individual periods. There is no generally accepted final industry consensus for valuing motion picture and television inventory, film and television projects in process, distribution/syndication contracts, participation agreements, and performer and production related contracts. FASB Statement of Financial Accounting Standards No. 53, paragraph; "Inventory Valuation", states "16. Unamortized production and exploitation costs shall be compared with 'net realizable value' for each reporting period on a film-by-film basis;" and in the paragraph entitled "Net Realizable Value" it states, "Net Realizable Value is the estimated selling price (rental value) in the ordinary course of business less estimated cost to complete and exploit in a manner consistent with realization of that income". The accounting profession is currently reviewing the problem of how to fairly report film inventory on financial statements. Since the FASB guidelines do not apply directly to the Company's particular situation, in an effort to conform as closely as possible to the guidelines and in accordance with management's recent receipt of commentary from the Securities and Exchange Commission, the Company has substantially revalued its inventory of film and television product, resulting in a net realizable value of four million and ninety one thousand nine hundred and fifty ($4,091,950) dollars reduction in the stated value on the December 31, 1997 balance sheet. Accordingly, depreciation has been accelerated to amortized film and television inventory over a 10-year period. The Company expects to amortize less than 60% of its unamortized film and television costs over the next three years. It has instituted a 10 year schedule which will result in the amortization of 33-1/3% of the exploited inventory over the next three years. Although the Company has on its Board of Directors and professional staff personnel qualified to estimate the value of its film and television inventory, for internal verification purposes, it retained the services of an independent appraiser who reviewed the Company's film and television library, ensuring a greater measure of objectivity. The net result of this appraisal did not materially affect the Company's December 31, 1997 balance sheet.

The Company is continually negotiating with various potential lessors of portions of its film and television library for the implementation of exploitation possibilities. The results of such negotiations may materially affect the asset section of the Company's balance sheet. The Company currently utilizes state-of-the-art exploitation such as the Internet to expose its library catalog to the public. Full exploitation of the Company's investment in its film and television product inventory is dependent on the acquisition of additional capital. The Company depreciates each film or television program starting with its specific exploitation by the Company.

In years prior to fiscal 1994, the Company did not charge a provision for depreciation to expense for equipment because the cost of the depreciable assets was considered to be immaterial in relation to the financial statements. In 1994, the Company commenced to provide for the depreciation on a straight line basis with asset lives ranging from 7-10 years. Prior accounting periods were not adjusted due to immateriality.

The Company presents an unclassified balance sheet. Cash includes cash on deposit in checking and savings accounts and no cash equivalents.

The Company reviews the current pronouncements of the accounting, government and industry professionals. In that regard, it continually analyzes its accounting policies to ensure that it stays up-to-date in the presentation of its financial statements, particularly FASB Statement No. 53 referred to above, and No. 86, 89 and 121, and the Emerging Issues Task Force No. 96-6, regarding development costs incurred after May 26, 1996, and the possible substantial impairment of assets. The Company believes it is not materially affected by any current issues at this time.

NOTE 3 - EARNINGS PER SHARE

Earnings per common share were computed by dividing Net Income (Loss) by the nubmer of common shares outstanding during the year. Fully diluted earnings per share were cmputed assuming the conversion of all convertible preferred shares.

NOTE 4 -TAXES

The Company presents its tax returns on an accrual basis. Certain state and local tax filings may differ from the federal returns to take advantage of beneficial local tax law. At December 31, 1997, the Company and its subsidiaries have sustained a cumulative operating loss and may offset this loss against future taxable income. The Company does not expect to utilize the accelerated depreciation option available under the U.S. Tax Code.

NOTE 5-  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or to which any of its assets are subject. However, the Company is currently in negotiations for the reimbursement of lost material which consists of eight videotape and 35mm film submaster copies of feature length motion picture and television productions, owned by the Company and maintained at a post production film and video facility.
The Company's attorneys are preparing litigation and related processes in the event the results of the negotiations are unsatisfactory. The Company is seeking damages in the amount of three hundred ninety seven thousand five hundred ($397,500) dollars for the loss of its "stored material". Further, the co-producers with the Company's subsidiary, World Wide Films Inc., pertaining to a feature length film have commenced litigation to attempt to desolve the Co-Production Agreement which exists between the Co-Producer and the Subsidiary relative to the production processes of that feature length film. The Company's management and attorneys believe the lawsuit to be groundless, therefore ultimately resulting in a favorable Judgment for the Company.

NOTE 6 -SUMMARY OF CORPORATE SECURITIES MATTERS AND
STOCK ISSUANCE.

Since November 1983, the Company's shares of common stock have traded on the over-the-counter market. The Company is currently a Rule 144 Regulation D publicly-held corporation. The Company's NQB (National Quotations Bureau) call symbol is WWMP and its Standard & Poors Cusip no. is 981536 10 5. The Company has advised its stockholders and the public that it expects to apply for NASDAQ quotation and/or quotations on other exchanges. The Company's common stock is thinly traded at this printing. The Company has previously been quoted on the OTC (Over-The-Counter) Electronic Bulletin Board. Castle Securities Inc., the Company's most recent active primary marketmaker, went into bankruptcy resulting in the Company's temporary removal from quotation. The
Company is also currently in the process of filing its Registration Statement on Form 10SB with the U.S. Securities and Exchange Commission and accordingly, the Company files annual, periodic, and current reports required pursuant to Section 12(g) of the Exchange Act, and it is anticipated that substantial trading will not commence until the Commission has reached the "no comment" stage of the filing process.

NOTE 6 - SUMMARY OF SUBSIDIARIES.

The Company operates several wholly-owned subsidiaries. Certain of these subsidiary corporations are used to each produce individual motion pictures or television productions. Currently, three of the motion picture production subsidiary corporations are active. World Wide Productions, Inc., for the purpose of producing the motion picture tentatively entitled Along for the Ride; World Wide Entertainment, Inc., for the purpose of producing a specialty documentary television production; and World Wide Films Inc., which has just recently completed the production of the feature length film entitled Shattered Illusions featuring Morgan Fairchild, Bruce Weitz, Richard Lynch and Dan Monahan. The Company operates two diversified subsidiaries; one which is related to the Company's core industry, World Wide Film and Television Institute Inc. The Institute's business is the development, production, marketing, and implementation of educational symposiums, workshops, lectures and forums in areas covering the entertainment industry, specifically film and television financing, packaging, production, marketing/distribution, and the politicial/networking process that accompanies the entertainment business. Revenue is created primarily from the sale of tickets to these events. Primary symposiums are designed to be held annually and to accommodate 250 - 1000 people per event. Workshops are designed to be held in between the primary symposiums and to accommodate a maximum of 15 individuals. The symposium and workshop events are further designed to be duplicated in major cities around the country when and if appropriate.

The Company has entered into a diversified industry of providing medical home health care and providing temporary nursing staff to hospitals and various other health care institutions through its subsidiary World Wide Medical Services Ltd.

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

NOTE 7 -   SUMMARY OF STOCK OPTIONS, EMPLOYMENT CONTRACTS,
ASSOCIATES, POTENTIAL DILUTION,  CONTINGENT
LIABILITY AND ACCRUED PROFESSIONAL FEES.

The Company has provisions for the issuance of options to purchase shares of its common lettered stock and certain of its preferred stock now issued has conversion provisions wherein the holder may convert his/her preferred shares to common lettered stock under certain conditions. There are one hundred and twenty one thousand two hundred seventeen (121,217) shares of preferred stock outstanding that is potentially convertible to shares of common, dependent upon the market price of the common stock as determined by one or more exchanges. The Company has entered into agreements to issue its common lettered stock for certain goods and services and arrangements beneficial to the ongoing activities of the Company. Further, various employee contracts, non-exclusive associates agreements, and service or purchase contracts contain provisions for stock issuance. The Company expects to continue to enter into such agreements subject to all applicable securities law. The potential contingent dilution from the issuance of the above stock is nine million four hundred and ninety eight thousand three hundred forty (9,498,340) shares. As of December 31, 1997, the Company had an unpaid contingent salary liability to its President and Chief Executive Officer, Paul D. Hancock. Mr. Hancock has waived this accumulated back salary of three million eighty thousand ($3,080,000) dollars. However, the corporation expects to approve either the issue of preferred and/or common stock or stock options as compensation therefore. The accrued and previously expensed professional fees of two hundred and sixty nine thousand one hundred ninety one ($269,191) dollars (including legal, accounting and financial advisory services) have been waived by the providers of those services, who are also stockholders, and accounted for as contributed capital.

NOTE 8 - NOTES PAYABLE, LETTERS OF CREDIT, LINE OF CREDIT,
PROMISSORY NOTE

The note holder holding the note comprising the long-term debt has agreed to waive payment until such time that the Company has sufficient working capital to accomplish its objectives. The Company was issued a standby irrevocable Letter of Credit from the Huntington Bank, Cleveland, Ohio, in the amount of fifty thousand ($50,000). The terms of the Huntington Bank Letter of Credit require that, if utilized, the Company would pledge as collateral a portion of its film and television library. If the Letter of Credit were exercised, the resultant loan would be secured by a commensurate portion of the Company's film and television library. The Huntington Bank terms also provided that the Company would continue to be able to sell or lease any portion of the library as long as it retains sufficient material to secure any loans made as a result of the Letter of Credit. The Company currently utilizes a fifty thousand ($50,000) dollar primary line of credit with the Wells Fargo Bank of California, to accommodate its daily cash flow needs and occasionally uses its credit lines at other financial institutions and with its suppliers. The Company holds a Promissory Note for one hundred fifty thousand ($150,000) dollars from Mr. Gary T. Wittman payable to the Company in annual installments of twenty five thousand ($25,000) dollars each beginning April 30, 2000. The Note is secured by a pledge of high grade stocks comprising a portion of the Dow Jones Industrial average or higher quality securities and are valued at two hundred and fifty thousand ($250,000) dollars or greater.

NOTE 9    YEAR 2000 ISSUE

Until recently, computer programs were written to store only two digits of date-related information in order to more efficiently handle and store data. Such programs are unable to properly distinguish between the year 1900 and the year 2000. This situation is frequently referred to as the Year 2000 Problem. The Company believes that all of its significant computer software is Year 2000 compliant and that it will not need to modify or replace its software so that its computer systems will function properly with respect to dates in the Year 2000 and beyond.

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

DIRECTOR AND/OR
EXECUTIVE OFFICER                           FIRST ELECTED  TERM OF
NAME AND AGE             POSITION       OR APPOINTED    OFFICE
Rodney C. Kropf, Esq.   Chairman of the     1982       1997
Age 71                  Board of Directors

Paul D. Hancock         President/Chief     1977       Director/2000
Age 41                  Executive Officer              Officer/2015
                        and Director

A. Robert Sobolik       Exec. Vice President1981       Director/2000
Age 62                  Treasurer and Director         Officer/
                                                       Indefinite
Larry Epstein, Esq.     Secretary      1989       Director/1999
Age 48                  Director                       Officer/
                                                       Indefinite

John R. Woodward        Vice President, Film1982       Director/1998
Age 47                  Production and            Officer/
                        Director                       Indefinite

George T. Lindsey       Vice President, Creative1982   Director/1998
Age 60                  Development and                Officer/
                        Director                       Indefinite

James J. Aitken, C.P.A. Vice President, Finance1982    Director/1998
Age 61                  and Administration             Officer/
                        Director                       Indefinite

John Levingston         Vice President/Marketing  1983 Officer/
Age 71                  and Distribution               Indefinite

John D. Foley           Director            1990       1999
Age 47

Robert E. Capps, Jr.    Director            1990       1999
Age 47

Ben Whitfield Jr. Esq.  Director            1980       1999
Age 48

Brendan Cahill          Director            1986       2000
Age 51

Alex Trebek             Director            1987       1999
Age 57

Leroy J. Steele         Director            1987       1999
Age 75

Charles Bailey          Director            1985       2000
Age 64

Joseph Dyson, C.P.A.    Director            1983       2000
Age 61

Peter Lallos            Director            1988       2000
Age 64

Philip Langwald         Director            1985       1998
Age 91

Fred Baron              Director            1994       1998
Age 46

Charles Newirth         Director            1994       1998
Age 42
Brian J. Patnoe         Associate V.P.      1986       Indefinite
Age 38                  Administration

Michael Maghini         Associate V.P. 1985       Indefinite
Age 39                  Finance

David A. Toma           Associate V.P. 1990       Indefinite
Age 48                  Production

RODNEY C. KROPF*, age 71 - Mr. Kropf is Chairman of the Board of Directors of the Company. He is presently involved in the general practice of law. He has held various public positions with Federal and local governments. He was Assistant United States District Attorney for five years and thereafter served as Assistant City Attorney and City Attorney in the state of Michigan. Mr. Kropf has had extensive experience in the organization and development of radio stations throughout the Midwest such as W.E.R.C. (now W.C.A.R). He has participated in the acquisition and sale of many radio properties for the Malrite Broadcasting Company. He is the director and officer of various corporations and has been active in real estate, development, and construction of housing and commercial properties. He is a graduate of the University of Michigan Law School and Wayne State University.

PAUL D. HANCOCK*, age 41 - Mr. Hancock is the President and Chief Executive Officer of the Company. He is the founder and developer of its film production concept and has served as President and Chief Executive Officer since its inception. He has been a production and business advisor to various film financing and production companies and has supervised in-depth research and work study in moderate budget/cost-controlled feature film productions. Mr. Hancock was responsible for leading one of the first exploratory film finance teams to the Wall Street capital markets in the late 1970's in order to develop and encourage motion picture financing by the investment banking community. He was instrumental in the formulation of entertainment industry relationships specifically in moderate budget feature film production financing with companies such as E.F. Hutton & Co.; Kidder, Peabody and Prudential-Bache Securities. Mr. Hancock has also been a lecturer on various aspects of the entertainment industry, entrepreneurship and finance at University Graduate Schools of Business, seminars and conferences. He has maintained a specialized expertise and conducted diverse consulting in motion picture and television financial packaging and development. He has previously been employed in a variety of management capacities in the theater and hotel businesses for Farber Enterprises and Ramada Incorporated. Mr. Hancock attended the Cranbrook Academies, Eastern Michigan University, and the University of California at Los Angeles. He belongs to several professional organizations including the Academy of Television Arts and Sciences and is a radio talk show host on independent film production.

A. ROBERT SOBOLIK*, age 62 - Mr. Sobolik is the Executive Vice President and Treasurer of the Company. He has previously held senior corporate positions including Vice President of Operations for Stratavision Inc. in Southern California specializing in computer software development. Mr. Sobolik has been a financial consultant and advisor to various international and U.S. Fortune 500 corporations including HRT Industries; Senior Consultant/financial services, Saudi Airlines in Saudi Arabia and Senior Project
Manager for Sierra Power Co. and the Texas Legislative Counsel. Prior to his consulting services, he was Project Manager and Director for computer systems in corporate development with the U.S. Borax Chemical Corporation and before that supervised computer operations, computer systems and corporate data processing. He has also been a Manager and Controller of computer operations for a major Los Angeles based corporation. Mr. Sobolik has served in corporate management for more than twenty-five years in business, finance and industry throughout the western U.S. and abroad.

LARRY EPSTEIN, age 48 - Mr. Epstein is the Secretary of the Company. He is a practicing attorney in Southern California He has been a sole practitioner since 1987 specializing in business, family and entertainment law. He was previously involved for three years as Executive Vice President and in-house legal counsel to Cherrystone Pictures, Inc., an independent feature film production company based in Los Angeles, and in that capacity oversaw all corporate and administrative fiduciary responsibilities of the company and orchestrated all documentation for domestic and international co-ventures and related agreements. Prior to his production company involvement, Mr. Epstein was a Senior Partner in the Los Angeles-based law firm of Abouaf, Epstein, Meyers & Gronemeier, specializing in business, tax, and entertainment law. He is a member of the State Bar of California, San Fernando Valley Bar Association, Los Angeles County Bar Association and The American Bar Association. Mr. Epstein has sat for 7 years as special referee and judge for the State Bar of California and is also currently Judge Pro Tem for the Superior Court, State of California, County of Los Angeles.

JOHN R. WOODWARD, age 47 - Mr. Woodward is the Vice President for Film Production of the Company. He is responsible for the technical production procedures of the film and television projects the Company produces or co-produces. His career has spanned more than 20 years of both independent and studio film and television production for companies such as Twentieth Century Fox Film Corporation, Paramount Pictures, and Castle Rock Entertainment. Including his studio involvement, he was executive in charge of production for independent production company, Melco General, Incorporated in Los Angeles. He has been a senior member of the production team for a wide variety of film and television projects, including SWEET DREAMS, FLASHDANCE, THE MANITOU, TALES FROM THE CRYPT, YOUNG GUNS II, UNIVERSAL SOLDIER, and the recent Academy Award nominated SHAWSHANK REDEMPTION, among many others. Mr. Woodward has additionally been associated with and instrumental in productions at other major studios such as Warner Brothers, Columbia, Disney, the C.B.S. Studio Center, Samuel Goldwyn, and Bavaria-Atelier Studio in Germany. His television commercial background is varied having worked on commercials for the Sony Corporation, Lincoln-Mercury, and Pepsi. He has specialized training and expertise in pre-production through post production coordination and requirements, and film production budget control. He holds a Bachelor of Arts degree in Visual Arts, a Masters degree in Cinema Production, and is a member of the Director's Guild of America.

GEORGE T. LINDSEY, age 60 - Mr. Lindsey is the Vice President of Creative Development of the Company. He is responsible, with the production committee, for the selection and development of film projects for the Company. His film career spans over twenty-five years of literary and production film work. He has most recently completed writing feature film projects for New West Films Corp.
He has been associated in the past with film production houses and television stations, including service as an executive producer and director on the staff of the National Broadcasting Company and its
affiliate W.R.C.-T.V. and W.I.T.F.   Formerly, as President of a
motion picture production company, he produced documentaries and docudramas throughout Europe, Africa, and South America. He has worked with such talent as Eli Wallach, Henry Fonda, Raymond Massey, Leonard Nimoy, Brock Peters and Lorne Green. Mr. Lindsey has done in-depth work in the field of pre-production of motion picture projects and has earned over eighteen national film awards for film and television productions, including regional emmy awards, local emmy awards, the N.E.T. award for excellence in film production along with gold, silver and bronze medals in film production from the New York International Film Festival. He is a member of the Writer's Guild of America, West, Inc. and the Director's Guild of America.

JAMES J. AITKEN, age 61 - Mr. Aitken is the Vice President of Finance and Administration of the Company. He is responsible for the overall business management and administrative systems of the Company. He is a Certified Public Accountant and was formerly a Partner and Regional Manager for Ernst & Whinney (now Ernst & Young), a national and international public accounting firm. His experience while engaged in public accounting encompassed a wide variety of clients including many companies in the entertainment industry including television, radio, cablevision and professional sports teams. Mr. Aitken has led many conferences and advanced workshops in professional management and accounting sponsored by Ernst & Whinney. He has also been an instructor and professor of business and finance and accounting courses at the University level. He is a member of the American Institute of Certified Public Accountants and several other professional societies and organizations related to business management and finance.

JOHN D. FOLEY, age 47 - Mr. Foley is currently Executive Vice President of Miramax Films, overseeing all theatrical acquisitions and distribution. He was formerly President of MGM/UA and was recruited by MGM in 1987 as Vice President/Sales where he managed domestic sales in the Southern and Western divisions of the United States. In 1989 he was named President, managing all North American activities for the company. Certain recent Miramax and MGM production successes he has been instrumental in include PULP FICTION, BENNY AND JOON and UNTAMED HEART. Other past productions he has been instrumental in include RAINMAN, A FISH CALLED WANDA, and MOONSTRUCK. Mr. Foley began his film career in 1975 on the East Coast with Columbia Pictures. He held various management positions with Columbia during his tenure with the company, encompassing regional sales throughout the midwest and southern United States. In 1986, DeLaurentis Entertainment Co. recruited him as Vice President of Distribution to establish the distribution operations for the company's opening in 1986.

JOHN LEVINGSTON, age 71 - Mr. Levingston has been involved in the distribution, marketing, television syndication and packaging of motion picture projects both nationally and internationally for more than twenty years, working with such companies as A.B.C., Gotham-Rhodes Inc., Thompson International and has served as President of Cinema Systems Inc. His film industry background also includes authorship of original stories, one of which was for the feature film NAPOLEON & SAMANTHA and an original musical composition/co- production for ERA Records. Prior to his work in the motion picture industry, he created and marketed internationally high technological industrial instruments while working as a Vice President with companies such as Setco, Dynalube Incorporated, British-American Tobacco Co. in London and Batco Corporation in East Africa. He is the founder of the consulting firm of Levingston-Lehman specializing in financing and marketing research.

ROBERT E. CAPPS, JR., age 47 - Mr. Capps, most recently Executive Vice President-Film for United Artists, has been involved in the marketing, distribution and exhibition of feature motion pictures for more than 20 years. Formerly, Senior Vice President and General Sales Manager for Tri Star Pictures, he has been instrumental in the development of new film marketing technology strategies for the motion picture industry, primarily the theatrical market. He has been directly involved in the building and expansion of distribution departments for companies such as Columbia Pictures, Paramount Pictures, and MGM. Mr. Capps has been an instrumental force over the span of his career in the distribution and exhibition of a wide variety of both major and independent feature films including such classic film productions as the TERMINATOR films, LEGEND OF BOGGY CREEK, and WHERE THE RED FERN GROWS.

BENJAMIN WHITFIELD, JR., ESQ., age 48 - Mr. Whitfield is presently a practicing civil attorney with an emphasis in the field of entertainment law. He has served as United States Assistant District Attorney and as an Assistant Attorney General. Mr. Whitfield is a member of the law firm of Wright, Reed & Whitfield, P.C., one of the entertainment law firms serving the corporation.

BRENDAN CAHILL, age 51 - Mr. Cahill was most recently Vice President for Music and Creative Affairs for Universal Studios. Prior to his employment with Universal, he was Vice President in charge of creative affairs and musical director at Columbia Pictures and is currently a development and production consultant in the film/television industry and production consultant to Michael Phillips and Michael Douglas (Michael Douglas Productions). He has in the past been a personal advisor for production and musical affairs to Steven Spielberg (Amblin Light Entertainment), having been involved with such film projects as BACK TO THE FUTURE, CLOSE ENCOUNTERS OF THE THIRD KIND and E.T., THE EXTRA TERRESTRIAL. In the 1960's, Mr. Cahill was credited with being intregal in the success of such musical groups as the Birds, Jefferson Starship, and the Monkees, and was executive producer on the successfully syndicated television show, THE PARTRIDGE FAMILY for ABC. Other feature film and television production credits for Mr. Cahill include CALIFORNIA SUITE, THE BREAKFAST CLUB, OUT OF AFRICA, MIAMI VICE, and the Emmy Award winning MURDER SHE WROTE.

ALEX TREBEK, age 57 - Mr. Trebek has been involved in the television industry for over twenty-five years as a producer, host and innovator of a wide variety of entertainment shows. He has produced and hosted the internationally successful gameshow JEOPARDY which has been the second highest rated television show in syndication. Mr. Trebek was also the host of the successful television game show CLASSIC CONCENTRATION. As a television media executive, he is currently developing other projects for television and film as well. Mr. Trebek, originally from Sudbury, Ontario, Canada, worked for the Canadian broadcasting company (C.B.C.) throughout the 1960's and early 70's before relocating to the United States in 1973.

LEROY J. STEELE, age 75 - Mr. Steele's background encompasses over 40 years as an executive with various corporations within the United States and in Canada, including Executive Vice President and Chief Operating Officer for Bullock's company in Los Angeles, Vice President and General Manager for the Boston stores on the Eastern seaboard, and Chairman of the Board/Chief Executive Officer for A.J. Freeman Ltd. in Ottawa, Canada. Mr. Steele has also been a business management consultant and advisor for many years.

CHARLES C. BAILEY, age 64 - Mr. Bailey was most recently Senior Vice President of Thomson McKinnon Securities Inc. in New York City and previously Vice President of Prudential Bache Securities, two of Wall Street's leading investment banking firms. Mr. Bailey has been involved in international business and finance for more than 25 years and is the executive producer for a Broadway theatrical production company. He was the producer of the musical Broadway production of MY ONE AND ONLY with Twiggy and Tommy Tune, and STARDUST with Sean Young.

JOSEPH DYSON*, age 61 - Mr. Dyson is currently the President and Chief Executive Officer of Health Care Capital Corporation of California. He was formerly Vice President and Manager of Merrill Lynch White Weld Capital Groups, Western Region Health Care Finance Department and Vice President of First America, a financial consulting firm. In addition, he was a regional partner at Arthur Young & Co. and managing Vice President of Telco Capital Corporation. Prior to his private sector career, he was engaged at the Department of Health, Education and Welfare where he served as Acting Regional Program Director of the Hill-Burton Program as well as special consultant to other Regional Loan Offices. He is a Certified Public Accountant and has served as an official for the Securities and Exchange Commission.

PETER LALLOS, age 64 - Mr. Lallos was most recently Senior Vice President for the investment banking firm of Bear, Sterns & Co. in New York City. He has previously held senior corporate positions including Managing Director for Manufacturer's Hanover Trust Company, Senior Vice President - E.F. Hutton & Co. and Senior Vice President - Donaldson, Luftkin & Jenrette. Mr. Lallos' Wall Street expertise encompasses more than 25 years of investment banking, commercial banking and specialized public and corporate financing around the world.

PHILIP LANGWALD, age 91 - Mr. Langwald is Chairman Emeritus of the Board of Directors of the Company and is currently a retired municipal administrative executive. He has been involved with land development and appraising for real estate and managing the construction and development of shopping and residential areas in the midwestern United States. He was formerly with the United States Department of Labor and Internal Revenue Audit Division.

FRED BARON, age 46 - Mr. Baron is currently Senior Production Executive for Twentieth Century Fox Film Corp. where he is responsible for all phases of production oversight for all feature film production at the studio. Prior to his studio involvement, he was production representative at HBO, overseeing a wide range of features and M-O-Ws. Mr. Baron has also acted as co-producer on television productions such as TALES FROM THE CRYPT and production coordinator and production supervisor on a wide variety of independent motion picture/television production.

CHARLES NEWIRTH, age 42 - Mr. Newirth is currently an established Independent Producer in the motion picture industry and has been responsible for the production of such major motion pictures as the Academy Award winning and highly successful FORREST GUMP, as well as BUGSY with Warren Beatty and TOYS with Robin Williams. His career in production has included production manager for such films as PRETTY IN PINK, ROBOCOP, and THE ABYSS. He has also worked in such diverse senior production positions as production supervisor, production coordinator, and location manager.

BRIAN J. PATNOE, age 38 - Mr. Patnoe's tenure with the corporation began in 1987 as Executive Assistant in the areas of finance and administration. In 1989, he was elevated to the post of Associate Vice President, Administration, working as key liaison between senior officers of the corporation and members of the Board of Directors. His responsibilities also included monitoring and maintaining WWMPC's corporate due diligence data information, finance material information, and monitoring basic stockholder relations. He has worked closely with senior management of the company in the negotiations of co-financing production scenarios with domestic and foreign companies, consortiums, and independent financiers. Mr. Patnoe has also been associated with Motorola ISG as national accounts manager and McDonnell Douglas Corporation as a configuration management analyst and product definition specialist; both senior technical and analytical corporate administrative positions assuring quality control and infrastructure communications. He maintains a degree in Business Administration and Economics from California State University, Fullerton and a Masters in Business Administration from the University of Southern California.

MICHAEL MAGHINI, age 39 - Mr. Maghini was most recently Vice President with Eden Financial Group, a Wall Street investment banking firm providing wholesale financial products to associate brokerage firms around the country, as well as a Managing Partner and Vice President with Famco, Inc. a real estate holding company in New York City. Mr. Maghini's well established financial experience, including his executive association for investment with the Putnam's Golden Scale Council, and his membership in the Million Dollar Round Table Club, complement his past investment management and development training with Paine Webber. Prior to Paine Webber, he held an investment executive position with Thompson McKinnon Securities. Mr. Maghini has helped develop the investment banking division of a major New York financial firm and has also managed a variety of many diverse institutional and, private investment portfolios. He is a graduate of Southern Connecticut University where he received his Bachelor of Science Degree in Political Science and Economics.

DAVID A. TOMA, age 48 - Mr. Toma has most recently been associated with Cinema Research Corporation and Complete Post Inc. in Los Angeles responsible for managing all aspects of film and video post production and production processing. He has been instrumental in the development and growth of both companies to become two of the largest and highly sophisticated post production facilities in the motion picture industry. He has further been a consultant and advisor on post production techniques and procedures for several companies including Lorimar Entertainment. Mr. Toma was also engaged in several film production, marketing and editing capacities for the motion picture and television industry including Executive in Charge of Production for Laserus Entertainment Inc., a leading entertainment commercial company producing a wide variety of television programming; production/ marketing executive for Pacific Video Inc., a major post production facility; and post production supervisor for independent production company, Sun Classic Pictures Inc. Mr. Toma has specialized expertise in the implementation of favored nations agreements, extensive knowledge of electronic post production techniques, state of the art and conventional theatrical and video editing, as well as new mastering technologies for European and domestic delivery. His film and television credits include Robert Altman's POPEYE, THE LINCOLN CONSPIRACY, BEYOND AND BACK, the long-running television series SOAP and BENSON, and he was the recipient of an achievement Emmy Award from the Academy of Television Arts and Sciences for his contributions to the CBS Movie-of-the-Week BABIES HAVING BABIES.

* (Indicates members of the Executive Committee)

FAMILY RELATIONSHIPS

There are no family relationships among directors, executive officers or persons chosen by the Company to be nominated as a director or appointed as an executive officer of the Company or any of its affiliated subsidiaries.

Item 10.  Executive Compensation.

The summary compensation table below sets forth certain information for all compensation, including: annual, longterm and stock compensation paid for services rendered to the Company in all capacities for the fiscal years ended December 31, 1997, 1996, and 1995.

Summary Compensation Table
                   ANNUAL COMPENSATION
                                  Annual Compensation
Name and Principal Position
(a)                     Year(b)   Salary($)(c) Bonus ($)(d)Other Annual
                                  *, **, ***      Compensation ($)(e)
Rodney C. Kropf**
Chairman of the Board   1997      0          0         0
                        1996      0          0         0
                        1995      0          0         0

Paul D. Hancock*/**     1997      325,000    0         0
President, CEO ***      1996      310,000    0         0
                        1995      295,000    0         0

A. Robert Sobolik*/**   1997      0          0         0
Exec. V.P./Treasurer    1996      0          0         0
                        1995      0          0         0

Larry Epstein*/**       1997      0          0         0
Secretary               1996      0          0         0
                        1995      0          0         0

John R. Woodward*/**    1997      0          0         0
Vice President          1996      0          0         0
                        1995      0          0         0

George T. Lindsey*/**   1997      0          0         0
Vice President          1996      0          0         0
                        1995      0          0         0

James J. Aitken*/**     1997      0          0         0
Vice President          1996      0          0         0
                        1995      0          0         0

John Levingston*        1997      0          0         0
Vice President          1996      0          0         0
                        1995      0          0         0

John R. Foley**         1997      0          0         0
Director                1996      0          0         0
                        1995      0          0         0

Robert E. Capps Jr.**   1997      0          0         0
Director                1996      0          0         0
                        1995      0          0         0

Benjamin Whitfield Jr.**      1997  0        0         0
Director                1996      0          0         0
                        1995      0          0         0

Brendan Cahill**        1997      0          0         0
Director                1996      0          0         0
                        1995      0          0         0

Alex Trebek**           1997      0          0         0
Director                1996      0          0         0
                        1995      0          0         0

LeRoy J. Steele**       1997      0          0         0
Director                1996      0          0         0
                        1995      0          0         0

Charles Bailey**        1997      0          0         0
Director                1996      0          0         0
                        1995      0          0         0

Joseph Dyson**          1997      0          0         0
Director                1996      0          0         0
                        1995      0          0         0

Peter Lallos**          1997      0          0         0
Director                1996      0          0         0
                        1995      0          0         0

Philip Langwald**       1997      0          0         0
Director                1996      0          0         0
                        1995      0          0         0

Fred Baron**            1997      0          0         0
Director                1996      0          0         0
                        1995      0          0         0
Charles Newirth**       1997      0          0         0
Director                1996      0          0         0
                        1995      0          0         0

Brian J. Patnoe*        1997      0          0         0
Assoc. V.P.             1996      0          0         0
                        1995      0          0         0

Michael Maghini*        1997      0          0         0
Assoc. V.P.             1996      0          0         0
                        1995      0          0         0

David A. Toma*          1997      0          0         0
Assoc. V.P.             1996      0          0         0
                        1995      0          0         0


                        Awards               Payouts       All Other
                                             Securities    Compensation

                                             Underlying    (#)(i)
                                             Options/SARs(#)(g)
                   Restricted Securities
                   Stock Award(s) Underlying
                   ($)(f)         Options/SARs(#)(g)


                        1997 - 0        50,000    0        0
Rodney C. Kropf**       1996 - 0  50,000     0         0
Chairman of the Board   1995 - 50,000   50,000    0        0

                        1997 - 0        250,000   0        0
Paul D. Hancock*/**     1996 - 0        250,000   0        0
President, CEO ***      1995 - 0        250,000   0        0

                        1997 - 0        25,000    0        0

A. Robert Sobolik*/**   1996 - 0        25,000    0        0
Exec. V.P./Treasurer    1995 - 25,000   25,000    0        0

                        1997 - 25,000   500,000   0        0
Larry Epstein*/**       1996 - 25,000   500,000   0        0
Secretary               1995 - 25,000   500,000   0        0

                        1997 - 0        50,000    0        0
John R. Woodward*/**    1996 - 0        50,000    0        0
Vice President          1995 - 25,000   50,000    0        0

                        1997 - 0  25,000     0         0
George T. Lindsey*/**   1996 - 0        25,000    0        0
Vice President          1995 - 0        25,000    0        0

                        1997 - 0        25,000    0        0
James J. Aitken*/**     1996 - 50,000   25,000    0        0
Vice President          1995 - 50,000   25,000    0        0
                        1997 - 0        20,000    0        0
John Levingston*        1996 - 0        20,000    0        0
Vice President          1995 - 0        20,000    0        0

                        1997 - 0        100,000   0        0
John R. Foley**         1996 - 0        100,000   0        0
Director                1995 - 50,000   100,000   0        0

                        1997 - 0        50,000    0        0
Robert E. Capps Jr.**   1996 - 0        50,000    0        0
Director                1995 - 0        50,000    0        0

                        1997 - 0  25,000     0         0
Benjamin Whitfield Jr.**      1996 - 0  25,000    0        0
Director                1995 - 25,000   25,000    0        0

                        1997 - 0        20,000    0        0
Brendan Cahill**        1996 - 0        20,000    0        0
Director                1995 - 0        20,000    0        0

                        1997 - 0        20,000    0        0
Alex Trebek**           1996 - 0        20,000    0        0
Director                1995 - 0        20,000    0        0

                        1997 - 0        0         0        0
LeRoy J. Steele**       1996 - 0        0         0        0
Director                1995 - 25,000   0         0        0

                        1997 - 10,000   0         0        0
Charles Bailey**        1996 - 0             0         0         0
Director                1995 - 25,000   0         0        0

                        1997 - 0        25,000    0        0
Joseph Dyson**          1996 - 50,000   25,000    0        0
Director                1995 - 25,000   25,000    0        0

                        1997 - 0        0         0        0
Peter Lallos**          1996 - 0        0         0        0
Director                1995 - 25,000   0         0        0

                        1997 - 0        0         0        0
Philip Langwald**       1996 - 0        0         0        0
Director                1995 - 25,000   0         0        0

                        1997 - 0        0         0        0
Fred Baron**            1996 - 0        0         0        0
Director                1995 - 25,000   0         0        0

                        1997 - 0        0         0        0
Charles Newirth**       1996 - 0        0         0        0
Director                1995 - 125,000  250,000   0        0

                        1997 - 0        100,000   0        0
Brian J. Patnoe*        1996 - 0        100,000   0        0
Assoc. V.P.             1995 - 50,000   100,000   0        0

                        1997 - 0        10,000    0        0
Michael Maghini*        1996 - 0        10,000    0        0
Assoc. V.P.             1995 - 0        10,000    0        0

                        1997 - 0        0         0        0
David A. Toma*          1996 - 0        0         0        0
Assoc. V.P.             1995 - 0        0         0        0

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
TITLE          NAME OF                  BENEFICIAL     PERCENT
OF CLASS  BENEFICIAL OWNERSHIP          OWNERSHIP      OF  CLASS

OFFICERS AND DIRECTORS
Common    James J. Aitken               200,000            .43%
          Vice President, Fin. & Adm.   Sole Ownership
          Corporate Director                Sole Voting Power
          12199 55th Ave.
          Remus, MI 48340

Common    Charles C. Bailey             195,000             .40%
          Corporate Director            Sole Ownership
          42 King Street                Sole Voting Power
          New York, NY 10014

Common    Fred Baron                    100,000             .22%
          Corporate Director            Sole Ownership
          531 N. Lillian Way            Sole Voting Power
          Los Angeles, CA 90004

Common    Brendan Cahill                250,000             .54%
          Corporate Director            Sole Ownership
          1141 Marilyn Drive            Sole Voting Power
          Beverly Hills, CA 90210

Common    Robert E. Capps, Jr.          350,000             .76%
          Corporate Director            Sole Ownership
          c/o 2120 Main St., Suite 180  Sole Voting Power
          Huntington Beach, CA 92648

Common    Joseph Dyson                  215,000             .47%
          Corporate Director            Sole Ownership
          8720 Cliffridge               Sole Voting Power
          La Jolla, CA 92037

Common    Larry Epstein, Esq.           601,667             1.25%
          Secretary                     Sole Ownership
          Corporate Director            Sole Voting Power
          11733 Baird Ave.
          Northridge, CA 91326

Common    John D. Foley                 300,000             .65%
          Corporate Director            Sole Ownership
          c/o 2120 Main St., Suite 180  Sole Voting Power
          Huntington Beach, CA 92648

Common    Paul D. Hancock               8,770,444  19.03%
          President/C.E.O.              Sole Ownership
          Corporate Director            Sole Voting Power
          124 8th Street, #8
          Huntington Beach, CA 92648

Common    Rodney C. Kropf, Esq.         255,000             .55%
          Chairman, Board of Directors  Sole Ownership
          16268 Country Club Drive      Sole Voting Power
          Livonia, MI 48154

Common    Peter Lallos                  125,000             .27%
          Corporate Director            Sole Ownership
          31 Woodfield Court            Sole Voting Power
          Laurel Hollow, NY 11791

Common    Philip Langwald               500,000             1.08%
          Chairman Emeritus/            Sole Ownership
          Corporate Director                 Sole Voting Power
          16032 Lemond Hills Trail #173
          Del Ray Beach, FL 33446

Preferred Philip Langwald               2,500
          Chairman Emeritus/            Sole Ownership
          Corporate Director            Sole Voting Power
          16032 Lemond Hills Trail #173
          Del Ray Beach, FL 33446

Common    John Levingston               15,000              .03%
          Vice President, Marketing     Sole Ownership
          & Distribution                Sole Voting Power
          13642 Havenwood Drive
          Garden Grove, CA 92643

Common    George T. Lindsey             692,750             1.50%
          Vice President, Creative      Sole Ownership
          Development/Corporate Director     Sole Voting Power
          10412 Pacific St., #106
          Omaha, NE 68114

Common    Michael Maghini               253,750             .55%
          Associate Vice President, Finance  Sole Ownership
          48 Stonewall Lane                  Sole Voting Power
          Madison, CT 06443-2248

Common    Charles Newirth               125,000             .27%
          Corporate Director            Sole Ownership
          c/o 2120 Main St., Suite 180  Sole Voting Power
          Huntington Beach, CA 92648

Common    Brian J. Patnoe               932,202             2.02%
          Associate Vice President,     Sole Ownership
          Administration                Sole Voting Power
          12553 Wedgewood Circle
          Tustin, CA 92780

Preferred Brian J. Patnoe               55,000              2.02%
          Associate Vice President,
          Administration
          12553 Wedgewood Circle
          Tustin, CA 92780

Common    A. Robert Sobolik             202,000             .44%
          Executive Vice President/Treasurer Sole Ownership
          Corporate Director            Sole Voting Power
          11453 Tortuga St.
          Cypress, CA 90630

Common    LeRoy J. Steele               50,000              .11%
          Corporate Director            Sole Ownership
          1977 Gramercy Place           Sole Voting Power
          Los Angeles, CA 90068

Common    David A. Toma                 125,000             .27%
          Associate Vice President, Production     Sole Ownership
          21000 Burton Street           Sole Voting Power
          Canoga, CA 91304

Common    Alex Trebek                   350,000             .76%
          Corporate Director            Sole Ownership
          c/o 2120 Main St., Suite 180  Sole Voting Power
          Huntington Beach, CA 92648

Common    Benjamin Whitfield, Jr., Esq. 78,000              .17%
          Corporate Director            Sole Ownership
          9000 E. Jefferson, Apt. 14-3  Sole Voting Power
          Detroit, MI 48214

Common    John R. Woodward              175,071             .38%
          Vice President, Film Production    Sole Ownership
          Corporate Director            Sole Voting Power
          850 Alabama Dr., Rte. 2
          Lone Pine, CA 93545

          OFFICERS & DIRECTORS AS A GROUP    15,080,884     32.71%
OWNERS OF 5% OR MORE OF THE Company'S COMMON EQUITY
Common    Paul D. Hancock               8,770,444      19.03%
          President/C.E.O.              Sole Ownership
          Corporate Director            Sole Voting Power
          124 8th St., #8
          Huntington Beach, CA 92648

Common    Richard D. McLellan, Esq.     3,559,164      7.72%
          c/o 2120 Main St., Suite 180  Sole Ownership
          Huntington Beach, CA 92648    Sole Voting Power

Common    Gordon Estate                 2,658,097      5.77%
          c/o 2120 Main St., Suite 180  Sole Ownership
          Huntington Beach, CA 92648    Sole Voting Power

The foregoing totals are based upon Forty Seven Million Thirty Four Thousand and Ninety Two (47,034,092) common shares of the Company issued and outstanding stock as of December 31, 1997.

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