Form 10KSB
period 1995-12-31
WORLD WIDE MOTION PICTURES CORP
filed 1998-10-22
CIK 1005502

Part I

Item 1.  Description of Business
Business Development

INCEPTION THROUGH JULY 1995

World Wide Motion Pictures (a sole proprietorship)(the "Predecessor") was founded in July of 1977, with the guidance and consultation of well-known producer and director Otto Preminger, under the name of World Wide Motion Pictures and later incorporated under the laws of the state of Michigan on December 9, 1980 under the name of World Wide Motion Pictures Corporation (the "Predecessor") and has filed "annual reports" with the state of Michigan securities bureau as required by Michigan law. The Predecessor was formed for the purpose of financing, developing, producing and distributing filmed and taped motion picture and television product for consumption by the general public. In March of 1981 the Predecessor acquired G.L. Productions, Inc. and all of its facilities, a Washington, D.C. company. In November of 1983, the Predecessor, through a reorganization agreement, merged with the National Power Corporation (the "Company")(formerly Juggernaut Energy Corporation), a Utah public corporation. National Power Corporation's common stock was traded on the over-the-counter market with registered broker-dealer firms making a market nationally. Contemporaneously with the merger, the name of the Company was changed to WWMP Inc. and subsequently changed to World Wide Motion Pictures Corporation. At the time of this filing, the Company has shareholders in 32 states and 7 foreign countries including England, Japan, Singapore, Australia, Germany, Israel, and Canada including the names of 15 broker-dealer firms holding the Company's common securities.

The Predecessor formerly was, and currently the Company is, organized to finance, develop, produce, and market/distribute a wide variety of motion picture and television projects including feature films, short subjects, docudramas, documentaries, industrial films, and television productions using a formula of high technology, moderate budget, cost control, and continual flow of product.

The Company has an active 19 member Board of Directors; Board designated committees including Executive, Audit, Finance, and Personnel; staff operating committees including Production and Product Development, Standards, and Experimental projects; elected officers, and an Advisory Board of Directors. Certain other individuals who provide technical, theatrical, marketing, business, and production services to the Company on a specific ongoing basis have entered into contracts with the Company.
The following transactions represent certain events that have transpired throughout the history of the Company's business that resulted in major developments within the Company's current corporate strategic plan.

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

(BULLET) Film Library Acquisition

In November of 1991, the Company entered into an agreement with an un-related non-affiliated entity, Presidio Productions, a California corporation ("Presidio"), whereby the Company acquired all right, title and interest in 136 motion picture and television productions ("Product") in exchange for a total consideration aggregating 2,000,000 fully paid, non-assessable, unregistered Rule 144 shares of common stock of the Company and 25,000 fully paid, non-assessable, unregistered shares of preferred stock of the Company.

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

Business of Company

PRINCIPAL PRODUCTS AND SERVICES OF THE Company

The principal business of the Company is the development, financing, production, and marketing/distribution of feature films/video productions and various other forms of filmed and/or televised entertainment. In addition, the Company and its affiliates produce/co-produce documentaries, docudramas, industrial films, and specialty television productions for consumption by the general public. Feature films and short subject projects completed and/or marketed by the Company are generally rented or sold to national and international theater chains, independent television stations and television networks. Revenue can be generated from a variety of sources. The two basic sources are: (1) theatrical exhibition pursuant to agreements which generally provide for payment by the exhibitors of a percentage of box office receipts with or without a guaranty of a fixed minimum, and (2) licensing to television networks and independent stations pursuant to agreements which provide for a fixed number of telecasts over a fixed period of time for a fixed license fee payable in periodic installments. Substantial additional profits may accrue from ancillary areas of the industry including retail home video cassette sales and rentals, product merchandising, literary rights, and related paraphernalia.

The Company produces/co-produces and markets its product as individual motion pictures and television productions which are customarily organized and accounted for as separate businesses with their own management, employees, equipment and budgets. The controlling production entity or co-production entity (in certain cases, the Company) has primary overall responsibility for all aspects of a project, from pre-production, principal photography and post production through marketing and distribution. The individual producer for each film or television project is responsible for general management and coordination of the film or video as well as planning, principal casting, technical and creative responsibilities to be performed in conjunction with the director of the production. The production of a full length motion picture or feature television project involves a number of related activities which, in general, can take six months to a year to fully complete.

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

Additionally, the Company currently owns and maintains a completed film and video library encompassing 211 titles of feature length motion pictures, documentaries, docudramas, and television projects.
For internal control, the Company's Board of Directors directed management to retain an independent appraiser in order to verify the value of its library as currently determined by staff and management. The Company also owns film equipment, a sound effects library, a still slide library, novels and options on treatments and holds a beneficial interest in certain ongoing contracts. Options on literary treatments otherwise defined as developing storylines and creative ideas are occasionally secured by the Company and company's like the Company for the purpose of developing the storyline or creative idea into a fully developed screenplay or teleplay at some unknown time in the future. The Company may or may not contribute expertise to a project such as rewriting, packaging, financing, production and budgeting. The Company's "beneficial interest" (percentage of future revenue, if any) in certain ongoing contracts includes certain of the above-referred to options or options on already fully prepared screenplays or teleplays which may or may not be produced into a film or television production at some unknown time in the future. None of the ongoing contracts "beneficial interest" entered into by the Company is significantly material to the Company's current financial condition and/or operations at the present time. The full development of the contracts is dependent on the acquisition of additional capital by the Company.

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

(BULLET) Television Co-Production I

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

The Company has entered into an acquisition agreement ("Agreement") with Korrinne Films of Quebec, Canada for the acquisition of all right, title and interest in the feature length motion pictures ONE BAD DEAL, HEAT WAVES, UNE ROSE POUR DANIELLE, DANGEROUS DREAMS, FEMME FATALE, RAINY DAYS and A MATTER OF HONOR ("product"). At the time of this filing the Agreement was executed between the parties and the Company anticipates the closing to occur upon delivery of all final elements of the product by December 31, 1996. According to the terms of the Agreement the Company retains 100% of any potential net revenue percentage accruing to the Company from any and all marketing and exploitation of the product worldwide in perpetuity.

(BULLET) Feature Film Co-Production

The Company has entered into a preliminary agreement with Bicoastal Pictures of Los Angeles in anticipation of constructing a distribution/consulting agreement ("Agreement") for the marketing and distribution of a full length motion picture entitled THE ROAD TO FLIN FLON ("product"). The product, which is currently in post production, will be ready for marketing/distribution in the winter of 1996. According to the terms of the proposed Agreement the Company would retain 5% of any potential producer's gross revenue percentage accruing to the Company from any and all marketing and exploitation of the product worldwide in perpetuity.

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

(BULLET) Corporate Acquisition Negotiations

In December 1995, the Company purchased World Wide Medical Services Inc. The business of the company is to provide relief staffing of healthcare professionals such as Registered Nurses, Licensed Vocational Nurses and Nurse Practitioners for healthcare institutions including hospitals, clinics, nursing care facilities, hospices, retirement and convalescent homes and temporary personnel for private patients.

* For the past three years, the Company has been in the process of reviewing and analyzing various potential corporate acquisitions and merger possibilities, certain of which are highly diversified as in the case of the Medical Services Company referred to above. Management of the Company has had indepth internal discussions concerning the risks, requirements, potential and overall viability of associating with a highly diversified business. In the opinion of the Company's management, so long as the diversified business maintains serious potential revenue producing capability, management expertise for sustaining such ongoing revenue potential, clarity of mission statement and objectives, and cash flow potential which could be used in the development of the Company's core business, management of the Company will encourage such mergers and acquisitions, investigations and possibilities for the express purpose of increasing, overall, shareholder value of the Company. Further, in the specific case of the medical services company, management of the Company has been familiar with management of the medical services company for more than ten years and subsequently knowledgeable of and confident in their ability to function and grow using appropriate business acumen in the process. In addition to the quantitative aspects of the Company's diversification decisions, the articles, bylaws and corporate charter of the Company provide for flexibility in the Company's ability to explore and enter into diversified fields of enterprise.

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

Theatrical Exploitation - An average of approximately 60% of theatrical revenue within the industry as a whole is derived from the North American market with respect to English language films. The balance comes from overseas outlets with the most significant being Japan, France, Germany, Italy, the United Kingdom and Australia. The importance of the overseas market is once again on the incline due to the decrease in the value of the dollar. Foreign markets will be responsible for 60% of the total box office revenue in 1995.

The Company has acquired immaterial revenue at this time from theatrical exhibition for the feature film product known as MOVIES, MONEY AND MURDER aka BREAKING UP WITH PAUL. (Further exploitation of this product by the Company will require additional working capital.)

According to Lewis O'Neil, Vice President of theatrical exhibition for Twentieth Century Fox Film Corp., there is currently a building boom occurring among exhibitors with the number of screens in the United States beginning to increase in the 1980's by 7.4% to more than 20,000. It is the Company's opinion that, due to a widely known increase in public consumption in, and desire for more feature filmed entertainment domestically along with the increased desire by foreign markets for United States produced feature film entertainment, this trend of expansion for the number of screens in both the United States and foreign territories will continue throughout this decade and well into the next century. The exhibitors or movie theater owners generally retain an average of 50% of the box office receipts as their fee and remit the other 50% frequently referred to as "domestic theatrical film rentals" to the film's distributor. Home video advances for feature films range from $100,000 to more than $5,000,000 plus escalators based upon such variables as box office performance, print and advertising expenditures and the number of screens secured during theatrical release.

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

THE Company'S FUTURE CAPITAL REQUIREMENTS

The Company has currently been negotiating with various broker-dealer investment banking firms to underwrite a public offering of the Company's securities in the amount of $7,000,000. Terms of this proposed public offering have not been finalized but it is anticipated by management that the Company will utilize the net proceeds from such offering in the following general manner.

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

Item 2.  Description of Property

The Company owns no real properties. The Company's present offices and facilities, located in both suburban and metropolitan geographic areas, encompass approximately 3,500 square feet in buildings of good condition with an average age of 17 years. Locations which are occupied on a month-to-month or yearly lease basis include the Company's executive offices since 1984 at Seacliff Office Park, 2120 Main Street, Suite 180, Huntington Beach, California, 92648, Seacliff Office Park; the Company's corporate records office at 561
E. Jefferson, Detroit, Michigan, 48226; and a branch office of the Company at 42 King Street, New York, New York, 10014 and 10615 Woodbridge Street, Suite 105, Toluca Lake, California, 91602.

Item 3.  Legal Proceedings.

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

N/A.

Part II

Item  5. Market for Common Equity and Related Stockholder Matters.

Market for Common Equity

From December 1983, the date upon which present management took control of the National Power Corporation, there has been a thin range of trading occurring with the Company's common shares in the Over-the-Counter market. The Company's common stock is presently traded on the over-the-counter (OTC) market through primarily inter-dealer trades. The Company's history of trading includes both pink sheets and NASD's Electronic Bulletin Board system. The most recent availability for open trading of the Company's common shares was during fiscal 1992 when the Company was traded on the over-the-counter market on the NASD's Electronic Bulletin Board system under the NQB symbol of "WWMP". Since that time in 1992 there has been only inter-dealer trades. Inasmuch as the last open trading for the Company's stock occurred more than 3 years ago, there is no current data to support a range of sales activity with either high or low bid information.

Security Holders
As of November 24, 1995, the latest practicable date for which information is available, the Company had approximately 739 holders of record of the Company's common equity.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation

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

Item 7.  Financial Statements.
                           Robert E. Reed
                    Certified Public Accountant
                     A Professional Corporation
                     561 East Jefferson AVenuef
                    Detroit, Michigan 48226-4324

                    INDEPENDENT AUDITOR'S REPORT

To the Shareholders and Board of Directors
World Wide Motion Pictures Corporation

I have audited the accompanying consolidated balance sheets of World Wide Moiton Pictures Corporaiton and subsidiaries as of December 31, 1995 and 1994, and the related statements of income, stockholders' equity, and cash flows for the two years ended December 31, 1995. These financial statements and accompanying notes are the responsibility of the Company's management. My responsibility is to express an opinion to these financial statements based on my audit.

I conducted my audit in accordance with generally accepted stadards.
Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above and accompanying notes, present fairly in all material respects, the financial position of World Wide Motion Pictures Corpration and subsidiaries as of December 31, 1995 and 1994, and the result of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.


Detroit, Michigan
September 15, 1996

Consolidated Balance Sheets
                     WORLD WIDE MOTION PICTURES CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     YEAR ENDING DECEMBER 31, 1995 and 1994

Assets
                                                      1995          1994
Cash                                                  12,298        14,515
Accounts Receivable                                   1,500         -
Completed Motion Pictures/
Television Productions                                16,116,258    13,808,000
Film Properties (Screenplays/Teleplays)               1,680,472     1,680,000
Property and Equipment                                46,437        40,521
Other Assets                                          49,000        49,000
Less Accumulated Depreciation                         (246,543)
Total assets                                          $17,659,422
$15,592,036
Liabilities
Current liabilities
Common Stock Payable                                  272           -
Preferred Stock Payable                               30            -
Notes Payable                                         16,300        21,800
Total Liabilities                                     16,602        21,800

Stockholder's Equity
Common Stock $.001 Par Value, 100,000,000
Shares Authorized, 45,463,295 Outstanding             45,463        44,362
Preferred Stock $.01 Par Value, 1,000,000
Shares Authorized, 105,200 Outstanding                1,052         1,052
Capital in Excess of Par Value                        18,156,047 15,650,729
Retained earnings (deficit)                           (559,742)     (375,098)
Total Stockholder's Equity                            $17,642,820 $15,321,045
Total Liabilities and
Stockholder's Equity                                  $17,659,422 $15,592,036

<F1>
The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEAR ENDING DECEMBER 31, 1995 and 1994

                                    1995        1994
Revenues                            $71,000     $11,124
Operating expenses:
      Administrative                14,937      31,339
      Depreciation                  240,707     5,836
         Total operating expense    255,644     37,175
      Net income (loss)             $(184,644)  $(26,051)
Earnings available to common stockholders 0     $0
Earnings per common share           $0          $0

<F1>
The accompanying notes are an integral part of these financial statements.

Stockholders Equity
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
DECEMBER 31, 1994 AND 1995


                 STOCK       AMT   ADDITIONAL   RETAINED         TOTAL
           COMMON     PREFERRED (P/V)  PAID IN CAPITAL    EARNINGS                S/E

BAL,
12/31/94   44,361,765 105,200  45,414     15,650,729 (375,098)   15,321,045
NET INCOME
(LOSS)                                               (184,644)

STOCK
ISSUED     1,101,530  0  1,101            2,505,318
BAL,
12/31/95   45,463,295 105,200   46,515    18,156,047 (559,742)   17,642,820


WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(To be read in conjunction with Consolidated Financial Statements for yearend December 1995)

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

N/A.

Part III

Item 9.  Directors, Executive Officers, Promoters and Control
Persons

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

The following sets forth the names and ages of all of the
Directors and Executive Officers of the Company, positions held by such person, length of service, when first elected or appointed and term of office.
                  Director and/or
                  Executive Officer First Elected
Name and Age      Position          or appointed  Term of Office
Rodney C. Kropf, Esq.     Chairman of the 1982 1997
Age 69              Board of Directors

Paul D. Hancock     President/Chief    1977    Director/1997
Age 39              Executive Officer          Officer/2015
                                               and Director

A. Robert Sobolik   Executive Vice President/1981 Director/1997
Age 60              Treasurer and Director        Officer/Indefinite

Larry Epstein, Esq. Secretary and Director1989    Director/1996
Age 46                                    Officer/Indefinite

John R. Woodward    Vice President, Film1982 Director/1998
Age 45              Production and        Officer/Indefinite
                                          Director

George T. Lindsey   Vice President, Creative1982   Director/1998
Age 58              Development and    Officer/Indefinite
                    Director

James J. Aitken, C.P.A.   Vice President, Finance  1982 Director/1998
Age 59              and Administration    Officer/Indefinite
and Director

John Levingston     Vice President, Marketing1983Officer/Indefinite
Age 69              and Distribution

John D. Foley       Director              1990 1996
Age 45

Robert E. Capps, Jr.        Director      1990 1996
Age 45

Ben Whitfield, Jr., Esq.Director          1980 1996
Age 46

Brendan Cahill      Director              1986 1997
Age 49

Karen J. Segel, J.D.        Director      1991 1996
Age 48

Alex Trebek         Director              1987 1996
Age 55

Leroy J. Steele     Director              1987 1996
Age 73

Charles Bailey      Director              1985 1997
Age 62

Joseph Dyson, C.P.A.    Director          1983 1997
Age 59

Peter Lallos        Director              1988 1997
Age 62

Philip Langwald     Director              1985 1998
Age 89

Fred Baron          Director              1994 1998
Age 44

Charles Newirth     Director              1994 1998
Age 40

Brian J. Patnoe     Associate Vice President,1986 Indefinite
Age 36              Administration

Michael Maghini     Associate Vice President,1985 Indefinite
Age 37              Finance

David A. Toma       Associate Vice President, 1990 Indefinite
Age 46              Production

RODNEY C. KROPF*, age 69 - Mr. Kropf is Chairman of the Board of Directors of the Company. He is presently involved in the general practice of law. He has held various public positions with Federal and local governments. He was Assistant United States District Attorney for five years and thereafter served as Assistant City Attorney and City Attorney in the state of Michigan. Mr. Kropf has had extensive experience in the organization and development of radio stations throughout the Midwest such as W.E.R.C. (now W.C.A.R). He has participated in the acquisition and sale of many radio properties for the Malrite Broadcasting Company. He is the director and officer of various corporations and has been active in real estate, development, and construction of housing and commercial properties. He is a graduate of the University of Michigan Law School and Wayne State University.

PAUL D. HANCOCK*, age 39 - Mr. Hancock is the President and Chief Executive Officer of the Company. He is the founder and developer of its film production concept and has served as President and Chief Executive Officer since its inception. He has been a production and business advisor to various film financing and production companies and has supervised in-depth research and work study in moderate budget/cost-controlled feature film productions. Mr. Hancock was responsible for leading one of the first exploratory film finance teams to the Wall Street capital markets in the late 1970's in order to develop and encourage motion picture financing by the investment banking community. He was instrumental in the formulation of entertainment industry relationships specifically in moderate budget feature film production financing with companies such as E.F. Hutton & Co.; Kidder, Peabody and Prudential-Bache Securities. Mr. Hancock has also been a lecturer on various aspects of the entertainment industry, entrepreneurship and finance at University Graduate Schools of Business, seminars and conferences. He has maintained a specialized expertise and conducted diverse consulting in motion picture and television financial packaging and development. He has previously been employed in a variety of management capacities in the theater and hotel businesses for Farber Enterprises and Ramada Incorporated. Mr. Hancock attended the Cranbrook Academies, Eastern Michigan University, and the University of California at Los Angeles. He belongs to several professional organizations including the Academy of Television Arts and Sciences and is a radio talk show host on independent film production.

A. ROBERT SOBOLIK*, age 60 - Mr. Sobolik is the Executive Vice President and Treasurer of the Company. He has previously held senior corporate positions including Vice President of Operations for Stratavision Inc. in Southern California specializing in computer software development. Mr. Sobolik has been a financial consultant and advisor to various international and U.S. Fortune 500 corporations including HRT Industries; Senior Consultant/financial services, Saudi Airlines in Saudi Arabia and Senior Project Manager for Sierra Power Co. and the Texas Legislative Counsel. Prior to his consulting services, he was Project Manager and Director for computer systems in corporate development with the U.S. Borax Chemical Corporation and before that supervised computer operations, computer systems and corporate data processing. He has also been a Manager and Controller of computer operations for a major Los Angeles based corporation. Mr. Sobolik has served in corporate management for more than twenty-five years in business, finance and industry throughout the western U.S. and abroad.

LARRY EPSTEIN, age 46 - Mr. Epstein is the Secretary of the Company. He is a practicing attorney in Southern California He has been a sole practitioner since 1987 specializing in business, family and entertainment law. He was previously involved for three years as Executive Vice President and in-house legal counsel to Cherrystone Pictures, Inc., an independent feature film production company based in Los Angeles, and in that capacity oversaw all corporate and administrative fiduciary responsibilities of the company and orchestrated all documentation for domestic and international co-ventures and related agreements. Prior to his production company involvement, Mr. Epstein was a Senior Partner in the Los Angeles-based law firm of Abouaf, Epstein, Meyers & Gronemeier, specializing in business, tax, and entertainment law. He is a member of the State Bar of California, San Fernando Valley Bar Association, Los Angeles County Bar Association and The American Bar Association. Mr. Epstein has sat for 7 years as special referee and judge for the State Bar of California and is also currently Judge Pro Tem for the Superior Court, State of California, County of Los Angeles.

JOHN R. WOODWARD, age 45 - Mr. Woodward is the Vice President for Film Production of the Company. He is responsible for the technical production procedures of the film and television projects the Company produces or co-produces. His career has spanned more than 20 years of both independent and studio film and television production for companies such as Twentieth Century Fox Film Corporation, Paramount Pictures, and Castle Rock Entertainment. Including his studio involvement, he was executive in charge of production for independent production company, Melco General, Incorporated in Los Angeles. He has been a senior member of the production team for a wide variety of film and television projects, including "Sweet Dreams", "Flashdance", "The Manitou", "Tales from the Crypt", "Young Guns II", "Universal Soldier", and the recent Academy Award nominated "Shawshank Redemption", among many others. Mr. Woodward has additionally been associated with and instrumental in productions at other major studios such as Warner Brothers, Columbia, Disney, the C.B.S. Studio Center, Samuel Goldwyn, and Bavaria-Atelier Studio in Germany. His television commercial background is varied having worked on commercials for the Sony Corporation, Lincoln-Mercury, and Pepsi. He has specialized training and expertise in pre-production through post production coordination and requirements, and film production budget control. He holds a Bachelor of Arts degree in Visual Arts, a Masters degree in Cinema Production, and is a member of the Director's Guild of America.

GEORGE T. LINDSEY, age 58 - Mr. Lindsey is the Vice President of Creative Development of the Company. He is responsible, with the production committee, for the selection and development of film projects for the Company. His film career spans over twenty-five years of literary and production film work. He has most recently completed writing feature film projects for New West Films Corp. He has been associated in the past with film production houses and television stations, including service as an executive producer and director on the staff of the National Broadcasting Company and
its affiliate W.R.C.-T.V. and W.I.T.F.   Formerly, as President of
a motion picture production company, he produced documentaries and docudramas throughout Europe, Africa, and South America. He has worked with such talent as Eli Wallach, Henry Fonda, Raymond Massey, Leonard Nimoy, Brock Peters and Lorne Green. Mr. Lindsey has done in-depth work in the field of pre-production of motion picture projects and has earned over eighteen national film awards for film and television productions, including regional emmy awards, local emmy awards, the N.E.T. award for excellence in film production along with gold, silver and bronze medals in film production from the New York International Film Festival. He is a member of the Writer's Guild of America, West, Inc. and the Director's Guild of America.

JAMES J. AITKEN, age 59 - Mr. Aitken is the Vice President of Finance and Administration of the Company. He is responsible for the overall business management and administrative systems of the Company. He is a Certified Public Accountant and was formerly a Partner and Regional Manager for Ernst & Whinney (now Ernst & Young), a national and international public accounting firm. His experience while engaged in public accounting encompassed a wide variety of clients including many companies in the entertainment industry including television, radio, cablevision and professional sports teams. Mr. Aitken has led many conferences and advanced workshops in professional management and accounting sponsored by Ernst & Whinney. He has also been an instructor and professor of business and finance and accounting courses at the University level. He is a member of the American Institute of Certified Public Accountants and several other professional societies and organizations related to business management and finance.

JOHN D. FOLEY, age 45 - Mr. Foley is currently Executive Vice President of Miramax Films, overseeing all theatrical acquisitions and distribution. He was formerly President of MGM/UA and was recruited by MGM in 1987 as Vice President/Sales where he managed domestic sales in the Southern and Western divisions of the United States. In 1989 he was named President, managing all North American activities for the company. Certain recent Miramax and MGM production successes he has been instrumental in include "Pulp Fiction", "Benny and Joon" and "Untamed Heart". Other past productions he has been instrumental in include "Rainman", "A Fish Called Wanda", and "Moonstruck". Mr. Foley began his film career in 1975 on the East Coast with Columbia Pictures. He held various management positions with Columbia during his tenure with the company, encompassing regional sales throughout the midwest and southern United States. In 1986, DeLaurentis Entertainment Co. recruited him as Vice President of Distribution to establish the distribution operations for the company's opening in 1986.

JOHN LEVINGSTON, age 69 - Mr. Levingston has been involved in the distribution, marketing, television syndication and packaging of motion picture projects both nationally and internationally for more than twenty years, working with such companies as A.B.C., Gotham-Rhodes Inc., Thompson International and has served as President of Cinema Systems Inc. His film industry background also includes authorship of original stories, one of which was for the feature film "Napoleon & Samantha" and an original musical composition/co- production for ERA Records. Prior to his work in the motion picture industry, he created and marketed internationally high technological industrial instruments while working as a Vice President with companies such as Setco, Dynalube Incorporated, British-American Tobacco Co. in London and Batco Corporation in East Africa. He is the founder of the consulting firm of Levingston-Lehman specializing in financing and marketing research.

ROBERT E. CAPPS, JR., age 45 - Mr. Capps, most recently Executive Vice President-Film for United Artists, has been involved in the marketing, distribution and exhibition of feature motion pictures for more than 20 years. Formerly, Senior Vice President and General Sales Manager for Tri Star Pictures, he has been instrumental in the development of new film marketing technology strategies for the motion picture industry, primarily the theatrical market. He has been directly involved in the building and expansion of distribution departments for companies such as Columbia Pictures, Paramount Pictures, and MGM. Mr. Capps has been an instrumental force over the span of his career in the distribution and exhibition of a wide variety of both major and independent feature films including such classic film productions as the "Terminator" films, "Legend of Boggy Creek", and "Where the Red Fern Grows".

BENJAMIN WHITFIELD, JR., ESQ., age 46 - Mr. Whitfield is presently a practicing civil attorney with an emphasis in the field of entertainment law. He has served as United States Assistant District Attorney and as an Assistant Attorney General. Mr. Whitfield is a member of the law firm of Wright, Reed & Whitfield, P.C., one of the entertainment law firms serving the corporation.

BRENDAN CAHILL, age 49 - Mr. Cahill was most recently Vice President for Music and Creative Affairs for Universal Studios. Prior to his employment with Universal, he was Vice President in charge of creative affairs and musical director at Columbia Pictures and is currently a development and production consultant in the film/television industry and production consultant to Michael Phillips and Michael Douglas (Michael Douglas Productions). He has in the past been a personal advisor for production and musical affairs to Steven Spielberg (Amblin Light Entertainment), having been involved with such film projects as "Back To The Future", "Close Encounters of the Third Kind" and "E.T., the Extra Terrestrial". In the 1960's, Mr. Cahill was credited with being intregal in the success of such musical groups as the Birds, Jefferson Starship, and the Monkees, and was executive producer on the successfully syndicated television show, "The Partridge Family" for ABC. Other feature film and television production credits for Mr. Cahill include "California Suite," "The Breakfast Club," "Out of Africa," "Miami Vice," and the Emmy Award winning "Murder She Wrote."

KAREN J. SEGEL, age 48 - Ms. Segel has most recently been independent tax counsel and corporate taxation specialist to various individuals, corporations and partnerships throughout Southern California and in New York encompassing among others, industrial, manufacturing and communications industries. She is a sole practitioner and was previously senior tax accountant for Oppenheim, Appel & Dixon in Los Angeles and senior tax accountant for S.N. Chilkov & Co., CPAs, in Beverly Hills, California. Prior to Ms. Segel's legal and accounting practice, she was an administrator for Olds Brunel & Co. and U.S. Banknote Corp. in New York City. She maintains memberships in several national and international professional services organizations.

ALEX TREBEK, age 55 - Mr. Trebek has been involved in the television industry for over twenty-five years as a producer, host and innovator of a wide variety of entertainment shows. He has produced and hosted the internationally successful gameshow "Jeopardy" which has been the second highest rated television show in syndication. Mr. Trebek was also the host of the successful television game show "Classic Concentration". As a television media executive, he is currently developing other projects for television and film as well. Mr. Trebek, originally from Sudbury, Ontario, Canada, worked for the Canadian broadcasting company (C.B.C.) throughout the 1960's and early 70's before relocating to the United States in 1973.

LEROY J. STEELE, age 73 - Mr. Steele's background encompasses over 40 years as an executive with various corporations within the United States and in Canada, including Executive Vice President and Chief Operating Officer for Bullock's company in Los Angeles, Vice President and General Manager for the Boston stores on the Eastern seaboard, and Chairman of the Board/Chief Executive Officer for A.J. Freeman Ltd. in Ottawa, Canada. Mr. Steele has also been a business management consultant and advisor for many years.

CHARLES C. BAILEY, age 62 - Mr. Bailey was most recently Senior Vice President of Thomson McKinnon Securities Inc. in New York City and previously Vice President of Prudential Bache Securities, two of Wall Street's leading investment banking firms. Mr. Bailey has been involved in international business and finance for more than 25 years and is the executive producer for a Broadway theatrical production company. He was the producer of the musical Broadway production of "My One and Only" with Twiggy and Tommy Tune, and "Stardust" with Sean Young.

JOSEPH DYSON*, age 59 - Mr. Dyson is currently the President and Chief Executive Officer of Health Care Capital Corporation of California. He was formerly Vice President and Manager of Merrill Lynch White Weld Capital Groups, Western Region Health Care Finance Department and Vice President of First America, a financial consulting firm. In addition, he was a regional partner at Arthur Young & Co. and managing Vice President of Telco Capital Corporation. Prior to his private sector career, he was engaged at the Department of Health, Education and Welfare where he served as Acting Regional Program Director of the Hill-Burton Program as well as special consultant to other Regional Loan Offices. He is a Certified Public Accountant and has served as an official for the Securities and Exchange Commission.

PETER LALLOS, age 62 - Mr. Lallos was most recently Senior Vice President for the investment banking firm of Bear, Sterns & Co. in New York City. He has previously held senior corporate positions including Managing Director for Manufacturer's Hanover Trust Company, Senior Vice President - E.F. Hutton & Co. and Senior Vice President - Donaldson, Luftkin & Jenrette. Mr. Lallos' Wall Street expertise encompasses more than 25 years of investment banking, commercial banking and specialized public and corporate financing around the world.

PHILIP LANGWALD, age 89 - Mr. Langwald is Chairman Emeritus of the Board of Directors of the Company and is currently a retired municipal administrative executive. He has been involved with land development and appraising for real estate and managing the construction and development of shopping and residential areas in the midwestern United States. He was formerly with the United States Department of Labor and Internal Revenue Audit Division.

FRED BARON, age 44 - Mr. Baron is currently Senior Production Executive for Twentieth Century Fox Film Corp. where he is responsible for all phases of production oversight for all feature film production at the studio. Prior to his studio involvement, he was production representative at HBO, overseeing a wide range of features and M-O-Ws. Mr. Baron has also acted as co-producer on television productions such as "Tales from the Crypt" and production coordinator and production supervisor on a wide variety of independent motion picture/television production.

CHARLES NEWIRTH, age 40 - Mr. Newirth is currently an established Independent Producer in the motion picture industry and has been responsible for the production of such major motion pictures as the Academy Award winning and highly successful "Forrest Gump", as well as "Bugsy" with Warren Beatty and "Toys" with Robin Williams. His career in production has included production manager for such films as "Pretty in Pink", "Robocop", and "The Abyss". He has also worked in such diverse senior production positions as production supervisor, production coordinator, and location manager.

BRIAN J. PATNOE, age 36 - Mr. Patnoe's tenure with the corporation began in 1987 as Executive Assistant in the areas of finance and administration. In 1989, he was elevated to the post of Associate Vice President, Administration, working as key liaison between senior officers of the corporation and members of the Board of Directors. His responsibilities also included monitoring and maintaining WWMPC's corporate due diligence data information, finance material information, and monitoring basic stockholder relations. He has worked closely with senior management of the company in the negotiations of co-financing production scenarios with domestic and foreign companies, consortiums, and independent financiers. Mr. Patnoe has also been associated with Motorola ISG as national accounts manager and McDonnell Douglas Corporation as a configuration management analyst and product definition specialist; both senior technical and analytical corporate administrative positions assuring quality control and infrastructure communications. He maintains a degree in Business Administration and Economics from California State University, Fullerton and a Masters in Business Administration from the University of Southern California.

MICHAEL MAGHINI, age 37 - Mr. Maghini was most recently Vice President with Eden Financial Group, a Wall Street investment banking firm providing wholesale financial products to associate brokerage firms around the country, as well as a Managing Partner and Vice President with Famco, Inc. a real estate holding company in New York City. Mr. Maghini's well established financial experience, including his executive association for investment with the Putnam's Golden Scale Council, and his membership in the Million Dollar Round Table Club, complement his past investment management and development training with Paine Webber. Prior to Paine Webber, he held an investment executive position with Thompson McKinnon Securities. Mr. Maghini has helped develop the investment banking division of a major New York financial firm and has also managed a variety of many diverse institutional and, private investment portfolios. He is a graduate of Southern Connecticut University where he received his Bachelor of Science Degree in Political Science and Economics.

DAVID A. TOMA, age 46 - Mr. Toma has most recently been associated with Cinema Research Corporation and Complete Post Inc. in Los Angeles responsible for managing all aspects of film and video post production and production processing. He has been instrumental in the development and growth of both companies to become two of the largest and highly sophisticated post production facilities in the motion picture industry. He has further been a consultant and advisor on post production techniques and procedures for several companies including Lorimar Entertainment. Mr. Toma was also engaged in several film production, marketing and editing capacities for the motion picture and television industry including Executive in Charge of Production for Laserus Entertainment Inc., a leading entertainment commercial company producing a wide variety of television programming; production/ marketing executive for Pacific Video Inc., a major post production facility; and post production supervisor for independent production company, Sun Classic Pictures Inc. Mr. Toma has specialized expertise in the implementation of favored nations agreements, extensive knowledge of electronic post production techniques, state of the art and conventional theatrical and video editing, as well as new mastering technologies for European and domestic delivery. His film and television credits include Robert Altman's "Popeye", "The Lincoln Conspiracy", "Beyond and Back", the long-running television series "Soap" and "Benson", and he was the recipient of an achievement Emmy Award from the Academy of Television Arts and Sciences for his contributions to the CBS Movie-of-the-Week "Babies Having Babies".

* (Indicates members of the Executive Committee)

Family Relationships

There are no family relationships among directors, executive officers or persons chosen by the Company to be nominated as a director or appointed as an executive officer of the Company or any of its affiliated subsidiaries.

Item 10. Executive Compensation.

The summary compensation table below sets forth certain information for all compensation, including: annual, longterm and stock compensation paid for services rendered to the registrant in all capacities for the fiscal years ended December 31, 1995, 1994, and 1993.

Summary Compensation Table

                       ANNUAL COMPENSATION
                                         Annual Compensation
Name and Principal Position
(a)                          Year(b)     Salary($)(c) Bonus ($)(d)Other Annual
                                         *, **, ***         Compensation ($)(e)
Rodney C. Kropf**      1995         0           0           0
Chairman of the Board  1994         0           0           0
                       1993         0           0           0

Paul D. Hancock*/**    1995         295,000     0           0
President, CEO ***           1994        280,000      0           0
                       1993         265,000           0           0

A. Robert Sobolik*/**  1995         0           0           0
Exec. V.P./Treasurer   1994         0           0           0
                       1993         0           0           0

Larry Epstein*/**      1995         0           0           0
Secretary              1994         0           0           0
                       1993         0           0           0

John R. Woodward*/**   1995         0           0           0
Vice President         1994         0           0           0
                       1993         0           0           0

George T. Lindsey*/**  1995         0           0           0
Vice President         1994         0           0           0
                       1993         0           0           0

James J. Aitken*/**    1995         0           0           0
Vice President         1994         0           0           0
                       1993         0           0           0

John Levingston*       1995         0           0           0
Vice President         1994         0           0           0
                       1993         0           0           0

John R. Foley**        1995         0           0           0
Director               1994         0           0           0
                       1993         0           0           0

Robert E. Capps Jr.**  1995         0           0           0
Director               1994         0           0           0
                       1993         0           0           0

Benjamin Whitfield Jr.**     1995        0            0           0
Director               1994         0           0           0
                       1993         0           0           0

Brendan Cahill**       1995         0           0           0
Director               1994         0           0           0
                       1993         0           0           0

Karen J. Segel**
Director               1995         0           0           0
                       1994         0           0           0
                       1993         0           0           0

Alex Trebek**          1995         0           0           0
Director               1994         0           0           0
                       1993         0           0           0

LeRoy J. Steele**      1995         0           0           0
Director               1994         0           0           0
                       1993         0           0           0

Charles Bailey**       1995         0           0           0
Director               1994         0           0           0
                       1993         0           0           0

Joseph Dyson**         1995         0           0           0
Director               1994         0           0           0
                       1993         0           0           0

Peter Lallos**         1995         0           0           0
Director               1994         0           0           0
                       1993         0           0           0

Philip Langwald**      1995         0           0           0
Director               1994         0           0           0
                       1993         0           0           0

Fred Baron**           1995         0           0           0
Director               1994         0           0           0
                       1993         0           0           0

Charles Newirth**      1995         0           0           0
Director               1994         0           0           0
                       1993         0           0           0

Brian J. Patnoe*       1995         0           0           0
Assoc. V.P.            1994         0           0           0
                       1993         0           0           0

Michael Maghini*       1995         0           0           0
Assoc. V.P.            1994         0           0           0
                       1993         0           0           0

David A. Toma*         1995         0           0           0
Assoc. V.P.            1994         0           0           0
                       1993         0           0           0



                             Awards             Payouts           All Other
                                                      Securities  Compensation


                                         Restricted   Securities
                                         Stock Award(s)Underlying
                                         ($)(f) Options/SARs(#)(g)


Rodney C. Kropf**      1995              50,000       50,000      0           0
Chairman of the Board  1994              50,000 50,000      0          0
                       1993              50,000 50,000      0          0


Paul D. Hancock*/**
President, CEO    ***         1995       0            250,000     0           0
                       1994              0            250,000     0           0
                       1993              0            250,000     0           0


A. Robert Sobolik*/**
Exec. V.P./Treasurer   1995              25,000 25,000      0          0
                       1994              25,000 25,000      0          0
                       1993              25,000 25,000      0          0

Larry Epstein*/**
Secretary              1995              25,000 500,000     0          0
                       1994              25,000 500,000     0          0
                       1993              25,000 500,000     0          0

John R. Woodward*/**
Vice President         1995              25,000 50,000      0          0
                       1994              25,000 50,000      0          0
                       1993              25,000 50,000      0          0

George T. Lindsey*/**
Vice President         1995              0            25,000      0           0
                       1994              0            25,000      0           0
                       1993              0            25,000      0           0

James J. Aitken*/**
Vice President         1995              50,000 25,000      0          0
                       1994              50,000 25,000      0          0
                       1993              50,000 25,000      0          0

John Levingston*
Vice President         1995              0            20,000      0           0
                       1994              0            20,000      0           0
                       1993              0            20,000      0           0

John R. Foley**
Director               1995              50,000 100,000     0          0
                       1994              50,000 100,000     0          0
                       1993              50,000 100,000     0          0

Robert E. Capps Jr.**
Director               1995              0            50,000      0           0
                       1994              50,000 50,000      0          0
                       1993              0            50,000      0           0

Benjamin Whitfield Jr.**
Director               1995              25,000 25,000      0          0
                       1994              25,000 25,000      0          0
                       1993              25,000 25,000      0          0

Brendan Cahill**
Director               1995              0            20,000      0           0
                       1994              0            20,000      0           0
                       1993              0            20,000      0           0

Karen J. Segel**
Director               1995              50,000 0           0          0
                       1994              50,000 0           0          0
                       1993              50,000 0           0          0

Alex Trebek**
Director               1995              0            20,000      0           0
                       1994              0            20,000      0           0
                       1993              0            20,000      0           0

LeRoy J. Steele**
Director               1995              25,000 0           0          0
                       1994              25,000 0           0          0
                       1993              25,000 0           0          0

Charles Bailey**
Director               1995              25,000 0           0          0
                       1994              25,000 0           0          0
                       1993              25,000 0           0          0

Joseph Dyson**
Director               1995              25,000 25,000      0          0
                       1994              25,000 25,000      0          0
                       1993              25,000 25,000      0          0

Peter Lallos**
Director               1995              25,000 0           0          0
                       1994              25,000 0           0          0
                       1993              25,000 0           0          0

Philip Langwald**
Director               1995              25,000 0           0          0
                       1994              25,000 0           0          0
                       1993              25,000 0           0          0

Fred Baron**
Director               1995              25,000 0           0          0
                       1994              25,000 250,000     0          0
                       1993              25,000 0           0          0

Charles Newirth**
Director               1995              125,000      250,000     0           0
                       1994              31,250 313         0          0
                       1993              0            0           0           0

Brian J. Patnoe*
Assoc. V.P.            1995              50,000 100,000     0          0
                       1994              50,000 100,000     0          0
                       1993              50,000 100,000     0          0

Michael Maghini*
Assoc. V.P.            1995              0            10,000      0           0
                       1994              0            10,000      0           0
                       1993              0            10,000      0           0

David A. Toma*
Assoc. V.P.            1995              0            0           0           0
                       1994              0            0           0           0
                       1993              25,000       0           0           0
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

*** Indicates - The President and Chief Executive Officer has
waived his accumulated back salary of $2,850,000.   Also, he has
agreed to waive his current salary indefinitely as long as the
Company does not have sufficient funds on hand.  In return he has agreed to accept common stock, or preferred convertible stock of the Company at $.10 per share equivalent or mutually agreeable stock options in lieu of cash, at the Company's discretion, except in the event of a merger or takeover of the Company in which he descents.

Arrangements with Directors

As indicated above, there are certain arrangements or understandings regarding compensation for services provided by a director including additional consideration payable for special assignments. Each of the directors and/or executive officers of the Company has an understanding with the Company regarding compensation by the Company as an affiliate of the Company either in terms of duties, which will be rendered on behalf of the Company or in their capacity as an independent affiliate or as an affiliate of one of the Company's wholly-owned subsidiaries.

The Company has evaluated the experience and reputation of its directors and allocated compensation of common stock accordingly.
Executive officers of the Company maintain various terms and conditions relative to compensation in their specific employment contracts.

Item 11.  Security Owned and Certain Benefits Owners and
Management.


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

Officers and Directors

Common      James J. Aitken                  150,000
 .33%
            Vice President, Fin. & Adm.      Sole Ownership
            Corporate Director               Sole Voting Power
            12199 55th Ave.
            Remus, MI 48340

Common      Charles C. Bailey                185,000
 .41%
            Corporate Director               Sole Ownership
            42 King Street                   Sole Voting Power
            New York, NY 10014

Common      Fred Baron                       100,000
 .22%
            Corporate Director               Sole Ownership
            531 N. Lillian Way               Sole Voting Power
            Los Angeles, CA 90004

Common      Brendan Cahill                   250,000
 .55%
            Corporate Director               Sole Ownership

            1141 Marilyn Drive               Sole Voting Power
            Beverly Hills, CA 90210

Common      Robert E. Capps, Jr.             350,000
 .77%
            Corporate Director               Sole Ownership
            c/o 2120 Main St., Suite 180     Sole Voting Power
            Huntington Beach, CA 92648

Common      Joseph Dyson                     165,000
 .36%
            Corporate Director               Sole Ownership
            8720 Cliffridge                  Sole Voting Power
            La Jolla, CA 92037

Common      Larry Epstein, Esq.              316,667
 .70%
            Secretary                        Sole Ownership
            Corporate Director               Sole Voting Power
            11733 Baird Ave.
            Northridge, CA 91326

Common      John D. Foley                    300,000
 .66%
            Corporate Director               Sole Ownership
            c/o 2120 Main St., Suite 180     Sole Voting Power
            Huntington Beach, CA 92648

Common      Paul D. Hancock                  8,770,444
19.29%
            President/C.E.O.                 Sole Ownership
            Corporate Director               Sole Voting Power
            124 8th Street, #8
            Huntington Beach, CA 92648

Common      Rodney C. Kropf, Esq.            255,000
 .56%
            Chairman, Board of Directors     Sole Ownership
            16268 Country Club Drive         Sole Voting Power
            Livonia, MI 48154

Common      Peter Lallos                     125,000
 .27%
            Corporate Director               Sole Ownership
            31 Woodfield Court               Sole Voting Power
            Laurel Hollow, NY 11791

Common      Philip Langwald                  500,000
1.10%
            Chairman Emeritus/                        Sole
Ownership
            Corporate Director               Sole Voting Power
            16032 Lemond Hills Trail #173
            Del Ray Beach, FL 33446

Common      John Levingston                  15,000
 .03%
            Vice President, Marketing        Sole Ownership
            & Distribution                   Sole Voting Power
            13642 Havenwood Drive
            Garden Grove, CA 92643

Common      George T. Lindsey                692,750
1.52%
            Vice President, Creative         Sole Ownership
            Development/Corporate Director   Sole Voting Power
            10412 Pacific St., #106
            Omaha, NE 68114

Common      Michael Maghini                  253,750
 .56%
            Associate Vice President, Finance         Sole
Ownership
            48 Stonewall Lane                Sole Voting Power
            Madison, CT 06443-2248

Common      Charles Newirth                  125,000
 .27%
            Corporate Director               Sole Ownership
            c/o 2120 Main St., Suite 180     Sole Voting Power
            Huntington Beach, CA 92648

Common      Brian J. Patnoe                  932,202
2.05%
            Associate Vice President,        Sole Ownership
            Administration                   Sole Voting Power
            439 62nd St.
            Newport Beach, CA 92660

Common      Karen J. Segel, J.D.             205,000
 .45%
            Corporate Director                        Sole Ownership
            223 S. Willaman Drive            Sole Voting Power
            Beverly Hills, CA 90211

Common      A. Robert Sobolik                202,000
 .44%
            Executive Vice President/Treasurer        Sole
Ownership
            Corporate Director               Sole Voting Power
            11453 Tortuga St.
            Cypress, CA 90630


Common      LeRoy J. Steele                  50,000
 .11%
            Corporate Director               Sole Ownership
            1977 Gramercy Place              Sole Voting Power
            Los Angeles, CA 90068

Common      David A. Toma                    125,000
 .27%
            Associate Vice President, Production      Sole
Ownership
            21000 Burton Street              Sole Voting Power
            Canoga, CA 91304

Common      Alex Trebek                      350,000
 .77%
            Corporate Director               Sole Ownership
            c/o 2120 Main St., Suite 180     Sole Voting Power
            Huntington Beach, CA 92648

Common      Benjamin Whitfield, Jr., Esq.    78,000
 .17%
            Corporate Director               Sole Ownership
            9000 E. Jefferson, Apt. 14-3     Sole Voting Power
            Detroit, MI 48214

Common      John R. Woodward                 175,071
 .39%
            Vice President, Film Production  Sole Ownership
            Corporate Director               Sole Voting Power
            850 Alabama Dr., Rte. 2
            Lone Pine, CA 93545

            Officers & Directors as a Group  14,670,884
32.27%

Owners of 5% or more of the Company's common equity
Common      Paul D. Hancock                  8,770,444
19.29%
            President/C.E.O.                 Sole Ownership
            Corporate Director               Sole Voting Power
            124 8th St., #8
            Huntington Beach, CA 92648

Common      Richard D. McLellan, Esq.        3,559,164
7.83%
            c/o 2120 Main St., Suite 180     Sole Ownership
            Huntington Beach, CA 92648       Sole Voting Power

Common      Gordon Estate                    2,658,097
5.85%
            c/o 2120 Main St., Suite 180     Sole Ownership
            Huntington Beach, CA 92648       Sole Voting Power


The foregoing totals are based upon Forty Five Million, Four
Hundred Sixty Three Thousand Two Hundred Ninety Five (45,463,295) common shares of the Company issued and outstanding stock as of December 31, 1995.

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