Form 10QSB/A
period 1996-03-31
WORLD WIDE MOTION PICTURES CORP
filed 1998-12-14
CIK 1005502

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                 FORM 10-QSB/A-1

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-27454