Form 10QSB
period 1998-03-31
WORLD WIDE MOTION PICTURES CORP
filed 1998-12-29
CIK 1005502

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington D.C. 20549

                            FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-27454

Part I.  Financial Information

Item 1.   Financial Statements

Consolidated Balance Sheets
     WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                          MARCH 31, 1998
                             UNAUDITED
Assets

Cash                                          23,877
Accounts Receivable                           24,707
Note Receivable                              150,000
Work in Process                              436,491
Completed Motion Pictures/
Television Productions                        12,026,111
Film Properties (Screenplays/Teleplays)       1,680,967
Property and Equipment                        46,437
Other Assets                                  49,000
     Less Accumulated Depreciation           (1,016,660)
Total assets                                 $13,420,930

Liabilities
Accounts Payable                              4,315
Common Stock Payable                          1,108
Preferred Stock Payable                          30
Notes Payable                                16,300
Total Liabilities                            21,753

Stockholder's Equity
Common Stock $.001 Par Value, 100,000,000
Shares Authorized, 47,109,860 Outstanding    47,110
Preferred Stock $.01 Par Value, 1,000,000
Shares Authorized, $10.00 Par Value 100,000
Shares Authorized, 121,217 Outstanding       1,212
Capital in Excess of Par Value               14,045,469
Capital Investment                           274,365
Retained earnings (deficit)                  (968,979)
Total Stockholder's Equity                   13,399,161
Total Liabilities and
Stockholder's Equity                         $13,420,930

<F1>
The accompanying 1997 yearend notes are an integral part of these financial statements.

Consolidated Statements of Income
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
JANUARY 1, 1998 - MARCH 31, 1998
UNAUDITED

Revenues                           $  800
Operating expenses:
     Administrative                     2,640
     Depreciation (allocated annually)  (    -)
        Total operating expense         2,640
     Net income (loss)                  $(1840)
Earnings available to common stockholders    $0
Earnings per common share, assuming
full dilution                                $0

<F1>
The accompanying 1997 yearend notes are an integral part of these financial statements.

Consolidated Statement of Cash Flows
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
MARCH 31, 1998
UNAUDITED

Cash flows from operating activities:

Net Income (deficit)               $              $(1,840)

Adjustments to reconcile net income to
net cash provided by operating activities:

     Decrease in accounts receivable    $ 519
     (Decrease) in accounts payable     $(738)
          Net cash provided by operating
          activities:                             $(219)

Cash flows from investing activities:

     Investment work-in-process         $495
          Net cash provided by investing
          activities:                             $495

Cash flows from financing activities:

     Proceeds from issuance of
     preferred and common stock         $(31,100)
          Net cash provided by financing
          activities:                             $(31,100)

Net increase in cash and equivalents              $(32,664)

Cash and cash equivalents - beginning of quarter  $ 56,541

Cash and cash equivalents - end of quarter        $ 23,877

<F1>
The accompanying 1997 yearend notes are an integral part of these financial statements.
<F2>
During the first quarter ending March 31, 1998, 76,070 common shares and 0 preferred shares were issued for product and services provided by or provided to the Company.

Consolidated Statement of Stockholder's Equity
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
DECEMBER 31, 1997 THROUGH END OF QUARTER MARCH 31, 1998
UNAUDITED

              STOCK     AMT        ADDITIONAL         RETAINED   TOTAL
         COMMON   PREFERRED (P/V)  PAID IN CAPITAL    EARNINGS   S/E
STOCK
ISSUED   934,500  0          935                 (164,311)
BAL,
12/31/97 47,033,790  121,217 48,246  14,350,994  (967,139) 13,432,101

STOCK
ISSUED   76,070      0       76
BAL,
3/31/98  47,109,860  121,217 48,322  14,319,994  (968,395) 13,399,921

<F1>
The accompanying 1997 yearend notes are an integral part of these financial statements.
<F2>

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

/s/ REED & TAYLOR, CPAs, P.C.

Reed & Taylor, CPAs, P.C.
Detroit, Michigan
April 12, 1998


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

NOTE 9 - NOTES PAYABLE, LETTERS OF CREDIT, LINE OF CREDIT,
PROMISSORY NOTE

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

NOTE 10    YEAR 2000 ISSUE

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

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

LIQUIDITY AND CAPITAL RESOURCES

Management's discussion and analysis of financial condition and results of operation should be read in conjunction with the consolidated financial statements and related notes. In fiscal 1996 and 1997 the Company continued its involvement in a variety of feature film and television projects relative to development, acquisitions, packaging, production and marketing/distribution activities. The Company also continued to pursue potential diversified business opportunities that have cash flow possibilities. In order to finance its operations, working capital needs and capital expenditures, the Company utilized revenue from licensing fees, loans, proceeds from the private sale of equity securities, deferred compensation, profit participation, and equity in exchange for services and product. In accordance with the Securities and Exchange Commission "Regulation D", and subject to Rule 144 restrictions, the Company issued 249,698 shares of its common stock and 0 shares of its preferred stock in the first quarter of 1997 for cash and 0 shares of its common stock and 0 shares of its preferred stock for product and services. During the first quarter ending March 31, 1998, the Company issued 0 shares of common stock and 0 shares of preferred stock for cash and 76,070 shares of common stock and 0 shares of preferred stock for product and services provided by or provided to the Company. Further, in 1994, the Company entered into a loan agreement with Huntington National Bank whereby the Company obtained a letter of credit in the aggregate maximum amount of $50,000. The letter of credit was for a period of 12 months and the agreement expired in February, 1995. The Company did not find it necessary to borrow under
that agreement.   This credit arrangement remains available to the
registrant under the same above terms and conditions. The Company uses its primary business loan ($50,000) line of credit provided by Wells Fargo Bank for current cash flow needs and occasionally its credit lines at other financial institutions, and with its suppliers.

The Company's principal liquidity at March 31, 1997 included cash of $158,878 and net accounts receivable of $147,059, and at March 31, 1998 cash of $23,877 and net accounts receivable of $611,198. The Company's liquidity position has remained sufficient enough to support on-going general administrative expense, pilot programs, strategic position, and the garnering of contracts, relationships and film and television product for addition to the Company's library, and the financing, packaging, development and production of two feature films and two television projects. Although the Company during 1996 and 1997 experienced revenue, unless the Company has an influx of additional capital, the Company will not be able to accomplish its planned objectives and revenue projections. Accordingly, the Company intends to resolve and provide for its liquidity needs as well as provide for the needed capital resources to expand its operations through a future proposed public offering of its common shares to the public. It is anticipated that such an offering will commence within the next 24 months for an amount to be determined by the Company and underwriter(s).

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

RESULTS OF OPERATIONS

The Company has presented a consolidated balance sheet which includes three active wholly-owned subsidiaries: World Wide Films Inc., World Wide Productions Inc., and World Wide Film & Television Institute. The Company's charter allows it to branch into diversified fields of enterprise provided management concludes there is a significant potential for profit. It is the decision of management to continue the major portion of the Company's operations in the motion picture and television industry, but since the primary business objective of the Company is to increase the value of its stockholders' equity, if and when opportunities arise to make profits for the corporation in a diversified industry, the Company shall investigate and pursue such opportunities.

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

At such time that the above-referred to additional working capital is secured, it is the Company's opinion that substantial revenue will be generated by the existing film and television library and future distribution of potential new product, ultimately realizing its projected return on investment. Arrangements for participation by the Company in various feature film and television productions for the last 24-month period include the option of certain literary material (screenplays and teleplays) for possible feature film and television packaging and production; post production and marketing/distribution procedures for the documentary entitled "The Outlaw Trail Revisited...100 Years Later" which the Company is distributor of record for; and marketing and distribution for the feature length film entitled "Citizen Soldier" originally produced by M&D Productions and purchased by the Company in 1995. Also, in 1995, the Company purchased thirty-seven feature film submaster (videotape) prints from Stanley Pappas providing 20% of any gross revenue of the product to the Company in perpetuity and marketing/distribution co-production agreements for the specialty television productions entitled TIPS FOR BETTER HEALTH and MARKET PLACES OF THE WORLD, both owned and produced by Pacific Pictures and providing 5% gross revenue participation to the Company in perpetuity.

In 1996 and 1997, certain other film and television participations of the Company included development and packaging arrangements, the Company's review and in certain cases, advice and counsel on screenplays and screenplay development scenarios for the subsequent possible packaging and production and distribution of a particular project. The most significant of these productions, their production companies, and percentage of future gross revenue allocated to the Company, were the feature length thriller motion picture entitled BLOOD PASSION offered by production company Risk Productions (20%); the feature length thriller motion picture entitled CHOICE offered by production company Best Pictures Inc. (50%); and the feature length comedy motion picture entitled ALONG FOR THE RIDE offered by production company Wittman Productions Inc. (50%).

In 1998 and 1999, the Company expects to commence the production of two full length feature films and/or television productions produced for either theatrical and/or video worldwide exploitation. It is anticipated that the productions will be entirely under the responsibility, control and ownership of the Company.

The suspense thriller feature length motion picture entitled SHATTERED ILLUSIONS featuring Morgan Fairchild, Bruce Weitz, and Richard Lynch was completed early in 1998 and the marketing and distribution process commenced. A second feature length motion picture production entitled ALONG FOR THE RIDE is in development and has approximately 50% of the necessary production financing secured with negotiations for the remaining production capital in process.

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

As of March 31, 1998, there were no material pending legal proceedings to which the Company was a party or to which any of its assets was subject. However, the Company is currently in negotiations for the reimbursement of 8 film and television videotape and 35mm film master copies of feature length motion picture and television productions owned by the Company and maintained at a film and video storage facility. The Company's attorneys are preparing litigation and related processes in the event the results of the negotiations are unsatisfactory. The Company is seeking damages in the amount of $397,500 for the loss of its "stored material". Further, the co-producers with the Company's subsidiary, World Wide Films Inc., pertaining to a feature length film have commenced litigation to attempt to desolve the Co-Production Agreement which exists between the Co-Producer and the Subsidiary relative to the production processes of that feature length film. The Company's management and attorneys believe the lawsuit to be groundless, therefore ultimately resulting in a favorable Judgment for the Company.

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities
N/A

Item 4. Submission of Matters to a Vote of Security Holders

N/A

Item 5. Other Information

N/A

Item 6. Exhibits and Reports on Form 8-K

N/A


                            INDEX TO EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION
---------   -----------
27.1     Financial Data Schedule