Form 10QSB
period 1998-06-30
WORLD WIDE MOTION PICTURES CORP
filed 1998-12-29
CIK 1005502

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington D.C. 20549

                            FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-27454
                  ------------------------------

Part I.  Financial Information

Item 1.   Financial Statements

Consolidated Balance Sheets
     WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                          JUNE 30, 1998
                             UNAUDITED
Assets

Cash                                          24,959
Accounts Receivable                           25,706
Note Receivable                              150,000
Work in Process                              436,491
Completed Motion Pictures/
Television Productions                        12,026,111
Film Properties (Screenplays/Teleplays)       1,680,967
Property and Equipment                        46,437
Other Assets                                  49,000
     Less Accumulated Depreciation           (1,016,660)
Total assets                                 $13,423,011

Liabilities
Accounts Payable                              3,922
Common Stock Payable                          1,032
Preferred Stock Payable                          30
Notes Payable                                16,300
Total Liabilities                            21,284

Stockholder's Equity
Common Stock $.001 Par Value, 100,000,000
Shares Authorized, 47,276,290 Outstanding    47,276
Preferred Stock $.01 Par Value, 1,000,000
Shares Authorized, $10.00 Par Value 100,000
Shares Authorized, 121,217 Outstanding       1,212
Capital in Excess of Par Value               14,052,379
Capital Investment                           274,365
Retained earnings (deficit)                  (973,505)
Total Stockholder's Equity                   13,401,727
Total Liabilities and
Stockholder's Equity                         $13,423,011

<F1>
The accompanying 1997 yearend notes are an integral part of these financial statements.

Consolidated Statements of Income
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
APRIL 1, 1998 - JUNE 30, 1998
UNAUDITED

Revenues                           $  0
Operating expenses:
     Administrative                     4,526
     Depreciation (allocated annually)  (    -)
        Total operating expense         4,526
     Net income (loss)                  $(4,526)
Earnings available to common stockholders    $0
Earnings per common share, assuming
full dilution                                $0

<F1>
The accompanying 1997 yearend notes are an integral part of these financial statements.

Consolidated Statement of Cash Flows
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
JUNE 30, 1998
UNAUDITED

Cash flows from operating activities:

Net Income (deficit)               $              $(4,526)

Adjustments to reconcile net income to
net cash provided by operating activities:
     Decrease in accounts receivable    $(1,000)
     (Decrease) in accounts payable     $(393)
          Net cash provided by operating
          activities:                             $(1,393)

Cash flows from investing activities:

                                        $ -
          Net cash provided by investing
          activities:                             $ -

Cash flows from financing activities:

     Proceeds from issuance of
     preferred and common stock         $7,000
          Net cash provided by financing
          activities:                             $7,000

Net increase in cash and equivalents              $1,082

Cash and cash equivalents - beginning of quarter  $ 23,877

Cash and cash equivalents - end of quarter        $ 24,959

<F1>
The accompanying 1997 yearend notes are an integral part of these financial statements.
<F2>
During the second quarter ending June 30, 1998, 36,430 common shares and 0 preferred shares were issued for product and services provided by or provided to the Company.

Consolidated Statement of Stockholder's Equity
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
DECEMBER 31, 1997 THROUGH END OF QUARTER JUNE 30, 1998
UNAUDITED

              STOCK     AMT        ADDITIONAL         RETAINED   TOTAL
         COMMON   PREFERRED (P/V)  PAID IN CAPITAL    EARNINGS   S/E
STOCK
ISSUED   934,500  0          935                 (164,311)
BAL,
12/31/97 47,033,790  121,217 48,246  14,350,994  (967,139) 13,432,101

STOCK
ISSUED   76,070      0       76
BAL,
3/31/98  47,109,860  121,217 48,322  14,319,834  (968,979) 13,399,161
STOCK
ISSUED   166,430     0       166
BAL,
6/30/98  47,276,290  121,217 48,322  14,326,744  (973,505) 13,401,727

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

LIQUIDITY AND CAPITAL RESOURCES

Management's discussion and analysis of financial condition and results of operation should be read in conjunction with the consolidated financial statements and related notes. In fiscal 1996 and 1997 the Company continued its involvement in a variety of feature film and television projects relative to development, acquisitions, packaging, production and marketing/distribution activities. The Company also continued to pursue potential diversified business opportunities that have cash flow possibilities. In order to finance its operations, working capital needs and capital expenditures, the Company utilized revenue from licensing fees, loans, proceeds from the private sale of equity securities, deferred compensation, profit participation, and equity in exchange for services and product. In accordance with the Securities and Exchange Commission "Regulation D", and subject to Rule 144 restrictions, during the second quarter ending June 30, 1997, the Company issued 235,000 shares of common stock and 0 shares of preferred stock for cash and 97,500 shares of common stock and 0 shares of preferred stock for product and services provided by or provided to the Company. During the second quarter ending June 30, 1998, the Company issued 130,000 shares of common stock and 0 shares of preferred stock for cash and 36,430 shares of common stock and 0 shares of preferred stock for product and services provided by or provided to the Company. Further, in 1994, the Company entered into a loan agreement with Huntington National Bank whereby the Company obtained a letter of credit in the aggregate maximum amount of $50,000. The letter of credit was for a period of 12 months and the agreement expired in February, 1995. The
Company did not find it necessary to borrow under that agreement.   This
credit arrangement remains available to the registrant under the same above terms and conditions. The Company uses its primary business loan ($50,000) line of credit provided by Wells Fargo Bank for current cash flow needs and occasionally its credit lines at other financial institutions, and with its suppliers.

The Company's principal liquidity at June 30, 1997 included cash of $70,706 and net accounts receivable of $498,641, and at June 30, 1998 cash of $24,959 and net accounts receivable of $25,706. The Company's liquidity position has remained sufficient enough to support on-going general administrative expense, pilot programs, strategic position, and the garnering of contracts, relationships and film and television product for addition to the Company's library, and the financing, packaging, development and production of two feature films and two television projects. Although the Company during 1996 and 1997 experienced revenue, unless the Company has an influx of additional capital, the Company will not be able to accomplish its planned objectives and revenue projections. Accordingly, the Company intends to resolve and provide for its liquidity needs as well as provide for the needed capital resources to expand its operations through a future proposed public offering of its common shares to the public. It is anticipated that such an offering will commence within the next 24 months for an amount to be determined by the Company and underwriter(s).

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

The Company has constructed an Internet website and implemented its operations on the worldwide web. Internet operations will include, among other things, the marketing of the company's library of film and television product using this new and emerging technology. The web page currently links to the Securities and Exchange Commission Edgar system, Etrade, and Ameritrade with planned links to Moody's Investor Service, Dun & Bradstreet and other financial publications that include the company in their current database. The company will update its website on a perpetual basis taking into account the latest technologies offered to the Internet. A scrolling text Java Applet is featured to inform browsers of the Internet on film, television and diversified projects currently in development, production, or distribution along with corporate subsidiary activities.

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

As of June 30, 1998, there were no material pending legal proceedings to which the Company was a party or to which any of its assets was subject. However, the Company is currently in negotiations for the reimbursement of 8 film and television videotape and 35mm film master copies of feature length motion picture and television productions owned by the Company and maintained at a film and video storage facility. The Company's attorneys are preparing litigation and related processes in the event the results of the negotiations are unsatisfactory. The Company is seeking damages in the amount of $397,500 for the loss of its "stored material". Further, the co-producers with the Company's subsidiary, World Wide Films Inc., pertaining to a feature length film have commenced litigation to attempt to desolve the Co-Production Agreement which exists between the Co-Producer and the Subsidiary relative to the production processes of that feature length film. The Company's management and attorneys believe the lawsuit to be groundless, therefore ultimately resulting in a favorable Judgment for the Company.

Item 2. Changes in Securities

None
Item 3. Defaults Upon Senior Securities

N/A

Item 4. Submission of Matters to a Vote of Security Holders

N/A

Item 5. Other Information

N/A

Item 6. Exhibits and Reports on Form 8-K

N/A

                            INDEX TO EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION
---------   -----------
27.1     Financial Data Schedule