Form 10QSB/A
period 1998-09-30
WORLD WIDE MOTION PICTURES CORP
filed 1999-01-15
CIK 1005502

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

IMPACT OF THE YEAR 2000

The Year 2000 issue is the result of the computer programs being written using two digits instead of four to define the applicable year. Any of the Company's computer programs that have time-sensitive software or facilities or equipment containing embedded micro-controllers may recognize a date using "00" as the year 1900 rather than the Year 2000. This could cause a system failure or miscalculations resulting in potential disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

The Company has assessed its hardware and software systems, which are comprised solely of an internal personal computer network and commercially available software products. Based on this assessment, the Company believes that its hardware and software systems are Year 2000 compliant. The Company has begun to assess the embedded system contained in its leased equipment and expects to finish this assessment by the end of March 1999. At this time, the Company is uncertain whether the embedded systems contained in its leased equipment are ready for the Year 2000.

In addition, the Company is contacting its key vendors, suppliers, customers and other third parties to determine if there are any significant Year 2000 exposures which would have a material effect on the Company. The Company is not yet aware of any Year 2000 issues relating to those vendors, suppliers, customers and other third parties with which the Company has a material relationship. There can be no assurance, however, that the systems of those vendors, suppliers, customers and other third parties on which the Company or its systems rely will not present Year 2000 problems that could have a material adverse effect on the Company.

The Year 2000 issue presents a number of other risks and uncertainties that could impact the Company, such as disruptions of service from critical third parties such as utilities providing electricity, water or telephone service. If such critical third party providers experience difficulties resulting in disruption of service to the Company, a shutdown of the Company's operations at individual facilities could occur for the duration of the disruption.

The Year 2000 project cost has not been material to date and, based on preliminary information, is not currently anticipated to have a material adverse effect on the Company's financial condition, results of operations or cash flow in future periods. However, if the Company, its vendors, suppliers, customers or other third parties are unable to resolve any Year 2000 compliance problems in a timely manner, there could result a material financial impact on the Company. Accordingly, management plans to devote the resources it considers appropriate to resolve all significant Year 2000 problems in a timely manner. The project is estimated to be completed no later than mid-1999.

After completion of its Year 2000 assessment, the Company will develop contingency plans to reduce its Year 2000 exposure and expects to have such contingency plans in place by March 1999. Readers should understand that the dates on which the Company believes the Year 2000 project will be completed are based upon Management's best estimates, which were derived utilizing numerous assumptions of future events, including the availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Company's Year 2000 compliance project. A delay in specific factors that might cause differences between estimates and actual results include, but are not limited to, the availability and costs of personnel trained in these areas, the ability of locating and correcting all relevant computer codes, timely responses to and corrections by third parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties.

Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties and the interconnection of national and international businesses, the Company cannot ensure that its ability to timely and cost effectively resolve problems associated with the Year 2000 issue will not affect its operations and business, or expose it to third party liability.

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