Form 10KSB
period 1998-12-31
WORLD WIDE MOTION PICTURES CORP
filed 1999-06-03
CIK 1005502

Part I

Item 1.   Description of Business.

BUSINESS DEVELOPMENT

INCEPTION THROUGH DECEMBER 1998

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

The Company has an active 18 member Board of Directors; Board designated committees including Executive, Audit, Finance, and Personnel; staff operating committees including Production and Product Development, Standards, and Experimental projects; elected officers, and an Advisory Board of Directors. Certain other individuals who provide technical, theatrical, marketing, business, and production services to the Company on a specific ongoing basis have entered into contracts with the Company.

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

(bullet) FORMATION OF OPERATING SUBSIDIARIES OF THE COMPANY

In July, 1993, the Company formed two fully operational, wholly owned subsidiaries, World Wide Film & Television Institute and WWMPC Environmental Services Corporation. The Institute's primary business is the development, production, marketing, and implementation of educational symposiums, workshops, lectures, and forums, on a national basis in areas covering the entertainment industry specifically film and television, financing, packaging, production, marketing/distribution, and the political/networking process that accompanies these areas of expertise. Main events (primarily symposiums and seminars with more than one hundred participants) are scheduled on an annual basis and workshops, lectures and forums intermittently throughout the year. The Company's first entry into a completely diversified field was the formation of WWMPC Environmental Services Corporation. This company's primary business was the marketing and distribution of environmental services (including detection and remediation of indoor air quality for residential and commercial dwellings and products)(including indoor air quality testing kits for residential and commercial dwellings); the orchestration, production, marketing, and implementation of information seminars and infomercials designed specifically for contractors and other professionals in the energy business desirous of augmenting their existing activity by entering the environmental services field. Special staff with expertise in this area was retained by the Company's management to ensure optimum productivity and growth potential. The Company discontinued the operation of this business in December 1994. Subsidiary corporations are formed periodically for the purpose of developing, producing, or distributing one or more motion picture or television productions owned and/or controlled by the company. The subsidiary corporations, when active, individually operate as a separate business with separately defined boards of directors, executive and operating officers, investors, liabilities, production or co-production teams and revenue sharing arrangements. Currently, the company has two active "production" corporation subsidiaries; World Wide Films Inc., which was recently used for the production of the feature length motion picture tentatively entitled "Shattered Illusions" featuring Morgan Fairchild, Bruce Weitz, Richard Lynch, and Dan Monahan, and World Wide Productions Inc. for the production of an upcoming specialty television production entitled "The Classics", and the feature length motion picture tentatively entitled "Along for the Ride". A diversified subsidiary corporation, World Wide Medical Services Ltd. was formed in December 1996 to provide a variety of home health care and temporary nursing services to the healthcare delivery system. This new subsidiary expects to begin producing profits during the third quarter of 1999.

BUSINESS OF COMPANY

PRINCIPAL PRODUCTS AND SERVICES OF THE COMPANY

The principal business of the Company is the development, financing, production, purchasing and marketing/distribution of feature films/video productions and various other forms of filmed and/or televised entertainment. In addition, the Company and its Associates produce/co-produce documentaries, docudramas, industrial films, and specialty television productions for consumption by the general public. Feature films and short subject projects completed and/or marketed by the Company are generally rented or sold to national and international theater chains, independent television stations and television networks. Revenue can be generated from a variety of sources. The three basic sources are: (1) theatrical exhibition pursuant to agreements which generally provide for payment by the exhibitors of a percentage of box office receipts with or without a guarantee of a fixed minimum, (2) licensing to television networks, regional broadcasters and syndicated arrangements pursuant to agreements which provide for a fixed license fee payable in periodic installments; and (3) wholesale of film/video product to national and regional home video outlets encompassing both foreign and domestic markets pursuant to a fixed retail rental formula. Substantial additional profits may also accrue from ancillary exploitation of media product including satellite broadcast, merchandising, literary rights and related paraphernalia.

The Company produces/co-produces and markets its film and television product as individual motion pictures and television productions which are customarily organized and accounted for as separate businesses with their own management, employees, equipment and budgets. Currently, the Company is using wholly owned subsidiary corporations it has formed for motion picture and television production. The controlling production entity or co-production entity (in certain cases, the Company) has primary overall responsibility for all aspects of a project, from pre-production, principal photography and post production through marketing and distribution. The individual producer(s) for each film or television project is responsible for general management and administrative coordination of the film or video as well as participation in the planning, principal casting, technical and creative responsibilities to be performed in conjunction with the director of the production. The production of a full length motion picture or feature television project involves a number of related activities which, in general, can take six months to more than a year to fully complete.

Producers, directors, performers, writers, and various technicians who participate in the production of the Company's film and television projects are generally retained on a project-by-project basis, and are normally compensated by negotiated fixed fees and/or all standard guidelines set down by unions and guilds in the motion picture and television industry.

The Company's various production, development, marketing, and finance committees continuously review and, in specific cases consult on or package feature film and television projects for financing, production, and distribution. Management of the Company has, since the Company's inception, encouraged "open" screenplay and teleplay submission in addition to the submission of completed project acquisition possibilities in all genre of filmed and video taped entertainment in order to insure the best possible opportunity for selection of quality and marketable product for the Company to be involved.

The Company currently owns and maintains a completed screenplay and teleplay literary library encompassing 57 WGA (Writer's Guild of America) registered properties from which it periodically reviews and occasionally selects the most imaginative and promising ones for either development, production, or marketing. Certain screenplays and teleplays currently owned or optioned by the Company have been developed and packaged for production throughout the history of the Company.

Additionally, the Company currently owns and maintains a completed film and television library encompassing 277 titles of feature length motion pictures, documentaries, docudramas, and television projects. For internal control purposes, the Company's Board of Directors directed management to retain an independent appraiser in order to further establish verification of the value of its completed product library as currently determined by staff and management. The Company also owns certain film equipment, a sound effects library, a still slide library, novels and options on treatments and holds a beneficial interest in certain ongoing contracts. Options on literary treatments otherwise defined as developing storylines and creative ideas are occasionally secured by the Company and company's like the Company for the purpose of developing the storyline or creative idea into a fully developed screenplay or teleplay at some unknown time in the future. The Company may or may not contribute expertise to a film or television project such as script polishing, script rewriting, packaging, financing, scheduling, budgeting, and line production. The Company's "beneficial interest" (percentage of future revenue, if any) in certain ongoing contracts includes certain of the above-referred to options or options on already fully prepared screenplays or teleplays which may or may not be produced into a film or television production at some unknown time in the future. None of the ongoing contracts "beneficial interest" entered into by the Company is significantly material to the Company's current financial condition and/or operations at the present time. The full development of the contracts is dependent on the acquisition of additional capital by the Company.

Distribution of product by the Company initially can be and currently is generally channeled through the Company's distribution/marketing network of associated companies, the Company's Producer's Representatives, television syndicators and all other established customary channels used by independent producers and production companies. The Company's distribution/marketing network of associated companies is comprised of a wide variety of domestic and foreign film distributors and television syndicators, all of which have extensive backgrounds of experience and knowledge in specific areas of marketing and distribution of film and television product including domestic film distribution, foreign film distribution, domestic television syndication, foreign television syndication, domestic home video distribution, foreign home video distribution, and domestic and international cable, pay-per-view and satellite broadcast. The Company's Producer's Representative, in some cases, acts as a liaison between the Company and the above referred distribution network relative to specific contractual points of discussion for a particular transaction the Company may be contemplating for the exploitation of one of its product.

The principals of the Company have a proven record of professional experience demonstrating their training and knowledge in high quality, cost controlled, moderately budgeted film/video productions and innovative marketing and distribution skills. Certain of these backgrounds include production and marketing experience at both large studios and small independent companies. The combined number of motion pictures and television productions the production and marketing personnel of the Company have been instrumentally involved with encompass over 100 productions. The production and marketing team is skilled and/or expert in the use of the latest technological filming and video taping techniques, state of the art equipment, and administrative control, i.e., experienced budget scheduling and production/distribution cost supervision and distribution capabilities. Certain of the technological expertise and/or equipment that is used by the Company's professional personnel include theatrical "Platform Releasing" (e.g., THE RIVER RUNS THROUGH IT (in current video release), Tri Star Pictures, in excess of $30 million in gross revenue worldwide; PULP FICTION (in current video release), Miramax, in excess of $100 million in gross revenue worldwide; THE POSTMAN (in current video release), Miramax, in excess of $15 million in gross revenue worldwide), "Regional Break Releasing", "Test Market Releasing"; Panavision, Kodak, Arroflex, and Nikkagami camera equipment in 16, Super 16 and 35mm gauge format; Avid, Protools, and Media 100 post production and editorial equipment for film and video; Keylight lighting equipment; and DHX, DAK and Nagomi sound equipment.

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

The Company and its principals have entered into various ongoing agreements and arrangements relative to the consultancy, production, financing and distribution of motion picture or television projects. Many of the agreements and arrangements contain provisions which could result in revenue to the Company. Although a significant part of the Company's historical operations has been devoted to developing and consummating these agreements and arrangements with a wide variety of companies and individuals within the entertainment industry, the potential revenue resulting from such agreements and arrangements has not been shown as receivables or assets on the Company's financial statements. Potential revenue from the above referred-to ongoing agreements and arrangements can be acquired by the Company utilizing general and more specific markets and technologies, which in the opinion of the Company's management, will also increase in scope and size. As indicated by a wide variety of industry publications including Variety and The Hollywood Reporter, current trends indicate that these future markets and expanding technologies, such as the increase in the deregulation of the European television industry and 100+ channel global satellite television programming, will extend for a lengthy period of time. In the opinion of the Company's management, these future markets and expanding technologies will continue to promote further new ways to exploit film and television entertainment product; i.e., with mass appeal increasing as specific technological industries such as high definition television, CD-Rom, DVD, and expanded Internet communications. Full and complete exploitation of these agreements and arrangements by the Company will require the acquisition of additional working capital, which the Company is anticipating to achieve through financial offerings and/or other traditionally used methods of private sector, commercial banking, and other methods of capital acquisition used by small and midsized companies.

Since its creation in July of 1977, the Company's management continuously researches current data, updates pertinent technical information, and has subsequently implemented procedures regarding the production of and consultancy for moderately budgeted feature film (production budgets of approximately $250,000 to $5,000,000) and television projects produced on a continual flow of product basis. (Management of the Company define "continual flow of product" as the production of motion picture and television product produced on an overlapping production basis; ie., 3 weeks into 4 weeks of post production for production "A", principal photography on Production "B" begins; and 3 weeks into 4 weeks of principal photography on Production "B", pre-production on Production "C" begins.) It is the Company's opinion that following this production process will help to ensure a "continual flow of product" for the marketing and distribution of product by the Company and subsequently help to ensure and increase a continuous revenue stream. The above formula is a central basis for the Company's profit making strategy. It is the opinion of management that such strategy has a high percentage of opportunity for success. The full realization of profits from the Company's strategic preparations is dependent on the acquisition of additional capital.

The following transactions represent the most significant potentially revenue-producing arrangements relative to motion picture and television production, co-production, marketing, consulting and acquisitions the Company has entered into to date.

(bullet) DOCUMENTARY/DOCUDRAMA/SCREENPLAY ACQUISITION AND MARKETING

On March 18, 1981, the Company acquired G.L. Productions, Inc. ("GLP") of Washington, D.C. and all of its facilities and productions including twenty-eight 30 and 60-minute documentaries and docudramas and 42 completed/registered screen and teleplays ("product"). Certain titles include RHOUTES TO GYANA featuring Leonard Nimoy, YOU'VE COME A LONG WAY MAYBE featuring Barbara Walters; and THE LOST ANCIENT CITIES OF TOPAN AND TIKAL featuring Brock Peters. The Company and GLP have entered into various television syndication and public broadcast agreements since the acquisition of the product relative to the marketing and exploitation of the product. According to the terms of the acquisition, the Company retains 100% of any potential producer's gross revenue percentage accruing to the Company from any and all marketing and exploitation of the product worldwide in perpetuity.

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

(bullet) TELEVISION CO-PRODUCTION

On April 11, 1990, the Company entered into a co-production agreement ("Agreement") with Pacific Film Group of Los Angeles, CA for the purpose of co-producing and distributing three 30-minute television productions entitled HOLLYWOOD HOTTEST STUNTS, THE REAL GODFATHERS, and THRILLS, CHILLS AND SPILLS ("product"). The three independently hosted productions were distributed by distributor, Myntex Corporation through the Handleman Company, in a "video sell-through" arrangement throughout the United States and Canada. According to the terms of the Agreement the Company retains 3% of any potential producer's gross revenue percentage accruing to the Company from any and all marketing and exploitation of the product worldwide in perpetuity.

(bullet) FEATURE FILM ACQUISITION

On September 6, 1990, the Company through a purchase agreement ("Agreement") with Tagerick Films of Los Angeles, CA acquired all right, title and interest in the feature length motion picture entitled TERROR ON SHADOW MOUNTAIN ("product") starring Richard Groat and Bill Smith. At the time of this filing the product was in post production and has not been distributed in any markets or territories. According to the terms of the Agreement the Company retains 50% of any potential producer's gross revenue percentage accruing to the Company from any and all marketing and exploitation of the product worldwide in perpetuity.

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

(bullet) FEATURE FILM LIBRARY ACQUISITION AND DISTRIBUTION

On November 29, 1991, the Company acquired 136 feature film and television productions ("product") from Presidio Productions Inc. of Palm Springs, California ("Presidio") encompassing ownership/control and collateral marketing and exploitation rights in all markets and all territories worldwide. At the time of this filing the product was in various stages of marketing and distribution. According to the terms of the agreement the Company retains 50% of any potential producer's gross revenue percentage accruing to the Company from any and all marketing and exploitation of the product worldwide in perpetuity.

(bullet) TELEVISION CO-PRODUCTION

On June 22, 1992, the Company entered into a co-production agreement ("Agreement") with Webb Films International of Los Angeles, CA for the co-production of a 60-minute television production special entitled VIDEO MONDO aka THE RAVE ("product"). At the time of this filing the product was in post production and has not been distributed in any market or territory. According to the terms of the Agreement the Company retains 2% of any potential producer's gross revenue percentage accruing to the Company from any and all marketing and exploitation of the product worldwide in perpetuity.

(bullet) FEATURE FILM CO-PRODUCTION/CONSULTANCY

On July 9, 1992, the Company entered into a co-production/ consultancy agreement ("Agreement") with Pacific Film Group of Los Angeles, CA for the purpose of co-producing and rendering financial and industry related advice to Pacific Film Group for the packaging and production of the feature length motion picture entitled SWEET JUSTICE ("product"). The product, which stars Mark Singer, Fynn Carter and Mickey Rooney, completed production in August of 1992 and was distributed by Trimark Pictures to Blockbuster Video for video retail outlets throughout the United States and Europe. According to the terms of the Agreement the Company retains 2% of the potential producer's gross revenue percentage accruing to the Company from any and all marketing and exploitation of the product worldwide in perpetuity.
(bullet) DOCUDRAMA CO-PRODUCTION

On May 8, 1993, the Company entered into a co-production and distribution agreement ("Agreement") with independent film producer, Lance Matthews of New York, NY, for the co-production and distribution of a 60-minute docudrama motion picture entitled BLUNTS & STUNTS aka TRULY COMMITTED ("product"). At the time of this filing, the Product was in post production and has not been distributed in any markets or territories. According to the terms of the Agreement the Company retains 40% of any potential producer's gross revenue percentage accruing to the Company from any and all marketing and exploitation of the product worldwide in perpetuity.

(bullet) TELEVISION SYNDICATION AGREEMENT

On August 23, 1994, the Company entered into a license agreement ("Agreement") with Media One Broadcasting Company of San Francisco, CA for the television syndication of certain film and television product owned or controlled by the Company which a portion of such product is part of the Company's acquired film and television library, including 14 feature length motion pictures and 3 television productions. The syndication territories included Northern California, Arizona and Washington State. According to the terms of the Agreement the Company retains 50% of any potential net revenue percentage accruing to the Company from any and all marketing and exploitation of the product worldwide in perpetuity.

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

(bullet) FEATURE FILM ACQUISITION

On September 28, 1995, the Company entered into a Purchase Agreement ("Agreement") with M&D Productions of San Jose, CA, for the acquisition of all right, title and interest in the feature length motion picture entitled CITIZEN SOLDIER ("product") starring Dean Stockwell and Billy Gray. Delivery of all final picture elements was completed on November 27, 1995. The Company has added the product to its completed film and television product library catalog for any and all leasing or rental possibilities. According to the terms of the Agreement the Company retains 60% of any potential net revenue percentage accruing to the Company from any and all marketing and exploitation of the product worldwide in perpetuity.

(bullet) TELEVISION CO-PRODUCTION II

On November 17, 1995, the Company entered into an agreement ("Agreement") with Pacific Pictures of Los Angeles, CA for the development, co-production and distribution of a television series of 5 special interest 30-minute productions entitled TIPS FOR BETTER HEALTH (three shows) and MARKET PLACES OF THE WORLD (two shows) ("product"). At the time of this filing, the series has been distributed to independent, low power (LP) and cable television outlets throughout the United States and has not yet realized any material revenues. According to the terms of the Agreement the Company retains 5% of any potential producer's gross revenue percentage accruing to the Company from any and all marketing and exploitation of the product worldwide in perpetuity.

(bullet) SPECIALTY VIDEO DISTRIBUTION ARRANGEMENT

On July 23, 1996, the Company entered into a Distribution Agreement ("Agreement") to market and distribute worldwide the 60-minute specialty instructional video entitled THE INTERNET TOUR GUIDE ("product"). At the time of this filing, the product was in the marketing and distribution phase and has not yet realized any material revenue from such efforts. According to the terms of the arrangement the Company retains 40% of any potential producer's gross revenue percentage accruing to the Company from any and all marketing and exploitation of the product worldwide in perpetuity.

CURRENT AND ANTICIPATED DEVELOPMENTS IN THE COMPANY'S BUSINESS

(bullet) FEATURE FILM CO-PRODUCTION

On February 19, 1997, the Company's wholly-owned subsidiary, World Wide Films Inc., entered into a Co-Production and Distribution Agreement ("Agreement") with Best Pictures Inc. of Redondo Beach, California, for the purpose of producing the feature length motion picture entitled SHATTERED ILLUSIONS ("Product"). The Product, which features Morgan Fairchild, Bruce Weitz, Sy Richardson, Richard Lynch and Dan Monahan, was completed in February of 1998 and is currently being distributed by the Company (represented by RGH/Lion's Share Pictures [Foreign]/All Channel Films [Domestic]). According to the terms of the Agreement, World Wide Films Inc. retains 50% of any potential producer's gross revenue percentage accruing to the company from any and all marketing and exploitation of the Product worldwide, in perpetuity and the Company retains 26% portion of any potential gross distribution revenue percentage occurring to the Company for any and all marketing and exhibitionof the product world wide in perpetuity.

(bullet) WEBSITE DEVELOPMENT, CREATION AND IMPLEMENTATION

On January 29, 1998, the Company entered into an agreement ("Agreement") with Mr. Ralph Johnson of Los Angeles, California and on May 8, 1998, with Steelelink Communications of San Francisco, CA, respectively, for the development, creation and implementation of the Company's Internet web site. The Company's web site went online in June 1998 and was implemented by management for the purpose of providing a wide variety of information to the general public and further increasing the marketing reach of its products and services including its completed film and television product library. Corporate financing scenarios will also be explored, via the Internet, such as limited partnerships and stock offerings.
The Company's web page currently links to the U.S. Securities and Exchange Commission Edgar system, E-Trade and Ameritrade. The Company updates its website on a perpetual basis taking into account the latest technologies offered to the Internet. The site's address is www.wwmpc.com.

(bullet) SPECIALTY TELEVISION PRODUCTION

On August 28, 1998, the Company's wholly-owned subsidiary, World Wide Productions Inc., entered into a Co-Production Agreement ("Agreement") with Snow Lion Interactive Media of Los Angeles, California, for the purpose of co-producing the television pilot and series entitled CLASSIC CAR ("Product"). The Product, which was designed as a 13-part series, showcases domestic and foreign production automobiles and is designed for the car enthusiast and casual viewer. At the time of this filing, the Product was in production. According to the terms of the Agreement, the Company retains 50% of any potential producer's gross revenue percentage accruing the company from any and all marketing and exploitation of the Product worldwide, in perpetuity.

(bullet) FILM AND TELEVISION PRODUCTION ACQUISITION

On November 22, 1998, the Company entered into a Purchase Agreement ("Agreement") with Snow Lion Interactive Media of Los Angeles to acquire a variety of film and television product ("Product") from Snow Lion Interactive Media. Acquired Product consists of four film and television productions of various lengths and subject matter and additional archival film footage including a children's television show and three specialty television shows ranging in length from 30-60 minutes. At the time of this filing, certain of the Product had been distributed by IQ Entertainment in the foreign markets. According to the terms of the Agreement, the Company retains 50% of any potential producer's gross revenue percentage accruing the company from any and all marketing and exploitation of the Product worldwide, in perpetuity.

BUSINESS ENTERPRISES UNDER CONTEMPLATION BY THE COMPANY

* (bullet) CORPORATE ACQUISITION NEGOTIATIONS

* For the past five years, the Company has been in the process of reviewing and analyzing various potential corporate acquisitions and merger possibilities, certain of which are highly diversified such as Internet technology, instructional, and medical services. Management of the Company has conducted indepth internal discussions concerning the risks, requirements, potential and overall viability of associating with a highly diversified business. In the opinion of the Company's management, so long as the diversified business maintains a significant level of potential revenue producing capability, management expertise for sustaining such ongoing revenue potential, clarity of mission statement and objectives, and cash flow potential which could be used in the development of the Company's core business, management of the Company will encourage such mergers and acquisitions, investigations and possibilities for the express purpose of increasing, overall, shareholder value of the Company. In addition to the quantitative and qualitative aspects of the Company's diversification decisions, the articles, bylaws and corporate charter of the Company provide for flexibility in the Company's ability to explore and enter into diversified fields of enterprise.

MARKETING OF THE COMPANY'S PRODUCTS AND SERVICES

The combined experiences of the Company's management and companies in its distribution network creates a strong and diverse marketing position for the Company. Marketing outlets and techniques which have been successfully utilized for the Company's products or services in the past and/or which will be utilized in the future either domestically or in foreign territories include: THEATRICAL EXHIBITION, HOME VIDEO SALES, HOME VIDEO RENTAL, BROADCAST (NETWORK) TELEVISION, SYNDICATED TELEVISION, CABLE TELEVISION, PAY-PER-VIEW, SATELLITE TRANSMISSION, LOW POWER (LP) REGIONAL TELEVISION, PUBLIC BROADCAST (PBS) TELEVISION, AND ANCILLARY PRODUCT MERCHANDISING (ancillary product merchandising includes revenues created from non-theatrical or non-broadcast exploitation such as merchandising of clothing, toys, books and music). All or some of these outlets are customarily incorporated into a marketing strategy on either a regional, national, or international exposure basis with quality, genre public appeal, and rating, all being factors. The Company's network of marketing and distribution companies includes independent and major industry leaders such as UNITED ARTISTS INC. (relationship between the Company and the company includes foreign and domestic theatrical exhibition of feature film product), MIRAMAX FILMS INC. (relationship between the Company and the company includes domestic theatrical exhibition of feature film product), MGM/UA INC. (relationship between the Company and the company includes foreign and domestic theatrical exhibition of feature film product), RGH/LIONS SHARE PICTURES (relationship between the Company and the company includes foreign theatrical and all ancillary exhibition of feature film and television product), ALL CHANNEL FILMS (relationship between the Company and the company includes all ancillary domestic exhibition of feature film product), CINETRUST Entertainment Co. (relationship between the Company and the company includes foreign and domestic broadcast, television and home video exhibition of feature film and television product), TWENTIETH CENTURY FOX FILM CORPORATION (relationship between the Company and the company includes foreign and domestic theatrical exhibition of feature film product), SHAPIRO GLICKENHAUS ENTERTAINMENT (relationship between the Company and the company includes all ancillary foreign and domestic exhibition of feature film and television product), PARAGON CABLE TELEVISION (relationship between the Company and the company includes regional cable broadcast of television product), CENTURY CABLE TELEVISION (relationship between the Company and the company includes regional cable broadcast of television product), MNTEX CORPORATION (relationship between the Company and the company includes sell-thru specialty video product) and the HANDLEMAN COMPANY (relationship between the Company and the company includes sell-thru specialty video product). Primary expected revenue sources include but are not limited to:

THEATRICAL EXPLOITATION - An average of approximately 60% of theatrical revenue within the industry as a whole is derived from the North American market with respect to English language films. The balance comes from overseas outlets with the most significant being Japan, France, Germany, Italy, the United Kingdom and Australia. The overseas market is very important to the overall gross revenues of a film and is once again on the incline due to the decrease in the value of the dollar. Foreign markets fluctuate, but in general can be responsible for 60% of the total box office revenue of the film.

The Company has acquired immaterial revenue at this time from theatrical exhibition for the feature film products known as PITCH aka HOLLYWOOD HEARTBREAK; MOVIES, MONEY AND MURDER aka BREAKING UP WITH PAUL; SWEET JUSTICE; NATURALLY BAD and CITIZEN SOLDIER. (Further exploitation of this product by the Company will require additional working capital.)

According to Richard Fay of AMC Theater circuit, the second largest exhibitor of feature length motion picture product in the world, there is currently a building boom occurring among exhibitors with the number of screens in the United States beginning to increase in the 1980's by 7.4% to more than 20,300. It is the Company's opinion that, due to a widely known increase in public consumption in, and desire for more feature filmed entertainment domestically along with the increased desire by foreign markets for United States produced feature film entertainment, this trend of expansion for the number of screens in both the United States and foreign territories will continue throughout this decade and well into the next century. The exhibitors or movie theater owners generally retain an average of 50% of the box office receipts as their fee and remit the other 50% frequently referred to as "domestic theatrical film rentals" to the film's distributor. Home video advances for feature films can range from $10,000 to more than $5,000,000 plus escalators based upon such variables as box office performance, print and advertising expenditures and the number of screens secured during theatrical release.

CABLE TV, PAY TV, DBS, AND MATV EXPLOITATION - Pay television has shown tremendous growth over the past decade. The market leaders, past and present, have been Home Box Office (HBO), Cinemax, and Showtime/The Movie Channel. These pay television services have recently exhibited over 300 films per year. Of the approximately $20 (basic) price per month that a pay television subscriber pays to a cable company, about $10 is returned to the pay television service and in turn, $3 to $6 is returned to the distributor. Distributors, on exclusive multi-picture studio arrangements, have been able to command prices of $3 to $8 million per film. On a non-exclusive basis, prices range from $500,000 to $2 million per film where the film has achieved average success. Certain of the Company's film and/or television product are or have been shown periodically on cable television throughout the world (see Page 17 in Management Discussion and Analysis).

A relatively new area of exhibition is PAY-PER-VIEW. At present, there are approximately 12 million homes equipped to receive the service and that number is expected to increase to 30 million by the end of the decade. Prices generally charged for pay-per-view range from $10 to $50 per show to the consumer depending on the nature of the entertainment, of which approximately 60% is being returned to the distributor. The expanding growth in this area will continue to be a major new revenue source for film distribution.

MATV (Master Antenna Television) systems available in North America produce an additional though relatively small revenue source for films and DBS (Direct Broadcast Satellite) is beginning to make substantial inroads, primarily throughout Europe in those countries where residential cable service is not readily available.

The Company has acquired immaterial revenue at this time from cable television, pay television, DBS and MATV for the feature film projects entitled PITCH aka HOLLYWOOD HEARTBREAK; MOVIES, MONEY AND MURDER aka BREAKING UP WITH PAUL; SWEET JUSTICE, NATURALLY BAD, CITIZEN SOLDIER, and television production specials entitled KJ COUNTRY, specialty videos entitled THRILLS, CHILLS & SPILLS; THE REAL GODFATHERS; HOLLYWOOD'S HOTTEST STUNTS, and fifteen public domain classic feature film production prints owned by the Company.
(Further exploitation of this product by the Company will require additional working capital.)

NETWORK TELEVISION EXPLOITATION - The broadcast television industry in North America is dominated by three networks, ABC, CBS and NBC. With the recent development of Fox Broadcasting in addition, the network's generally license 75 to 150 theatrical films annually and commission approximately 125 made-for-television movies (MOWs) from independent producers such as the Company. In addition, they broadcast over 100 hours of miniseries. American and foreign television networks are still very significant buyers of feature films. In the United States they have become less aggressive than the pay television companies in their pricing policies. The price range for multiple broadcast of a film by a major network is between $500,000 and $5 million. Exceptional films may command substantially higher prices.
The Company has acquired immaterial revenue at this time from network television exploitation for the feature film product known as PITCH aka HOLLYWOOD HEARTBREAK; MOVIES, MONEY AND MURDER aka BREAKING UP WITH PAUL; SWEET JUSTICE, NATURALLY BAD, and CITIZEN SOLDIER. (Further exploitation of this product by the Company and/or its associates will require additional working capital.)

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

OTHER REVENUE - i.) Non-theatrical revenue results from a film or television project being made available to airlines, schools, public libraries, community groups, ships at sea, prisons, and bases for the military forces; and

ii.) Ancillary markets such as the rights to use the images of characters in a film or television project for merchandising purposes in connection with video games, toys, t-shirts, posters, and like paraphernalia; and

iii.) Revenue may also be realized from the novelization of the screenplay/teleplay and other related publications, music used in the film and television projects sold as soundtracks, records, CDs, cassettes, and mechanical performance and sheet music publication.

The Company has acquired no revenues at this time from these particular sources of non-theatrical, television, or ancillary markets.

The Company has participated in a variety of the preceding type of marketing and distribution arrangements over the past sixteen years. The Company's major effort has been focused on syndication of film and television product and regional broadcast of film and television product in the state of California. As previously referenced, in order to further expedite and create revenue from marketing and distribution efforts of the Company and its distributor network, the Company requires significant additional working capital to more fully and properly exploit any appropriate markets and media while creating additional viable desire by the general public to acquire or consume this product. The Company's future plans include the acquisition of additional working capital through financial offerings and/or other customarily used methods of capital acquisition by small and midsize companies, including debt or equity financing or a combination of both, to acquire certain of this additionally needed working capital.

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

Recent regulations effecting the Company's competitive position in the motion picture and television industry, include the United States inability in 1994 to reach agreement with its major international trading partners to include audiovisual works, such as television programs and motion pictures, under the terms of the General Agreement on Trade and Tariffs Treaty ("GATT"). The failure to include audiovisual works under GATT allows many countries (including members of the European Union, which consists of Belgium, Denmark, Germany, Greece, Spain, France, Ireland, Italy, Luxembourg, the Netherlands, Portugal and the United Kingdom) to continue enforcing quotas that restrict the amount of American programming which may be aired on television in such countries. The Council of Europe has adopted a directive requiring all member states of the European Union to enact laws specifying that broadcasters must reserve a majority of their transmission time (exclusive of news, sports, games shows and advertising) for European works. The directive does not itself constitute law, but must be implemented by appropriate legislation in each member country. In addition, France requires that original French programming constitute a required portion of all programming aired on French television. These quotas generally apply only to television programming and not to theatrical exhibition of motion pictures, but quotas on the theatrical exhibition of motion pictures could also be enacted in the future. There can be no assurance that additional or more restrictive theatrical or television quotas will not be enacted or that countries with existing quotas will not more strictly enforce such quotas. Additional or more restrictive quotas or more stringent enforcement of existing quotas could materially and adversely affect the business of the Company by limiting its ability to fully exploit its productions internationally.

Distribution rights to motion picture and television productions specifically are granted legal protection under the copyright laws of the United States and most foreign countries. These laws provide substantial civil and criminal sanctions for unauthorized duplication and exhibition of motion pictures. Motion pictures, musical works, sound recordings, art work, still photography and motion picture properties are separate works, subject to copyright under most copyright laws, including the United States Copyright Act of 1976, as amended. The Company plans to take appropriate and reasonable measures to secure, protect and maintain or obtain agreements to secure, protect and maintain copyright protection for its film and television projects under the laws of applicable jurisdictions. Management is aware of reports of extensive unauthorized misappropriation of videocassette rights to motion pictures. Motion picture piracy is an industry-wide problem. The Motion Picture Association of America, an industry trade association (the "MPAA"), operates a piracy hotline and investigates all reports of such piracy. Depending upon the results of such investigations, appropriate legal action may be brought by the owner of the rights. Depending upon the extent of the piracy, the Federal Bureau of Investigation may assist in these investigations and related criminal prosecutions.

Motion picture piracy is an international as well as a domestic problem. Motion picture piracy is extensive in many parts of the world, including South America, Asia (including Korea, China and Taiwan), the countries of the former Soviet Union and the former Eastern bloc countries. In addition to the MPAA, the Motion Picture Export Association, the American Film Marketing Association and the American Film Export Association monitor the progress and efforts made by various countries to limit or prevent piracy. In the past, these various trade associations have enacted voluntary embargoes of motion picture exports to certain countries in order to pressure the governments of those countries to become more aggressive in preventing motion picture piracy. In addition, the United States government has publicly considered trade sanctions against specific countries which do not prevent copyright infringement of United States produced motion pictures. There can be no assurance that voluntary industry embargoes or United States government trade sanctions will be enacted. If enacted, such actions could impact the Company's competitive position in the industry and the amount of revenue that the Company realizes from the international distribution of its programs depending upon the countries subject to such action and the duration of such action. If not enacted or if other measures are not taken, the motion picture industry (including the Company) may continue to lose an indeterminate amount of revenues as a result of motion picture piracy.

Further, the Code and Ratings Administration of the MPAA assigns ratings indicating age-group suitability for theatrical distribution of motion pictures. The Company expects to follow, when appropriate, the practice of submitting applicable film projects for such ratings.

United States television stations and networks, as well as foreign governments, impose additional restrictions on the content of film and television productions which may restrict in whole or in part theatrical or television exhibition in particular territories. Management's current policy is to distribute film and television productions for which there will be no material restrictions on exhibition in any major territories or media. This policy often requires production of "cover" shots or alternate photography and recording of certain scenes for insertion in versions of a production exhibited on television or theatrically in certain territories. There can be no assurance that current and future restrictions on the content of the Company's productions may not limit or affect the Company's ability to exhibit it in certain territories and media.

DEPENDENCE ON A FEW MAJOR CUSTOMERS
The Company and its affiliated companies, due to the diversification of interests as discussed supra, are not dependent on a few major production successes or customers. Although the Company has and will continue to utilize the services of a number of experienced and well-known performers and technicians, the Company's diversification is such that the loss of any one such professional would not be a material matter that would seriously adversely affect the Company's business operations.

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

Item 3.   Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or to which any of its assets are subject. However, the Company is currently in ongoing negotiations for the reimbursement of lost material which consists of eight 1" and/or 3/4"
and/or digital betacam videotape and 35mm film submaster copies of feature length motion picture and television productions, owned or controlled by the Company which were maintained at a post production film and video facility. The Company's attorneys are preparing litigation and related processes relative to the lost material in the event the results of the negotiations are unsatisfactory. The Company is seeking damages in the amount of three hundred ninety seven thousand five hundred ($397,500) dollars for the loss of its "stored material". Further, the co-producers with the Company's subsidiary, World Wide Films Inc., pertaining to a feature length film have commenced litigation to attempt to desolve the Co-Production Agreement which exists between the Co-Producer and the Subsidiary relative to the production processes of that feature length film. The Company's management and attorneys believe the lawsuit to be groundless, therefore ultimately resulting in a favorable Judgment for the Company.

Various legal actions, governmental investigations and proceedings and claims may be instituted or asserted in the future by the Company or against the Company and/or its subsidiaries including those arising out of alleged deficiencies in the company's products; governmental or industry regulations relating to safety, financial services; employment-related matters; distributor, exhibitor, co-producer, vendor, supplier, or other contractual relationships; intellectual property rights; product warranties and environmental matters. Some of the foregoing matters involve or may involve compensatory, punitive or anti-trust or other treble damage claims in varying amounts, environmental remediation programs, sanctions or other relief which, if granted, would require varying expenditures.

Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance.
The Company does not reasonably expect, based on its analysis, that any adverse outcome from such matters would have a material effect on future consolidated financial statements for a particular year, although such an outcome is possible.

Item 4.   Submission of Matters to a Vote to Security Holders.

N/A

Part II

Item  5.  Market for Common Equity and Related Stockholder Matters.

N/A

Item 6.   Management's Discussion and Analysis or Plan of
Operations.

Management's discussion and analysis of financial condition and results of operation should be read in conjunction with the consolidated financial statements and related notes. In fiscal 1997 and 1998 the Company continued its involvement in a variety of film and television projects relative to development, acquisitions, packaging, production and marketing/distribution activities. The Company also continued to pursue potential diversified business opportunities that have cash flow possibilities. The generation of revenue in the motion picture and television industry is highly competitive and may have a material impact on the Company's financial statements. Management believes that a film or television production's economic success is dependent upon several overlapping factors including general public appetite of a potential genre or performer at the time of release, domestic and international marketing philosophy, applicable usage of existing and new and emerging technology, advertising strategy with resultant penetration and the overall quality of the finished production. The Company's film and television productions may compete for sales with numerous independent and foreign productions as well as projects produced and distributed by a number of major domestic and foreign companies, many of which are units of conglomerate corporations with assets and resources substantially greater than the Company's. Management of the Company believes that in recent years there has been an increase in competition in virtually all facets of the Company's business. Specifically, the motion picture industry competes with television and other forms of leisure-time entertainment. Since the Company may for certain undetermined markets and products distribute its product to all markets and media worldwide, it is not possible to determine how its business as a whole will be affected by these developments and accordingly, the resultant impact on the financial statements. The Company has currently obtained the investment capital to produce and/or distribute a minimum of two full length feature films or specialty television productions within the next two years.

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

Conversely, the Company may derive revenue from the marketing and sale, either directly or through licensees, of motion pictures and other filmed or videotaped product on videocassette or Digital Video Disk for playback on a television set or monitor through the use of videocassette recorders ("VCRs"), digital video disk recorders and continued advancements of pay television (cable), satellite broadcast technologies, and Internet applications domestically and internationally. The Company currently holds the distribution rights to 277 motion picture and television titles.

The revenue competition relative to existing or pending exploitation agreements of the Company's film and television product library and current and future production and distribution of projects is volatile due to the many technological and innovative changes in the industry and also changes regularly occurring in the international economy.

LIQUIDITY AND CAPITAL RESOURCES

Although the Company experienced positive cash flow prior to provisions for depreciation expense, the Company experienced net losses and negative cash flow from operations for yearend 1998, and also, as of the comparable period in 1997. At December 31, 1997, the Company had $56,541 in cash and no cash equivalents. At December 31, 1998, the Company had $28,726 in cash and no cash equivalents. The decrease in cash was due primarily to the decrease in fee income for the production and/or marketing/ distribution of motion picture and television product.

The Company anticipates that its existing capital resources may be adequate to satisfy its capital requirements for the forseeable future. However, to accomplish the Company's planned activities, it will need to raise additional funds through public or private financings in the form of debt or equity.

The Company has available substantial loss carry forwards for federal income tax purposes. The exact amount of the loss carry forwards is uncertain until the Company reaches an understanding with the Internal Revenue Service in that regard.
In order to finance its operations, working capital needs and capital expenditures, the Company utilized revenue from licensing fees, loans, proceeds from the private sale of equity securities, deferred compensation, profit participation, and equity in exchange for services and product. In accordance with the Securities and Exchange Commission "Regulation D", and subject to Rule 144 restrictions, the Company issued 380,000 shares of its common stock and 0 shares of its preferred stock in 1998 for cash and 215,500 shares of its common stock and 0 shares of its preferred stock for product and services. In 1997, the Company issued 385,500 shares of its common stock and 0 shares of its preferred stock for cash and 549,000 shares of its common stock and 0 shares of its preferred stock for product and services acquired by or provided to the Company. No proceeds from the sale of the corporation's common stock or preferred stock has ever been used to pay compensation to employees or executives of the Company.

The Company was issued a standby irrevocable Letter of Credit from the Huntington Bank, Cleveland, Ohio (now Society Bank), in the amount of fifty thousand ($50,000). The terms of the Huntington Bank Letter of Credit required that, if utilized, the Company would pledge as collateral a portion of its film and television product library. If the Letter of Credit were exercised, the resultant loan would be secured by a commensurate portion of the Company's film and television product library. The Huntington Bank terms also provided that the Company would continue to be able to sell or lease any portion of the product library as long as it retained sufficient material to secure any loans made as a result of the Letter of Credit. The Company currently utilizes a fifty thousand ($50,000) dollar primary line of credit with the Wells Fargo Bank of California, to accommodate its daily cash flow needs and occasionally uses its credit lines at other financial institutions and with its vendors and suppliers. The Company holds a Promissory Note for one hundred fifty thousand ($150,000) dollars from Mr. Gary T. Wittman payable to the Company in annual installments of twenty five thousand ($25,000) dollars each beginning April 30, 2000. The Note is secured by a pledge of high grade stocks comprising a portion of the Dow Jones Industrial average or higher quality securities and are valued at two hundred and fifty thousand ($250,000) dollars or greater.

The Company's principal liquidity at yearend 1998 included cash of $28,726 and net accounts receivable of $28,382 and at yearend 1997 included cash of $56,541 and net accounts receivable of $25,226. The Company's liquidity position has remained sufficient enough to support on-going general administrative expense, pilot programs, strategic position, and the garnering of contracts, relationships and film and television product for addition to the Company's library, and the financing, packaging, development and production of two feature films and specialty television projects. Although the Company during 1997 and 1998 experienced revenue, unless the Company has an influx of additional capital, the Company will not be able to accomplish its planned objectives and revenue projections. Accordingly, the Company intends to resolve and provide for its liquidity needs as well as provide for the needed capital resources to expand its operations through a future proposed public offering of its common shares to the public. It is anticipated that such an offering will commence within the next 24 months for an amount to be determined by the Company and underwriter(s) if any.

To meet the Company's interim liquidity and capital resources needs while the Company's contemplated public offering is being prepared and examined, the Company is presently investigating the possibilities of future loans and is considering future sales of unregistered common equity to accredited investors under one or more exemptions that provide for the same. In the event a loan is obtained, one of the terms may provide that the same be repaid from the proceeds derived from the Company's contemplated public offering. A primary use of public offering proceeds would be the further exploitation of the Company's current completed product film and television library, participations in completed films, and the continued development, production and marketing/distribution of new film and television production opportunities.

RESULTS OF OPERATION

Year Ending December 31, 1998

Expenses for the Company's production/distribution operations were $40,621 and its miscellaneous operations were $19,122, totalling $59,743, compared to $424,744 and its miscellaneous operations were $11,507 totalling $452,147 for the comparable period of 1997. The increase in production operating expenses was primarily attributable to the production of the feature length film entitled "Shattered Illusions". The increase in administrative expense from $18,143 to $59,743 is primarily due to the cost of marketing and distribution of completed film. The Company's income at yearend was $(494,804), as compared to $(164,311) for the comparable period of 1997. The decrease is primarily attributable to the fee income received for the production of motion picture and television product. The net loss prior to depreciation expense was $(30,971), and net profit before depreciation for the comparable period ending 1997 of $269,694. The resultant per share earnings to common stockholders was $0 in 1998 and $0 in 1997.

The Company has presented a consolidated balance sheet which includes five wholly-owned subsidiaries: Environmental Services Corporation, World Wide Films Inc., World Wide Productions Inc., World Wide Film & Television Institute, and World Wide Medical Services Ltd. The Company's charter allows it to branch into diversified fields of enterprise provided management concludes there is a significant potential for profit. It is the decision of management to continue the major portion of the Company's operations in the motion picture and television industry, but since the primary business objective of the Company is to increase the value of its stockholders' equity, if and when opportunities arise to make profits for the corporation in a diversified industry, the Company shall investigate and if appropriate, pursue such opportunities.

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

At such time that the above-referred to additional working capital is secured, it is the Company's opinion that substantial revenue will be generated by the existing film and television library and future distribution of potential new product, ultimately realizing its projected return on investment. Arrangements for participation by the Company in various feature film and television productions for the last 24-month period include gross and net revenue participations in the following feature film and television production ranging between 2-60% of worldwide revenue potential including all markets and all media that the particular production is distributed in.

(1) In 1997, post production and distribution of the documentary entitled THE OUTLAW TRAIL, 100 YEARS REVISITED, in association with Western Sunset Films. (2) In 1998, development and production of the television production entitled CLASSIC CAR, in association with SLIM, Inc.

Other arrangements include marketing and distribution of a feature length film acquired by the Company entitled CITIZEN SOLDIER originally produced by M&D Productions, purchased by the Company in 1995 and providing a 60% gross revenue participation to the Company in perpetuity. Also, in 1995, the Company purchased thirty-seven feature film submaster (videotape) prints from Stanley Pappas providing 20% of any gross revenue of the product in perpetuity, and the television production series entitled TIPS FOR BETTER HEALTH and MARKET PLACES OF THE WORLD, both owned and produced by Pacific Pictures Inc. and providing 5% gross revenue co-production participation to the Company in perpetuity. Additionally in 1995, the Company licensed to Media One Broadcasting for $71,000 and 40% of net revenue the right to telecast four feature motion pictures and seventeen television productions which the Company owns as part of its completed product library. In 1996 the Company licensed to Wittman Productions Inc. twenty feature films and television productions for $75,000 and 40% of net revenue for the right to telecast and exploit those productions which the Company owns as part of its library. In 1995 and 1996, certain other film and television participations of the Company included development and packaging arrangements, the Company's review and in certain cases, advice and counsel on screenplays and screenplay development scenarios for the subsequent possible packaging and production and distribution of a particular project. The most significant of these productions, their production companies, and percentage of future gross revenue allocated to the Company, were the feature length film entitled CHOICE offered by production company Best Pictures Inc. (50%); and the feature length film entitled ALONG FOR THE RIDE offered by production company Wittman Productions Inc. (50%).

In 1999 and 2000, the Company expects to produce and/or distribute two full length feature films or specialty television projects for theatrical and ancillary worldwide exploitation. The productions will be entirely or in large part under the responsibility, control and ownership of the Company. All financing for the completion of the recently completed feature length production entitled SHATTERED ILLUSIONS featuring Morgan Fairchild, Bruce Weitz, Richard Lynch and Dan Monahan was secured and the production was completed and is now in distribution. The feature length production, ALONG FOR THE RIDE and/or MR. CORKLESBY, has approximately 50% of the financing secured and negotiations for the remainder in process.

Relative to the Company's completely diversified subsidiary activity in health care, the federal government has temporarily placed a moratorium on certain businesses in the home health care industry which will adversely effect the Company's projected revenues of this subsidiary, World Wide Medical Services Ltd.

The following is a chart showing the comparison between 1997 and 1998.


CATEGORY           1997           1998           % CHANGE
Net Profit (Loss)   (164,310)      (494,804)     -.33
Assets              13,454,607     13,441,736      -
Stockholder Equity  13,432,101     13,422,049      -
Liability           22,507         19,687        -.12
Net Revenues        287,837        28,772        -.90
Inventory           12,785,855     12,796,022    +.08

Item 7.   Financial Statements.

REED & TAYLOR
CERTIFIED PUBLIC ACCOUNTANTS
PROFESSIONAL CORPORATION
561 E. JEFFERSON AVE.
DETROIT, MI 48226-4324
_________
ROBERT E. REED, CPA
LINDA W. TAYLOR, CPA
Telephone (313) 961-7258
Fax (313) 961-3110


INDEPENDENT AUDITOR'S REPORT

To the Shareholders and Board of Directors
World Wide Motion Pictures Corporation

We have audited the accompanying consolidated balance sheets of World Wide Motion Pictures Corporation and subsidiaries as of December 31, 1998 and 1997, and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements and accompanying notes are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above and accompanying notes present fairly, in all material respects, the financial position of World Wide Motion Pictures Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/  REED & TAYLOR, CPAs, P.C.

Reed & Taylor, CPAs, P.C.
Detroit, Michigan
April 19, 1999

Consolidated Balance Sheets
     WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1998 AND 1997
                              AUDITED

Assets
                                   1998          1997
Cash                               28,726        56,541
Accounts receivable                28,382        25,226
Note receivable                    150,000       150,000
Work in process                    438,606       436,985
Completed motion pictures/
Television productions             12,491,111    12,026,111
Film properties (screenplays/teleplays)    1,680,967 1,680,967
Equipment                          49,937        46,437
Other assets                       54,500        49,000
Less accumulated depreciation      (1,480,493)   (1,016,660)
Total assets                       $13,441,736   $13,454,607

Liabilities
Accounts payable                   3,246         5,053
Common stock payable               61            1,124
Preferred stock payable            80            30
Notes payable                      16,300        16,300
Total liabilities                  19,687        22,507

Stockholders' equity
Common Stock $.001 Par Value, 100,000,000
shares authorized, 47,629,592 issued      47,629 47,034
Preferred Stock $.01 Par Value, 1,000,000
shares authorized, $10.00 Par Value 100,000
Shares authorized, 121,217 issued  1,212         1,212
Additional paid-in capital         14,835,152    14,350,994
Retained earnings deficit          (1,461,944)   (967,140)
Total Stockholders' Equity         $13,422,049  $13,432,101
Total Liabilities and
Stockholders' Equity               $13,441,736  $13,454,607

<F1>
See Notes to Consolidated Financial Statements

Consolidated Statements of Income
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
DECEMBER 31, 1998 and 1997
AUDITED

                                   1998      1997
Revenues                           $ 28,772  287,837

Operating expenses:
     Administrative                  59,743   18,143
Provision for depreciation          463,833  434,004

        Total operating expense     523,576  452,147
     Net income (loss)             (494,804) $(164,310)

Earnings available to common stockholders        $0    $0

Earnings per common share, assuming
  full dilution                         $0   $0

<F1>
See Notes to Consolidated Financial Statements

Consolidated Statement of Cash Flows
     WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS
                    DECEMBER 31, 1998 and 1997
                              AUDITED
                                            1998      1997
Cash flows from operating activities:

Net income (loss)                           $(494,804)    $(164,310)

Adjustments to reconcile net income (loss) to net cash provided by or used in operating activities:

     Depreciation                           $463,833         463,654

Changes in assets and liabilities:
  Increase in notes and accounts receivable $  (3,156)     (173,722)
  Increase (decrease) in accounts payable      (2,820)        5,972
  Decrease in customer deposit                   -0-       (115,000)
Net cash provided by (used in) operating activities     (36,947)16,594

Investing activities:

  Purchase of equipment                     $(3,500)            -0-
  Increase in work in process               $(1,621)       (436,991)
Cash used in investing activities            (5,121)      $(436,991)

Financing activities:

Proceeds from issuance of stock             $ 14,253         280,620

Net decrease in cash                        $(27,815)      (139,777)
Cash balances - beginning of year           $ 56,541 196,318
Cash balances - end of year                 $ 28,726       $  56,541

Supplemental cash flow information
  Noncash investing and financing activities
    Common and preferred stock
    issued for services and product         $470,500

<F1>
See Notes to Consolidated Financial Statements

Stockholders' Equity
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
DECEMBER 31, 1998 AND 1997
AUDITED

              Shares    Par        Additional    Retained
         Common   Preferred    Amount  Paid-in Capital  Earnings  Total

Balances,
Dec. 31,
1997 47,033,790   121,217    48,246  14,350,994  (967,139) 13,432,101

Stock
issued   595,500     0       595                 (484,158) 484,753

Net loss,
 year
 ended
 Dec. 31,
 1998                                            494,804   (494,804)

Balances,
 Dec. 31,
 1998    47,629,290  121,217  48,841  14,835,152 (1,461,944) 13,422,049

<F1>
See Notes to Consolidated Financial Statements

WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(To be read in conjunction with Consolidated Financial Statements for yearend December 1998)

NOTE 1   DESCRIPTION AND HISTORY OF THE BUSINESS

     The Company was founded in July 1977 and incorporated December 9,
     1980
     under the laws of the state of Michigan. In March 1981, the Company acquired G.L. Productions Inc. which was a production and distribution company for short subjects, docudramas, documentaries and industrial films, many of which were made in conjunction with the U.S. Government.
     As a result of the transaction, the Company acquired a film and television completed product library and related film production equipment. The transaction was facilitated by the exchange of two million (2,000,000) shares of the Company's common stock class of securities for 100% of the common stock of G.L. Productions Inc. The Company has also acquired other completed motion picture and television productions and acquired marketing/distribution interest in additional motion picture and television productions. The Company's total completed product library of live action motion pictures and videotaped productions consists of 277 works of various lengths and subject matter applicable for marketing through various media in foreign and/or domestic markets.

In November 1983 the Company merged with the National Power Corporation, a publicly-held corporation. The National Power Corporation's common stock class of securities was traded on the over-the-counter market with registered broker/dealers throughout the United States making a market in its stock. The merger process resulted in a change in the Company's number of shares issued, outstanding, and authorized and a change in par value.

The Company operates and/or maintains nine wholly-owned subsidiaries, three of which are currently active, to enhance the operation of its core business and diversified enterprises. The Company has an active Board of Directors which currently consists of eighteen members with staggered terms, all of whom are either a chairperson or a member of one or more of the four Board designated committees: executive, finance, audit, and personnel. The Company also maintains four operating committees which are production and product development, special projects, minorities, and standards.

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Because the commercial potential of individual motion pictures and television programming varies dramatically, and does not bear any relationship to their production, acquisition or marketing costs, it is impossible to predict or project a trend of the Company's income or loss. However, the likelihood of the Company reporting losses in the short term is increased by the industry's general method of accounting which requires the early recognition of the entire loss (through increased amortization) in instances where a motion picture or television program produced or acquired is not expected to recover the Company's investment. On the other hand, the profit from a successful film or television production is recognized over the entire period that revenues are generated by that motion picture or television program. This method of accounting may also result in significant fluctuations in reported income or loss, particularly on a quarterly basis, depending on the Company's release of product into the marketplace and overall domestic/international marketing schedule and the performance of individual motion pictures or television programs.

The Company's revenue is derived from a variety of sources. Currently the most significant of these sources are its fees as packager and/or the managing production company of various film and television projects (including feature length motion pictures, documentaries, docudramas, and television productions), film and television marketing & distribution fees, fees from the licensing and/or rental of its completed film and television product library and related entertainment industry consultation fees.

A significant portion of the Company's assets was purchased with the issuance of shares of its common and preferred stock. Twelve million four hundred ninety one thousand one hundred and eleven ($12,491,111) of the assets is represented by the Net Realizable Value (prior to depreciation) of its completed film and television product library. In the absence of a consistent market for the securities issued, the value of the film and television product purchased by the Company was agreed to by the sellers and the purchaser in arms length transactions in accordance with generally accepted accounting standards and, additionally, internal evaluation and auditing procedures. The films and television productions in the Company's completed product library have uncertain future revenues that may be expected to grow or diminish along with all of the ancillary markets now and in the future that are available for marketing. In some cases, individual films or television productions may be timeless and irreplaceable; in many cases their book value is zero having been fully amortized based on revenues received several years ago and the inability to estimate a market value or
reasonable expected revenue.   Certain of the inventory product without
book value produce income and, in light of new and emerging technology, the Company expects additional revenue from these sources.

The Company's film and television completed product library consists of newly produced and historical film and videotaped product and rights thereto purchased as an investment and/or to be exploitated by leasing and/or rental to a wide variety of domestic and international outlets. Many film and television libraries such as the Company's that were purchased for investment over a span of many years, have appreciated considerably in value as a direct result of new and emerging technologies, revived or newly created public appeal for a certain performer or genre, unique applications of particular production process (special digital effects) and standard and newly developed non-theatrical ancillary markets throughout the world. New technological advances such as DVD (Digital Video Disk), HDTV (High Definition Television), CD-ROM, DVD ROM, DVD Audio and Internet applications have enhanced and are greatly expanding resale and leasing potential of film or television product.

The film and television product inventory of the Company is regularly reviewed and evaluated on a film-by-film basis by the Company's management and periodicaly appraised by outside independent appraisal. Forecasting any film or television project's future revenues is a difficult and uncertain art, even for major film distributors and television syndicators. The accounting principles and industry practices in these areas leave unusual discretion with the film and/or television company executives and often result in "unusual" changes in individual periods. There is no generally accepted definitive industry consensus for valuing motion picture and television inventory, the value may be buried among films currently in release, television productions currently in broadcast, film and television productions under development or in production, distribution/syndication contracts, participation agreements, performer and production related contracts, and the ubiquitous "other". FASB Statement of Financial Accounting Standards No. 53, paragraph entitled "Inventory Valuation" states "16. Unamortized production and exploitation costs shall be compared with 'net realizable value' for each reporting period on a film-by-film basis;" and in the paragraph entitled "Net Realizable Value" it states, "Net Realizable Value" is the estimated selling price (rental value) in the ordinary course of business less estimated cost to complete and exploit in a manner consistent with realization of that income". The accounting profession is currently reviewing the problem of how to fairly report film inventory on financial statements. Since the FASB guidelines do not apply directly to the Company's particular situation, in an effort to conform as closely as possible to the guidelines and in accordance with management's recent receipt of commentary from the Securities and Exchange Commission, the Company has revalued its inventory of film and television product, resulting in a reduction of net realizable value of four million and ninety one thousand nine hundred and fifty ($4,091,950) dollars in the stated value of such inventory on the December 31, 1997 balance sheet. Also, a depreciation policy has been adopted to amortize the film and television inventory over a 10-year period. The Company has instituted a 10 year depreciation schedule which will result in the amortization of 33-1/3% of the film and television product inventory to be marketed over the next three years. Although the Company has on its Board of Directors and professional staff personnel qualified to estimate the value of its film and television inventory, for internal verification purposes, it retained the services of an independent appraiser who reviewed the Company's film and television completed product library, ensuring a greater measure of objectivity as regards the carrying amount of such inventory on the Company's December 31, 1998 balance sheet.

The Company is continually negotiating with various potential lessors, both foreign and domestic, of portions of its film and television product library. The Company currently utilizes certain state-of-the-art exploitation venues such as Pay-Per-View, satellite transmission, and the Internet to expose its catalog of library product to the public. Full marketing of the Company's investment in its film and television product inventory is dependent on the acquisition of additional capital. The Company depreciates each film or television program starting with its specific marketing by the Company.

The Company presents an 'unclassified' balance sheet. Cash includes cash on deposit in checking and savings accounts with no cash equivalents at December 31, 1998 and 1997.

     The Company reviews the current pronouncements of the accounting, government and industry professionals. In that regard, it continually analyzes its accounting policies to ensure that it is current in the presentation of its financial statements, particularly FASB Statement No. 53 referred to above, and No. 86, 89 and 121, and the Emerging Issues Task Force No. 96-6, regarding development costs incurred after
     May 26, 1996, and the possible substantial impairment of assets. The Company believes it is not materially affected by any current issues at this time.

NOTE 3    EARNINGS PER SHARE

As a result of a net loss from operations for years ended December 31, 1997 and 1998, there are no earnings per Common share for such periods. Fully diluted earnings (loss) per share are computed assuming the conversion of all convertible Preferred shares.

NOTE 4    TAXES

The Company presents its accounting statements on an accrual basis. Certain state and local tax filings may differ from the federal returns to take advantage of beneficial local tax law. As of December 31, 1998, the Company and its subsidiaries have sustained a cumulative net operating loss which can be offset against future taxable income. As a result of recorded net operating losses, the Company has not recognized any state and federal income tax liability. The Company does not use or expect to utilize the accelerated depreciation option available under the U.S. Tax Code.

NOTE 5    LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or to which any of its assets are subject. However, the Company is currently in ongoing negotiations for the reimbursement of lost material which consists of eight 1" and/or 3/4" and/or digital betacam videotape and 35mm film submaster copies of feature length motion picture and television productions, owned or controlled by the Company, which were maintained at a post production film and video facility. The Company's attorneys are preparing litigation and related processes relative to the lost material in the event the results of the negotiations are unsatisfactory. In this regard, the Company is seeking damages in the amount of three hundred ninety seven thousand five hundred dollars ($397,500) for the loss of its "stored material". Further, the co-producers with the Company's subsidiary, World Wide Films Inc., pertaining to a feature length film, have commenced litigation to attempt to dissolve the co-production agreement which exists between the Co-Producer and the Subsidiary relative to the production processes of that feature length film. The Company's management and attorneys believe the lawsuit to be groundless, therefore ultimately resulting in a favorable judgment or settlement for the Company.

Although no litigation is contemplated or forseeable, various legal actions, governmental investigations and proceedings and claims may be instituted or asserted in the future by the Company to protect its interest or against the Company and/or its subsidiaries including those arising out of alleged deficiencies in the company's products; governmental or industry regulations relating to safety, financial services; employment-related matters; distributor, exhibitor, co-producer, vendor, supplier, or other contractual relationships; intellectual property rights; product warranties and environmental matters. Some of the foregoing matters involve or may involve compensatory, punitive or anti-trust or other treble damage claims in varying amounts, environmental remediation programs, sanctions or other relief which, if granted, would require varying expenditures.

Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. The Company does not reasonably expect, based on its analysis, that any adverse outcome from such matters would have a material effect on future consolidated financial statements for a particular year, although such an outcome is possible.

NOTE 6 -  SUMMARY OF CORPORATE SECURITIES MATTERS AND
          STOCK ISSUANCE

At December 31, 1998, all general voting power was vested in the holders of the common stock class of securities of the Company. At that date, the holders of common stock were entitled to one vote per share and in that aggregate, had 100% of the general voting power provided in the Company's Restated Certificate of Incorporation. The Restated Certificate of Incorporation provides that all shares of common stock share equally in dividends (other than dividends declared with respect to any outstanding preferred stock), except that any stock dividends are payable in shares of common stock to holders of that class of securities. Upon liquidation, all shares of common stock are entitled to share equally in the assets of the Company available for distribution to the holders of such shares. The preferred stock class of securities of the Company ranks (and any other oustanding preferred stock of the company would rank) senior to the common stock in respect of dividends and liquidation rights.

Since November 1983, the Company's shares of Common Stock have traded on the over-the-counter market. The Company is currently a fully reporting Rule 144 Regulation D publicly-held corporation. The Company's NQB (National Quotations Bureau) call symbol is WWMP and its Standard & Poors Cusip no. is 981536 10 5. The Company has advised its stockholders and the public that it expects to apply for NASDAQ quotation and/or quotations on other primary and/or secondary exchanges. The Company's Common Stock is thinly traded at this printing primarily through 'inter-dealer trades'. The Company has previously been quoted on the OTC (Over-The-Counter) Electronic Bulletin Board. Castle Securities Inc., located in New York, the Company's most recent active primary marketmaker, went into bankruptcy resulting in the Company's temporary removal from quotation on the Electronic Bulletin Board. The Company has recently filed its Registration Statement on Form 10SB with the U.S. Securities and Exchange Commission and accordingly, files annual, periodic, and current reports required pursuant to Section 12(g) of the Exchange Act. It is anticipated that substantial trading of the Company's Common Stock will not commence until no further comments have been received from the Commission relative to the filing of the Registration Statement.

The following illustrates the Company's common and preferred stock authorized, issued, and outstanding at December 31, 1998.

Common Stock:

   Par Value                       $.001
   Shares Authorized                          100,000,000
   Shares Issued and Outstanding              47,629,592

Preferred Stock:

   Par Value (Stated Value .01)               $10.00
   Shares Authorized                          100,000
   Shares Issued And Outstanding              20,000

   Par Value                       $.01
   Shares Authorized                          1,000,000
   Shares Issued And Outstanding              101,217

NOTE 7 -  SUMMARY OF SUBSIDIARIES

The Company operates and/or maintains 9 wholly-owned subsidiaries. Certain of these subsidiary corporations are used to produce and/or market individual motion pictures or television productions. Currently, three of the motion picture production subsidiary corporations are active. World Wide Productions, Inc., for the purpose of producing the specialty television production tentatively entitled "Classic Car" (in production) and the feature length motion picture tentatively entitled "Along for the Ride" (in development); World Wide Entertainment, Inc., for the purpose of producing the feature length motion picture tentatively entitled "Mr. Corklesby" (in development); and World Wide Films Inc., which has recently completed the production of the feature length motion picture entitled "Shattered Illusions". The Company operates two diversified subsidiaries, one of which is related to the Company's core industry, World Wide Film and Television Institute, Inc. The Institute's business is the development, production, marketing, and implementation of educational symposiums, workshops, lectures and forums in areas covering the entertainment industry, specifically film and television financing, packaging, production, marketing/distribution, and the networking process that accompanies the entertainment business. Revenue is created primarily from the sale of tickets to these events. Primary symposiums are designed to be held annually and to accommodate 250 - 1000 people per event. Workshops are designed to be held in between the primary symposiums and to accommodate a maximum of 15 individuals. The symposium and workshop events are further designed to be duplicated in major cities around the country when and if appropriate.

The Company has made preliminary plans to enter into the business of providing medical home health care services to the general public and providing temporary nursing staff to hospitals and various other health care institutions through its subsidiary World Wide Medical Services Ltd.

NOTE 8   SUMMARY OF STOCK OPTIONS, EMPLOYMENT CONTRACTS,
         ASSOCIATES, POTENTIAL DILUTION,  CONTINGENT
         LIABILITY AND ACCRUED PROFESSIONAL FEES

The Company has provisions for the issuance of options to purchase shares of its Common Lettered Stock and certain of its Preferred Stock now issued has conversion provisions wherein the holder may convert his/her Preferred shares to Common Lettered Stock under certain conditions. There are one hundred and twenty one thousand two hundred seventeen (121,217) shares of Preferred Stock outstanding that is potentially convertible to shares of Common, dependent upon the market
price of the Common Stock as determined by one or more exchanges.   (See
table below for potential conversion of Preferred Stock to Common Stock.) The Company, from time to time, has entered into agreements to issue its Common Lettered Stock for certain goods and services and arrangements beneficial to the ongoing activities of the Company. Further, various employee contracts, non-exclusive associates agreements, and service or purchase contracts contain provisions for stock issuance. The Company expects to continue to enter into such agreements subject to all applicable securities law. The potential contingent dilution from the issuance of the above Common Stock for these purposes is nine million four hundred and ninety eight thousand three hundred forty (9,498,340) shares. At December 31, 1998, the Company had an unpaid contingent salary liability to its President and Chief Executive Officer, Paul D. Hancock. Mr. Hancock has waived this accumulated back salary of three million eighty thousand ($3,080,000) dollars. However, the corporation expects to approve either the issuance of Preferred and/or Common Stock or stock options as compensation therefor. Payment of accrued and previously expensed professional fees of two hundred and sixty nine thousand one hundred ninety one ($269,191) dollars (including legal, accounting and financial advisory services) have been waived by the providers of those services, who are also stockholders, and accounted for as contributed capital.

OUTSTANDING CONVERSION RATIO TO COMMON:
                  PREFERRED STOCK
                       Price per Share Conversion  Common

         Par        No. of    Conversion   Market Shares
Series   Value       Shares  Ratio*  Price   After Exchange

A        $10.00   20,000     1x1     $10.00 20,000
B        .01         717           1x20 10.00    14,340
C        .01         1,000   1x20  3.00 20,000
D&E      .01         26,000  1x20  5.00 520,000
F&G      .01         51,000  1x2     5.00   102,000
H&I      .01         15,000  1x10  5.00 150,000
J        .01         7,500   1x20  .10      150,000
         Totals      121,217                976,340

* Preferred to Common

Pursuant to recent shareholder action (Annual Shareholder's Meeting of January 30, 1999) to approve management recommendation, on September 24, 1998, the corporation's board of directors adopted resolutions, ("(a) to amend Article 3 of the Articles of Incorporation of the Company to add Section (12) stating that "the board of directors may effect a stock combination restructuring (reverse stock split) of the corporation's outstanding shares of Common Stock class of securities if the board of directors in their sole judgment believe such restructuring is in the best interest of the corporation"; and (b) file the foregoing amendment with the State of Michigan Securities Bureau the Company's state of incorporation to restate the Company's certificate of incorporation"), to amend the Company's Restated Certificate of Incorporation and Articles of Incorporation (the "Amendment") to: (i) effect a stock combination restructuring (reverse stock split) of the company's outstanding shares of the Common Stock class of securities (the "Reverse Split"), and (ii) to provide for the payment of cash in lieu of fractional shares otherwise issuable in connection therewith. In this regard, the Reverse Split, if effected, will not change the number of the company's authorized shares of Common Stock or the par value of the Common Stock.

NOTE 9    NOTES PAYABLE, LETTERS OF CREDIT, LINE OF CREDIT,
          PROMISSORY NOTE

The note holder holding the note comprising the long-term debt has agreed to waive payment until such time that the Company has sufficient working capital to accomplish its objectives. The Company was issued a standby irrevocable Letter of Credit from the Huntington Bank, Cleveland, Ohio (now Society Bank), in the amount of fifty thousand dollars ($50,000). The terms of the Huntington Bank Letter of Credit required that, if utilized, the Company would pledge as collateral a portion of its film and television product library. If the Letter of Credit were exercised, the resultant loan would be secured by a commensurate portion of the Company's film and television product library. The Huntington Bank terms also provided that the Company would continue to be able to sell or lease any portion of the product library as long as it retained sufficient material to secure any loans made as a result of the Letter of Credit. The Company currently utilizes a fifty thousand dollars ($50,000) primary line of credit with the Wells Fargo Bank of California, to accommodate its daily cash flow needs and occasionally uses its credit lines at other financial institutions and with its vendors and suppliers. The Company holds a Promissory Note for one hundred fifty thousand dollars ($150,000) from Mr. Gary T. Wittman payable to the Company in annual installments of twenty five thousand ($25,000) dollars each beginning April 30, 2000. The Note is secured by a pledge of high grade stocks comprising a portion of the Dow Jones Industrial average or similar quality securities and are valued at December 31, 1998 at two hundred and fifty thousand dollars ($250,000) or greater.

NOTE 10  YEAR 2000 ISSUE

The Year 2000 issue is the result of computer programs being written using two digits instead of four to define the applicable year. Any of the Company's computer programs that have time-sensitive software or facilities or equipment containing embedded micro-controllers may recognize a date using "00" as the year 1900 rather than the Year 2000. This could cause a system failure or miscalculations resulting in potential disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

The Company has assessed its hardware and software systems, which are comprised solely of an internal personal computer network and commercially available software products. Based on this assessment, the Company believes that its hardware and software systems are Year 2000 compliant. The Company has begun to assess the embedded system contained in its leased or expected to be leased equipment and expects to finish this assessment by the end of June 1999. At this time, the Company is uncertain whether the embedded systems contained in its leased or expected to be leased equipment are ready for the Year 2000. In addition, the Company is contacting its key vendors, suppliers,customers and other third parties to determine if there are any significant Year 2000 exposures which would have a material effect on the Company.

The Company is not yet aware of any Year 2000 issues relating to those vendors, suppliers, customers and other third parties with which the Company has a material relationship. There can be no assurance, however,that the systems of those vendors, suppliers, customers and other third parties on which the Company or its systems rely will not present Year 2000 problems that could have a material adverse effect on the Company.

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

Accordingly, management plans to devote the resources it considers appropriate to resolve all significant Year 2000 problems in a timely manner. This assessment is estimated to be completed no later than mid-1999. After completion of its Year 2000 assessment, the Company will develop contingency plans to reduce its Year 2000 exposure and expects to have such contingency plans in place by September 1999. Readers should understand that the dates on which the Company believes the Year 2000 project will be completed are based upon management's best estimates, which were derived utilizing assumptions of future events, including the availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Company's Year 2000 compliance project. A delay in specific factors that might cause differences between estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability of locating and correcting all relevant computer codes, timely responses to and corrections by third parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties.Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties and the interconnection of national and international businesses, the Company cannot ensure that its ability to timely and cost effectively resolve problems associated with the Year 2000 issue will not affect its operations and business, or expose it to third party liability.

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

DIRECTOR AND/OR
EXECUTIVE OFFICER                       FIRST ELECTED  TERM OF
NAME AND AGE             POSITION       OR APPOINTED    OFFICE
Charles Bailey          Chairman of the     1985       2000
Age 66                  Board of Directors

Paul D. Hancock         President/Chief     1977       Director/2000
Age 43                  Executive Officer              Officer/2015
                        and Director

A. Robert Sobolik       Exec. Vice President1981       Director/2000
Age 63                  Treasurer and Director         Officer/
                                                       Indefinite

Larry Epstein, Esq.     Secretary      1989       Director/1999
Age 50                  Director                       Officer/
                                                       Indefinite

John R. Woodward        Vice President, Film1982       Director/2001
Age 48                  Production and            Officer/
                        Director                       Indefinite

George T. Lindsey       Vice President, Creative1982   Director/2001
Age 61                  Development and                Officer/
                        Director                       Indefinite

James J. Aitken, C.P.A. Vice President, Finance1982    Director/2001
Age 62                  and Administration             Officer/
                        Director                       Indefinite

John Levingston         Vice President/Marketing  1983 Officer/
Age 72                  and Distribution               Indefinite
John D. Foley           Director            1990       1999
Age 48

Robert E. Capps, Jr.    Director            1990       1999
Age 48

Ben Whitfield Jr. Esq.  Director            1980       1999
Age 49

Brendan Cahill          Director            1986       2000
Age 52

Alex Trebek             Director            1987       1999
Age 58

Leroy J. Steele         Director            1987       1999
Age 76

Joseph Dyson, C.P.A.    Director            1983       2000
Age 62

Peter Lallos            Director            1988       2000
Age 65

Philip Langwald         Director            1985       2001
Age 92

Fred Baron              Director            1994       2001
Age 47

Charles Newirth         Director            1994       2001
Age 43

Brian J. Patnoe         Associate V.P.      1986       Indefinite
Age 40                  Administration

Michael Maghini         Associate V.P. 1985       Indefinite
Age 41                  Finance

David A. Toma           Associate V.P. 1990       Indefinite
Age 49                  Production

CHARLES C. BAILEY, age 66* - Mr. Bailey is the Chairman of the Board of the Company. Mr. Bailey has most recently been the producer of a variety of Broadway and other theatrical stage productions including the award winning musical "My One and Only" with Twiggy and Tommy Tune, "Stardust" with Sean Young, "Lucky Guy" with Faith Prince, and "Dream" with Lesley Ann Warren and Margaret Whiting. In addition, he is the Executive Producer of King Street Productions, a theatrical production company in New York City, which develops and produces Broadway and regional stage productions. Prior to his professional Broadway activities, Mr. Bailey was Senior Vice President of Thompson McKinnon Securities Inc. and previously Vice President of Prudential Bache Securities (now Prudential Securities), both in New York and two of Wall Street's leading investment banking firms. As a fully licensed investment banker with Prudential Bache and Thompson McKinnon, Mr. Bailey prepared a wide variety of multi-million dollar national municipal bond issues for the capital markets and was responsible for the underwriting of those and other issues. In conjunction with Mr. Bailey's investment banking responsibilities, he was the principal of O.B. Bailey Associates, a financial advisory service. He has been involved in international business and finance for more than 35 years, encompassing organizations and enterprises throughout the Orient, Europe, South America and the Middle East. He is a graduate of Hamilton College in New York and a member of several professional organizations including past National Director, International Director of the United States Junior Chamber of Commerce and Commission Chairman of Junior Chamber International (JCI).

PAUL D. HANCOCK*, age 43 - Mr. Hancock is the President and Chief Executive Officer of the Company. He is the founder and developer of its film/television production concept and corporate mission objectives, and has served as President and Chief Executive Officer since its inception. Prior to and during his tenure with the corporation, he has functioned as a production and business advisor to various film financing and production companies and has supervised the development/packaging and production of a wide variety of moderately budgeted/cost-controlled feature film and television projects. Mr. Hancock was responsible for leading one of the first exploratory film finance teams to the Wall Street capital markets in the late 1970's in order to develop and encourage motion picture financing by the investment banking community. He was instrumental in the formulation of entertainment industry relationships specifically in moderate budget feature film production financing with companies such as E.F. Hutton & Co.; Kidder, Peabody and Prudential-Bache Securities. Mr. Hancock has also been a lecturer on various aspects of the entertainment industry, entrepreneurship and finance at University Graduate Schools of Business, seminars and conferences, is a frequent radio talk show guest discussing independent film financing, production and marketing, and is published in various print media encompassing film and television industry topics. He has developed and maintained a specialized expertise in and conducted diverse consulting for motion picture and television financial packaging, specifically for public securities offerings, private sector investments and commercial banking. He was previously employed in a variety of management capacities in the theater and hotel businesses for Farber Enterprises and Ramada Incorporated. Mr. Hancock attended the Cranbrook Academies, Eastern Michigan University, and the University of California at Los Angeles. He belongs to several professional organizations including the Academy of Television Arts and Sciences.

A. ROBERT SOBOLIK*, age 63 - Mr. Sobolik is the Executive Vice President and Treasurer of the Company. He has previously held senior corporate positions including Vice President of Operations for Stratavision Inc. in Southern California specializing in computer software development. Mr. Sobolik has been a financial consultant and advisor to various international and U.S. Fortune 500 corporations including HRT Industries; Senior Consultant/financial services, Saudi Airlines in Saudi Arabia and Senior Project
Manager for Sierra Power Co. and the Texas Legislative Counsel. Prior to his consulting services, he was Project Manager and Director for computer systems in corporate development with the U.S. Borax Chemical Corporation and before that supervised computer operations, computer systems and corporate data processing. He has also been a Manager and Controller of computer operations for a major Los Angeles based corporation. Mr. Sobolik has served in corporate management for more than twenty-five years in business, finance and industry throughout the western U.S. and abroad.

LARRY EPSTEIN, age 50 - Mr. Epstein is the Secretary of the Company. He is a practicing attorney in Southern California He has been a sole practitioner since 1987 specializing in business, family and entertainment law. He was previously involved for three years as Executive Vice President and in-house legal counsel to Cherrystone Pictures, Inc., an independent feature film production company based in Los Angeles, and in that capacity oversaw all corporate and administrative fiduciary responsibilities of the company and orchestrated all documentation for domestic and international co-ventures and related agreements. Prior to his production company involvement, Mr. Epstein was a Senior Partner in the Los Angeles-based law firm of Abouaf, Epstein, Meyers & Gronemeier, specializing in business, tax, and entertainment law. He is a member of the State Bar of California, San Fernando Valley Bar Association, Los Angeles County Bar Association and The American Bar Association. Mr. Epstein has sat for 7 years as special referee and judge for the State Bar of California and is also currently Judge Pro Tem for the Superior Court, State of California, County of Los Angeles.

JOHN R. WOODWARD, age 48 - Mr. Woodward is the Vice President for Film Production of the Company. He is responsible for the technical production procedures of the film and television projects the Company produces or co-produces. His career has spanned more than 20 years of both independent and studio film and television production for numerous companies such as Twentieth Century Fox, Paramount Pictures, Sony Pictures, Jerry Bruckheimer Films and Castle Rock Entertainment. Including studio involvement, he was executive in charge of production for independent production
company Melco General, Incorporated in Los Angeles.   He has been a
senior member of the production team for a wide variety of film and television projects, including most recently "Liar Liar", "Gattaca", "Wild Thing", "Sweet Dreams", "Flashdance", "The Manitou", "Tales from the Crypt", "Young Guns II", "Universal Soldier", and the recent Academy Award nominated "Shawshank Redemption", among many others. Mr. Woodward has additionally been associated with and instrumental in productions at other major studios such as Warner Brothers, Columbia, Disney, the C.B.S. Studio Center, Samuel Goldwyn, and Bavaria-Atelier Studio in Germany. His television commercial background is varied having worked on commercials for the Sony Corporation, Lincoln- Mercury, and Pepsi. He has specialized training and expertise in pre-production through post production coordination and requirements, and film production budget control. He holds a Bachelor of Arts degree in Visual Arts, a Masters degree in Cinema Production, and is a member of the Director's Guild of America.

GEORGE T. LINDSEY, age 61 - Mr. Lindsey is the Vice President of Creative Development of the Company. He is responsible, with the production committee, for the selection and development of film projects for the Company. His film career spans over twenty-five years of literary and production film work. He has most recently completed writing feature film projects for New West Films Corp.
He has been associated in the past with film production houses and television stations, including service as an executive producer and director on the staff of the National Broadcasting Company and its
affiliate W.R.C.-T.V. and W.I.T.F.   Formerly, as President of a
motion picture production company, he produced documentaries and docudramas throughout Europe, Africa, and South America. He has worked with such talent as Eli Wallach, Henry Fonda, Raymond Massey, Leonard Nimoy, Brock Peters and Lorne Green. Mr. Lindsey has done in-depth work in the field of pre-production of motion picture projects and has earned over eighteen national film awards for film and television productions, including regional emmy awards, local emmy awards, the N.E.T. award for excellence in film production along with gold, silver and bronze medals in film production from the New York International Film Festival. He is a member of the Writer's Guild of America, West, Inc. and the Director's Guild of America.

JAMES J. AITKEN, age 62 - Mr. Aitken is the Vice President of Finance and Administration of the Company. He is responsible for the overall business management and administrative systems of the Company. He is a Certified Public Accountant and was formerly a Partner and Regional Manager for Ernst & Whinney (now Ernst & Young), a national and international public accounting firm. His experience while engaged in public accounting encompassed a wide variety of clients including many companies in the entertainment industry including television, radio, cablevision and professional sports teams. Mr. Aitken has led many conferences and advanced workshops in professional management and accounting sponsored by Ernst & Whinney. He has also been an instructor and professor of business and finance and accounting courses at the University level. He is a member of the American Institute of Certified Public Accountants and several other professional societies and organizations related to business management and finance.

JOHN D. FOLEY, age 48 - Mr. Foley is currently President, Worldwide Distribution for October Films and was previously Executive Vice President of City Cinemas, a theatrical exhibition corporation in New York, and Executive Vice President of Miramax Films overseeing all theatrical acquisitions and distribution. Prior to Miramax, he was President of MGM/UA and was recruited by MGM in 1987 as Vice President/Sales where he managed domestic sales in the Southern and Western divisions of the United States. In 1989 he was named President, managing all North American activities for the company. Certain recent Miramax and MGM production successes he was instrumental in include "Pulp Fiction", "Benny and Joon" and "Untamed Heart". Other past productions he has been instrumental in include "Rainman", "A Fish Called Wanda", and "Moonstruck". Mr. Foley began his film career in 1975 on the East Coast with Columbia Pictures. He held various management positions with Columbia during his tenure with the company, encompassing regional sales throughout the midwest and southern United States. In 1986, DeLaurentis Entertainment Co. recruited him as Vice President of Distribution to establish the distribution operations for the company's opening in 1986.


JOHN LEVINGSTON, age 72 - Mr. Levingston has been involved in the distribution, marketing, television syndication and packaging of motion picture projects both nationally and internationally for more than twenty years, working with such companies as A.B.C., Gotham-Rhodes Inc., Thompson International and has served as President of Cinema Systems Inc. His film industry background also includes authorship of original stories, one of which was for the feature film NAPOLEON & SAMANTHA and an original musical composition/co- production for ERA Records. Prior to his work in the motion picture industry, he created and marketed internationally high technological industrial instruments while working as a Vice President with companies such as Setco, Dynalube Incorporated, British-American Tobacco Co. in London and Batco Corporation in East Africa. He is the founder of the consulting firm of Levingston-Lehman specializing in financing and marketing research.

ROBERT E. CAPPS, JR., age 48 -   Mr. Capps, most recently Executive
Vice President-Film for United Artists, has been involved in the marketing, distribution and exhibition of feature motion pictures for more than 25 years. Formerly, Senior Vice President and General Sales Manager for Tri Star Pictures, he has been instrumental in the development of new film marketing technology strategies for the motion picture industry, primarily the theatrical market. He has been directly involved in the building and expansion of distribution departments for companies such as Columbia Pictures, Paramount Pictures, and MGM. Mr. Capps was an instrumental force over the span of his career in the distribution and exhibition of a wide variety of both major and independent feature films including such classic film productions as the "Terminator" films, "Legend of Boggy Creek", and "Where the Red Fern Grows". He has also been a consultant to such major domestic and international exhibitor chains as Mann, Loew's and AMC.

BENJAMIN WHITFIELD, JR., ESQ., age 49 - Mr. Whitfield is presently a practicing civil attorney with an emphasis in the field of entertainment law. He has served as United States Assistant District Attorney and as an Assistant Attorney General. Mr. Whitfield is a member of the law firm of Wright, Reed & Whitfield, P.C., one of the entertainment law firms serving the corporation.

BRENDAN CAHILL, age 52 - Mr. Cahill was most recently Vice President for Music and Creative Affairs for Universal Studios. Prior to his employment with Universal, he was Vice President in charge of creative affairs and musical director at Columbia Pictures and is currently a development and production consultant in the film/television industry and production consultant to Michael Phillips and Michael Douglas (Michael Douglas Productions). He has in the past been a personal advisor for production and musical affairs to Steven Spielberg (Amblin Light Entertainment), having been involved with such film projects as BACK TO THE FUTURE, CLOSE ENCOUNTERS OF THE THIRD KIND and E.T., THE EXTRA TERRESTRIAL. In the 1960's, Mr. Cahill was credited with being intregal in the success of such musical groups as the Birds, Jefferson Starship, and the Monkees, and was executive producer on the successfully syndicated television show, THE PARTRIDGE FAMILY for ABC. Other feature film and television production credits for Mr. Cahill include CALIFORNIA SUITE, THE BREAKFAST CLUB, OUT OF AFRICA, MIAMI VICE, and the Emmy Award winning MURDER SHE WROTE.

ALEX TREBEK, age 58 - Mr. Trebek has been involved in the television industry for over twenty-five years as a producer, host and innovator of a wide variety of entertainment shows. He has produced and hosted the internationally successful gameshow JEOPARDY which has been the second highest rated television show in syndication. Mr. Trebek was also the host of the successful television game show CLASSIC CONCENTRATION. As a television media executive, he is currently developing other projects for television and film as well. Mr. Trebek, originally from Sudbury, Ontario, Canada, worked for the Canadian broadcasting company (C.B.C.) throughout the 1960's and early 70's before relocating to the United States in 1973.

LEROY J. STEELE, age 76 - Mr. Steele's background encompasses over 40 years as an executive with various corporations within the United States and in Canada, including Executive Vice President and Chief Operating Officer for Bullock's company in Los Angeles, Vice President and General Manager for the Boston stores on the Eastern seaboard, and Chairman of the Board/Chief Executive Officer for A.J. Freeman Ltd. in Ottawa, Canada. Mr. Steele has also been a business management consultant and advisor for many years.

JOSEPH DYSON*, age 62 - Mr. Dyson is currently the President and Chief Executive Officer of Health Care Capital Corporation of California. He was formerly Vice President and Manager of Merrill Lynch White Weld Capital Groups, Western Region Health Care Finance Department and Vice President of First America, a financial consulting firm. In addition, he was a regional partner at Arthur Young & Co. and managing Vice President of Telco Capital Corporation. Prior to his private sector career, he was engaged at the Department of Health, Education and Welfare where he served as Acting Regional Program Director of the Hill-Burton Program as well as special consultant to other Regional Loan Offices. He is a Certified Public Accountant and has served as an official for the Securities and Exchange Commission.

PETER LALLOS, age 65 - Mr. Lallos was most recently Senior Vice President for the investment banking firm of Bear, Sterns & Co. in New York City. He has previously held senior corporate positions including Managing Director for Manufacturer's Hanover Trust Company, Senior Vice President - E.F. Hutton & Co. and Senior Vice President - Donaldson, Luftkin & Jenrette. Mr. Lallos' Wall Street expertise encompasses more than 25 years of investment banking, commercial banking and specialized public and corporate financing around the world.

PHILIP LANGWALD, age 92 - Mr. Langwald is Chairman Emeritus of the Board of Directors of the Company and is currently a retired municipal administrative executive. He has been involved with land development and appraising for real estate and managing the construction and development of shopping and residential areas in the midwestern United States. He was formerly with the United States Department of Labor and Internal Revenue Audit Division.

FRED BARON, age 47 - Mr. Baron is currently Senior Production Executive for Twentieth Century Fox Film Corp. where he is responsible for all phases of production oversight for all feature film production at the studio. Prior to his studio involvement, he was production representative at HBO, overseeing a wide range of features and M-O-Ws. Mr. Baron has also acted as co-producer on television productions such as TALES FROM THE CRYPT and production coordinator and production supervisor on a wide variety of independent motion picture/television production.

CHARLES NEWIRTH, age 43 - Mr. Newirth is currently an established independent producer and executive producer in the motion picture industry and has been responsible for the production of such major motion pictures as the recently released "Patch Adams" with Robin Williams, "City of Angels" with Meg Ryan and Nicolas Cage, the Academy Award winning and highly successful "Forrest Gump" with Tom Hanks, as well as "Bugsy" with Warren Beatty, "Toys" with Robin Williams, and "The American President" with Michael Douglas. His career in feature film production has also included production manager for such films as "Pretty in Pink", "Robocop", and "The Abyss". In addition, he has worked in other diverse senior production positions as production supervisor, production coordinator, and location manager.

BRIAN J. PATNOE, age 40 - Mr. Patnoe's tenure with the corporation began in 1987 as Executive Assistant in the areas of finance and administration. In 1989, he was elevated to the post of Associate Vice President, Administration, working as key liaison between senior officers of the corporation and members of the Board of Directors. His responsibilities also included monitoring and maintaining WWMPC's corporate due diligence data information, finance material information, and monitoring basic stockholder relations. He has worked closely with senior management of the company in the negotiations of co-financing production scenarios with domestic and foreign companies, consortiums, and independent financiers. Mr. Patnoe has also been associated with Siemen's and Motorola ISG as national accounts manager and McDonnell Douglas Corporation as a configuration management analyst and product definition specialist; both senior technical and analytical corporate administrative positions assuring quality control and infrastructure communications. He maintains a degree in Business Administration and Economics from California State University, Fullerton and a Masters in Business Administration from the University of Southern California.

MICHAEL MAGHINI, age 41 - Mr. Maghini was most recently Vice President with Eden Financial Group, a Wall Street investment banking firm providing wholesale financial products to associate brokerage firms around the country, as well as a Managing Partner and Vice President with Famco, Inc. a real estate holding company in New York City. Mr. Maghini's well established financial experience, including his executive association for investment with the Putnam's Golden Scale Council, and his membership in the Million Dollar Round Table Club, complement his past investment management and development training with Paine Webber. Prior to Paine Webber, he held an investment executive position with Thompson McKinnon Securities. Mr. Maghini has helped develop the investment banking division of a major New York financial firm and has also managed a variety of many diverse institutional and, private investment portfolios. He is a graduate of Southern Connecticut University where he received his Bachelor of Science Degree in Political Science and Economics.

DAVID A. TOMA, age 49 - Mr. Toma has most recently been associated with Cinema Research Corporation and Complete Post Inc. in Los Angeles responsible for managing all aspects of film and video post production and production processing. He has been instrumental in the development and growth of both companies to become two of the largest and highly sophisticated post production facilities in the motion picture industry. He has further been a consultant and advisor on post production techniques and procedures for several companies including Lorimar Entertainment. Mr. Toma was also engaged in several film production, marketing and editing capacities for the motion picture and television industry including Executive in Charge of Production for Laserus Entertainment Inc., a leading entertainment commercial company producing a wide variety of television programming; production/ marketing executive for Pacific Video Inc., a major post production facility; and post production supervisor for independent production company, Sun Classic Pictures Inc. Mr. Toma has specialized expertise in the implementation of favored nations agreements, extensive knowledge of electronic post production techniques, state of the art and conventional theatrical and video editing, as well as new mastering technologies for European and domestic delivery. His film and television credits include Robert Altman's POPEYE, THE LINCOLN CONSPIRACY, BEYOND AND BACK, the long-running television series SOAP and BENSON, and he was the recipient of an achievement Emmy Award from the Academy of Television Arts and Sciences for his contributions to the CBS Movie-of-the-Week BABIES HAVING BABIES.

* (Indicates members of the Executive Committee)

FAMILY RELATIONSHIPS

There are no family relationships among directors, executive officers or persons chosen by the Company to be nominated as a director or appointed as an executive officer of the Company or any of its affiliated subsidiaries.

Item 10.  Executive Compensation.

The summary compensation table below sets forth certain information for all compensation, including: annual, longterm and stock compensation paid for services rendered to the Company in all capacities for the fiscal years ended December 31, 1998, 1997, and 1996.

Summary Compensation Table
                   ANNUAL COMPENSATION
                                  Annual Compensation
Name and Principal Position
(a)                     Year(b)   Salary($)(c) Bonus ($)(d)Other Annual
                                  *, **, ***      Compensation ($)(e)
Charles Bailey**        1998      0          0         0
Chairman of the Board   1997      0          0         0
                        1996      0          0         0

Paul D. Hancock*/**     1998      340,000    0         0
President, CEO ***      1997      325,000    0         0
                        1996      310,000    0         0

A. Robert Sobolik*/**   1998      0          0         0
Exec. V.P./Treasurer    1997      0          0         0
                        1996      0          0         0

Larry Epstein*/**       1998      0          0         0
Secretary               1997      0          0         0
                        1996      0          0         0

John R. Woodward*/**    1998      0          0         0
Vice President          1997      0          0         0
                        1996      0          0         0

George T. Lindsey*/**   1998      0          0         0
Vice President          1997      0          0         0
                        1996      0          0         0
James J. Aitken*/**     1998      0          0         0
Vice President          1997      0          0         0
                        1996      0          0         0

John Levingston*        1998      0          0         0
Vice President          1997      0          0         0
                        1996      0          0         0

John R. Foley**         1998      0          0         0
Director                1997      0          0         0
                        1996      0          0         0

Robert E. Capps Jr.**   1998      0          0         0
Director                1997      0          0         0
                        1996      0          0         0

Benjamin Whitfield Jr.**    1998          0  0         0
Director                1997      0          0         0
                        1996      0          0         0

Brendan Cahill**        1998      0          0         0
Director                1997      0          0         0
                        1996      0          0         0

Alex Trebek**           1998      0          0         0
Director                1997      0          0         0
                        1996      0          0         0

LeRoy J. Steele**       1998      0          0         0
Director                1997      0          0         0
                        1996      0          0         0

Joseph Dyson**          1998      0          0         0
Director                1997      0          0         0
                        1996      0          0         0

Peter Lallos**          1998      0          0         0
Director                1997      0          0         0
                        1996      0          0         0

Philip Langwald**       1998      0          0         0
Director                1997      0          0         0
                        1996      0          0         0

Fred Baron**            1998      0          0         0
Director                1997      0          0         0
                        1996      0          0         0

Charles Newirth**       1998      0          0         0
Director                1997      0          0         0
                        1996      0          0         0

Brian J. Patnoe*        1998      0          0         0
Assoc. V.P.             1997      0          0         0
                        1996      0          0         0

Michael Maghini*        1998      0          0         0
Assoc. V.P.             1997      0          0         0
                        1996      0          0         0

David A. Toma*          1998      0          0         0
Assoc. V.P.             1997      0          0         0
                        1996      0          0         0


                        Awards               Payouts       All Other
                                             Securities    Compensation

                                             Underlying    (#)(i)
                                             Options/SARs(#)(g)
                   Restricted Securities
                   Stock Award(s) Underlying
                   ($)(f)         Options/SARs(#)(g)


                        1998 - 25,000   0         0        0
Charles Bailey**        1997 - 10,000      0 0         0
Director                1996 - 0        0         0        0

                        1998 - 0        250,000   0        0
Paul D. Hancock*/**     1997 - 0        250,000   0        0
President, CEO ***      1996 - 0        250,000   0        0

                        1998 - 0        25,000    0        0

A. Robert Sobolik*/**   1997 - 0        25,000    0        0
Exec. V.P./Treasurer    1996 - 0        25,000    0        0

                        1998 - 25,000   500,000   0        0
Larry Epstein*/**       1997 - 25,000   500,000   0        0
Secretary               1996 - 25,000   500,000   0        0

                        1998 - 0        50,000    0        0
John R. Woodward*/**    1997 - 0        50,000    0        0
Vice President          1996 - 0        50,000    0        0

                        1998 - 0  25,000     0         0
George T. Lindsey*/**   1997 - 0        25,000    0        0
Vice President          1996 - 0        25,000    0        0

                        1998 - 0        25,000    0        0
James J. Aitken*/**     1997 - 0        25,000    0        0
Vice President          1996 - 50,000   25,000    0        0

                        1998- 0         20,000    0        0
John Levingston*        1997- 0         20,000    0        0
Vice President          1996- 0         20,000    0        0

                        1998 - 0        100,000   0        0
John R. Foley**         1997 - 0        100,000   0        0
Director                1996 - 0        100,000   0        0

                        1998 - 0        50,000    0        0
Robert E. Capps Jr.**   1997 - 0        50,000    0        0
Director                1996 - 0        50,000    0        0

                        1998 - 0  25,000     0         0
Benjamin Whitfield Jr.**      1997 - 0  25,000    0        0
Director                1996 - 0        25,000    0        0

                        1998 - 0        20,000    0        0
Brendan Cahill**        1997 - 0        20,000    0        0
Director                1996 - 0        20,000    0        0

                        1998 - 0        20,000    0        0
Alex Trebek**           1997 - 0        20,000    0        0
Director                1996 - 0        20,000    0        0

                        1998 - 0        0         0        0
LeRoy J. Steele**       1997 - 0        0         0        0
Director                1996 - 0        0         0        0

                        1998 - 0        25,000    0        0
Joseph Dyson**          1997 - 0        25,000    0        0
Director                1996 - 50,000   25,000    0        0

                        1998 - 0        0         0        0
Peter Lallos**          1997 - 0  0          0         0
Director                1996 - 0        0         0        0

                        1998 - 0        0         0        0
Philip Langwald**       1997 - 0        0         0        0
Director                1996 - 0        0         0        0

                        1998 - 0        0         0        0
Fred Baron**            1997 - 0        0         0        0
Director                1996 - 0        0         0        0

                        1998 - 0        0         0        0
Charles Newirth**       1997 - 0        0         0        0
Director                1996 - 0        0         0        0

                        1998 - 0        100,000   0        0
Brian J. Patnoe*        1997 - 0        100,000   0        0
Assoc. V.P.             1996 - 0        100,000   0        0

                        1998 - 0        10,000    0        0
Michael Maghini*        1997 - 0        10,000    0        0
Assoc. V.P.             1996 - 0        10,000    0        0

                        1998 - 0        0         0        0
David A. Toma*          1997 - 0        0         0        0
Assoc. V.P.             1996 - 0        0         0        0
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

*** Indicates - The President and Chief Executive Officer has
waived his accumulated back salary of $3,095,000.   Also, he has
agreed to waive his current salary indefinitely as long as the
Company does not have sufficient funds on hand.  In return he has agreed to also accept common stock, or preferred convertible stock of the Company at $.10 per share equivalent or mutually agreeable stock options in lieu of cash, at the Company's discretion, except in the event of a merger or takeover of the Company in which he descents.

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
TITLE          NAME OF                  BENEFICIAL     PERCENT
OF CLASS  BENEFICIAL OWNERSHIP          OWNERSHIP      OF  CLASS

OFFICERS AND DIRECTORS
Common    James J. Aitken               200,000            .43%
          Vice President, Fin. & Adm.   Sole Ownership
          Corporate Director                Sole Voting Power
          12199 55th Ave.
          Remus, MI 48340

Common    Charles C. Bailey             195,000             .40%
          Chairman of the Board         Sole Ownership
          42 King Street                Sole Voting Power
          New York, NY 10014

Common    Fred Baron                    100,000             .22%
          Corporate Director            Sole Ownership
          531 N. Lillian Way            Sole Voting Power
          Los Angeles, CA 90004

Common    Brendan Cahill                250,000             .54%
          Corporate Director            Sole Ownership
          1141 Marilyn Drive            Sole Voting Power
          Beverly Hills, CA 90210

Common    Robert E. Capps, Jr.          350,000             .76%
          Corporate Director            Sole Ownership
          c/o 2120 Main St., Suite 180  Sole Voting Power
          Huntington Beach, CA 92648

Common    Joseph Dyson                  215,000             .47%
          Corporate Director            Sole Ownership
          8720 Cliffridge               Sole Voting Power
          La Jolla, CA 92037

Common    Larry Epstein, Esq.           601,667             1.25%
          Secretary                     Sole Ownership
          Corporate Director            Sole Voting Power
          11733 Baird Ave.
          Northridge, CA 91326

Common    John D. Foley                 300,000             .65%
          Corporate Director            Sole Ownership
          c/o 2120 Main St., Suite 180  Sole Voting Power
          Huntington Beach, CA 92648

Common    Paul D. Hancock               8,770,444  19.03%
          President/C.E.O.              Sole Ownership
          Corporate Director            Sole Voting Power
          124 8th Street, #8
          Huntington Beach, CA 92648

Common    Peter Lallos                  125,000             .27%
          Corporate Director            Sole Ownership
          31 Woodfield Court            Sole Voting Power
          Laurel Hollow, NY 11791
Common    Philip Langwald               500,000             1.08%
          Chairman Emeritus/            Sole Ownership
          Corporate Director                 Sole Voting Power
          16032 Lemond Hills Trail #173
          Del Ray Beach, FL 33446

Preferred Philip Langwald               2,500
          Chairman Emeritus/            Sole Ownership
          Corporate Director            Sole Voting Power
          16032 Lemond Hills Trail #173
          Del Ray Beach, FL 33446

Common    John Levingston               15,000              .03%
          Vice President, Marketing     Sole Ownership
          & Distribution                Sole Voting Power
          13642 Havenwood Drive
          Garden Grove, CA 92643

Common    George T. Lindsey             692,750             1.50%
          Vice President, Creative      Sole Ownership
          Development/Corporate Director     Sole Voting Power
          10412 Pacific St., #106
          Omaha, NE 68114

Common    Michael Maghini               283,750             .55%
          Associate Vice President, Finance  Sole Ownership
          48 Stonewall Lane                  Sole Voting Power
          Madison, CT 06443-2248

Common    Charles Newirth               125,000             .27%
          Corporate Director            Sole Ownership
          c/o 2120 Main St., Suite 180  Sole Voting Power
          Huntington Beach, CA 92648

Common    Brian J. Patnoe               932,202             2.02%
          Associate Vice President,     Sole Ownership
          Administration                Sole Voting Power
          12553 Wedgewood Circle
          Tustin, CA 92780

Preferred Brian J. Patnoe               55,000              2.02%
          Associate Vice President,
          Administration
          12553 Wedgewood Circle
          Tustin, CA 92780

Common    A. Robert Sobolik             202,000             .44%
          Executive Vice President/Treasurer Sole Ownership
          Corporate Director            Sole Voting Power
          11453 Tortuga St.
          Cypress, CA 90630

Common    LeRoy J. Steele               50,000              .11%
          Corporate Director            Sole Ownership
          1977 Gramercy Place           Sole Voting Power
          Los Angeles, CA 90068

Common    David A. Toma                 125,000             .27%
          Associate Vice President, Production     Sole Ownership
          21000 Burton Street           Sole Voting Power
          Canoga, CA 91304

Common    Alex Trebek                   350,000             .76%
          Corporate Director            Sole Ownership
          c/o 2120 Main St., Suite 180  Sole Voting Power
          Huntington Beach, CA 92648

Common    Benjamin Whitfield, Jr., Esq. 78,000              .17%
          Corporate Director            Sole Ownership
          9000 E. Jefferson, Apt. 14-3  Sole Voting Power
          Detroit, MI 48214

Common    John R. Woodward              175,071             .38%
          Vice President, Film Production    Sole Ownership
          Corporate Director            Sole Voting Power
          850 Alabama Dr., Rte. 2
          Lone Pine, CA 93545

          OFFICERS & DIRECTORS AS A GROUP    15,110,884     32.71%
OWNERS OF 5% OR MORE OF THE COMPANY'S COMMON EQUITY
Common    Paul D. Hancock               8,770,444      19.03%
          President/C.E.O.              Sole Ownership
          Corporate Director            Sole Voting Power
          124 8th St., #8
          Huntington Beach, CA 92648

Common    Richard D. McLellan, Esq.     2,559,164      7.72%
          c/o 2120 Main St., Suite 180  Sole Ownership
          Huntington Beach, CA 92648    Sole Voting Power

Common    Gordon Estate                 2,658,097      5.77%
          c/o 2120 Main St., Suite 180  Sole Ownership
          Huntington Beach, CA 92648    Sole Voting Power

The foregoing totals are based upon Forty Seven Million Six Hundred Twenty Nine Thousand and Five Hundred and Ninety Two (47,629,592) common shares of the Company issued and outstanding stock as of December 31, 1998.

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