Form 10KSB/A
period 1998-12-31
WORLD WIDE MOTION PICTURES CORP
filed 1999-06-09
CIK 1005502

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington D.C. 20549

                          FORM 10-KSB/A-1

     (x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

              For the period ended December 31, 1998

                                OR

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                    Commission File No. 0-27454

                        -------------------

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

/s/  REED & TAYLOR, CPAs, P.C.

Reed & Taylor, CPAs, P.C.
Detroit, Michigan
April 19, 1999

Consolidated Balance Sheets
     WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
          FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                              AUDITED

                                   1998          1997
Assets                             -------       -------
Cash                               28,726        56,541
Accounts receivable                28,382        25,226
Note receivable                    150,000       150,000
Work in process                    438,606       436,985
Completed motion pictures/
Television productions             12,491,111    12,026,111
Film properties (screenplays/teleplays)    1,680,967 1,680,967
Equipment                          49,937        46,437
Other assets                       54,500        49,000
Less accumulated depreciation      (1,480,493)   (1,016,660)
Total assets                       $13,441,736   $13,454,607

Liabilities
Accounts payable                   3,246         5,053
Common stock payable               61            1,124
Preferred stock payable            80            30
Notes payable                      16,300        16,300
Total liabilities                  19,687        22,507

Stockholders' equity
Common Stock $.001 Par Value, 100,000,000
shares authorized, 47,629,592 issued      47,629 47,034
Preferred Stock $.01 Par Value, 1,000,000
shares authorized, $10.00 Par Value 100,000
Shares authorized, 121,217 issued  1,212         1,212
Additional paid-in capital         14,835,152    14,350,994
Retained earnings deficit          (1,461,944)   (967,140)
Total Stockholders' Equity         $13,422,049  $13,432,101
Total Liabilities and
Stockholders' Equity               $13,441,736  $13,454,607

<F1>
See Notes to Consolidated Financial Statements

Consolidated Statements of Income
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1998 and 1997
AUDITED

                                   1998      1997

                                   --------  --------
Revenues                           $ 28,772  287,837

Operating expenses:
     Administrative                  59,743   18,143
Provision for depreciation          463,833  434,004

        Total operating expense     523,576  452,147
     Net income (loss)             (494,804) $(164,310)

Earnings available to common stockholders        $0    $0

Earnings per common share, assuming
  full dilution                         $0   $0

<F1>
See Notes to Consolidated Financial Statements

Consolidated Statement of Cash Flows
     WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS
          FOR THE YEARS ENDED DECEMBER 31, 1998 and 1997
                              AUDITED
                                            1998      1997
                                            -------   -------
Cash flows from operating activities:

Net income (loss)                           $(494,804)    $(164,310)

Adjustments to reconcile net income (loss) to net cash provided by or used in operating activities:

  Depreciation                              $463,833         434,004
  Allocation of overhead to asset                             29,650

Changes in assets and liabilities:
  Increase in notes and accounts receivable $  (3,156)     (173,722)
  Increase (decrease) in accounts payable      (2,820)        5,972
  Decrease in customer deposit                   -0-       (115,000)
Net cash provided by (used in) operating activities     (36,947)16,594

Investing activities:

  Purchase of equipment                     $(3,500)            -0-
  Increase in work in process               $(1,621)       (436,991)
Cash used in investing activities            (5,121)      $(436,991)

Financing activities:

Proceeds from issuance of stock             $ 14,253         280,620

Net decrease in cash                        $(27,815)      (139,777)
Cash balances - beginning of year           $ 56,541 196,318
Cash balances - end of year                 $ 28,726       $  56,541

Supplemental cash flow information
  Noncash investing and financing activities
    Common and preferred stock
    issued for services and product         $26,800

<F1>
See Notes to Consolidated Financial Statements

Stockholders' Equity
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
AUDITED

         Number of
         Outstanding
              Shares    Par        Additional    Retained
         Common   Preferred    Amount  Paid-in Capital  Earnings  Total
         -------  ---------  ------- -----------  ---------   ------
Balances,
Dec. 31,
1997 47,033,790   121,217    48,246  14,350,994  (967,139) 13,432,101

Stock
issued   595,500     0       595                 (484,158) 484,753

Net loss,
 year
 ended
 Dec. 31,
 1998                                            494,804   (494,804)

Balances,
 Dec. 31,
 1998    47,629,290  121,217  48,841  14,835,152 (1,461,944) 13,422,049

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

The Company's film and television completed product library consists of newly produced and historical film and videotaped product and rights thereto purchased as an investment and/or to be marketed by leasing and/or rental to a wide variety of domestic and international outlets. Many film and television libraries such as the Company's that were purchased for investment over a span of many years, have appreciated considerably in value as a direct result of new and emerging technologies, revived or newly created public appeal for a certain performer or genre, unique applications of particular production process (special digital effects) and standard and newly developed non-theatrical ancillary markets throughout the world. New technological advances such as DVD (Digital Video Disk), HDTV (High Definition Television), CD-ROM, DVD ROM, DVD Audio and Internet applications have enhanced and are greatly expanding resale and leasing potential of film or television product.

The film and television product inventory of the Company is regularly reviewed and evaluated on a film-by-film basis by the Company's management and periodicaly appraised by outside independent appraisal. Forecasting any film or television project's future revenues is a difficult and uncertain art, even for major film distributors and television syndicators. The accounting principles and industry practices in these areas leave unusual discretion with the film and/or television company executives and often result in "unusual" changes in individual periods. There is no generally accepted definitive industry consensus for valuing motion picture and television inventory, the value may be buried among films currently in release, television productions currently in broadcast, film and television productions under development or in production, distribution/syndication contracts, participation agreements, performer and production related contracts, and the ubiquitous 'other'. FASB Statement of Financial Accounting Standards No. 53, paragraph entitled "Inventory Valuation" states "16. Unamortized production and exploitation costs shall be compared with 'net realizable value' for each reporting period on a film-by-film basis;" and in the paragraph entitled "Net Realizable Value" it states, "Net Realizable Value" is the estimated selling price (rental value) in the ordinary course of business less estimated cost to complete and exploit in a manner consistent with realization of that income". The accounting profession is currently reviewing the problem of how to fairly report film inventory on financial statements. Since the FASB guidelines do not apply directly to the Company's particular situation, in an effort to conform as closely as possible to the guidelines and in accordance with management's recent receipt of commentary from the Securities and Exchange Commission, the Company has revalued its inventory of film and television product, resulting in a reduction of net realizable value of four million and ninety one thousand nine hundred and fifty ($4,091,950) dollars in the stated value of such inventory on the December 31, 1997 balance sheet. Also, a depreciation policy has been adopted to amortize the film and television inventory over a 10-year period. The Company has instituted a 10-year depreciation schedule which will result in the amortization of 33-1/3% of the film and television product inventory to be marketed over the next three years. Although the Company has on its Board of Directors and professional staff personnel qualified to estimate the value of its film and television inventory, for internal verification purposes, it retained the services of an independent appraiser who reviewed the Company's film and television completed product library, ensuring a greater measure of objectivity as regards the carrying amount of such inventory on the Company's December 31, 1998 balance sheet.

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

The Company presents an "unclassified" balance sheet. Cash includes cash on deposit in checking and savings accounts with no cash equivalents at December 31, 1998 and 1997.

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

NOTE 3    EARNINGS PER SHARE

As a result of a net loss from operations for years ended December 31, 1997 and 1998, there are no earnings per Common share for such periods. As a result of such net losses, there are no fully diluted earnings per Common share after potential conversion of all convertible Preferred shares.

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

Since November 1983, the Company's shares of Common Stock have traded on the over-the-counter market. The Company is currently a fully reporting Rule 144 Regulation D publicly-held corporation. The Company's NQB (National Quotations Bureau) call symbol is WWMP and its Standard & Poors Cusip no. is 981536 10 5. The Company has advised its stockholders and the public that it expects to apply for NASDAQ quotation and/or quotations on other primary and/or secondary exchanges. The Company's common stock is thinly traded at this printing primarily through "inter-dealer trades". The Company has previously been quoted on the OTC (Over-The-Counter) Electronic Bulletin Board. Castle Securities Inc., located in New York, the Company's most recent active primary marketmaker, went into bankruptcy resulting in the Company's temporary removal from quotation on the Electronic Bulletin Board. The Company has recently filed its Registration Statement on Form 10SB with the U.S. Securities and Exchange Commission and accordingly, files annual, periodic, and current reports required pursuant to Section 12(g) of the Exchange Act. It is anticipated that substantial trading of the Company's Common Stock will not commence until no further comments have been received from the Commission relative to the filing of the Registration Statement.

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

OUTSTANDING CONVERSION RATIO FROM PREFERRED TO COMMON:
                  Preferred Stock
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

* Preferred to Common

NOTE 9   COMMON STOCK RESTRUCTURING

Pursuant to recent shareholder action (Annual Shareholder's Meeting of January 30, 1999) to approve management recommendations, on September 24, 1998, the corporation's Board of Directors adopted resolutions (a) "to amend Article 3 of the Articles of Incorporation of the Company to add Section (12) stating that "the Board of Directors may effect a stock combination restructuring (reverse stock split) of the Corporation's outstanding shares of Common Stock class of securities if the Board of Directors in their sole judgment believe such restructuring is in the best interest of the Corporation"; and (b) "file the foregoing amendment with the State of Michigan Securities Bureau, the Company's state of incorporation, to restate the Company's certificate of
incorporation").   This action, if taken by the Company's Board
of Directors, would mend the Company's Restated Certificate of Incorporation and Articles of Incorporation (the "Amendment") to:
(i) effect a stock combination restructuring (reverse stock split) of the Company's outstanding shares of the Common Stock class of securities (the "Reverse Split"), and (ii) to provide for the payment of cash in lieu of fractional shares otherwise issuable in connection therewith. In this regard, the Reverse Split, if effected, will not change the number of the Company's authorized shares of Common Stock or the par value of the Common Stock.

NOTE 10   NOTE RECEIVABLE, NOTE PAYABLE, LETTERS OF CREDIT,
          LINE OF CREDIT, PROMISSORY NOTE

The note holder holding the note payable in the amount of $16,300 has agreed to waive payment until such time that the Company has sufficient working capital to accomplish its objectives. The Company was issued a standby irrevocable Letter of Credit from the Huntington Bank, Cleveland, Ohio (now Society Bank), in the amount of fifty thousand dollars ($50,000) to serve as a secondary standby line of credit. The terms of the Huntington Bank Letter of Credit required that, if utilized, the Company would pledge as collateral a portion of its film and television product library. If the Letter of Credit were exercised, the resultant loan would be secured by a commensurate portion of the Company's film and television product library. The Huntington Bank terms also provided that the Company would continue to be able to sell or lease any portion of the product library as long as it retained sufficient material to secure any loans made as a result of the Letter of Credit. The Company currently utilizes a fifty thousand dollars ($50,000) primary line of credit with the Wells Fargo Bank of California, to accommodate its daily cash flow needs and occasionally uses its credit lines at other financial institutions and with its vendors and suppliers. The Company holds a Promissory Note for one hundred fifty thousand dollars ($150,000) from Mr. Gary T. Wittman payable to the Company in annual installments of twenty five thousand ($25,000) dollars each beginning April 30, 2000. The Note is secured by a pledge of high grade stocks comprising a portion of the Dow Jones Industrial average or similar quality securities and are valued at December 31, 1998 at two hundred and fifty thousand dollars ($250,000) or greater.

NOTE 11  YEAR 2000 ISSUE

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

Item 13.  Exhibits and Reports on Form 8-K.

N/A

                              SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                         WORLD WIDE MOTION PICTURES CORPORATION

June 7, 1999        /s/       A. Robert Sobolik

                              A. Robert Sobolik
                              Executive Vice President/Treasurer