Form 10QSB
period 1999-03-31
WORLD WIDE MOTION PICTURES CORP
filed 1999-06-09
CIK 1005502

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington D.C. 20549

                            FORM 10-QSB

   (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                          MARCH 31, 1999

                                OR

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                    Commission File No. 0-27454
                              -----

              WORLD WIDE MOTION PICTURES CORPORATION
          (Name of small business issuer in its charter)

            MICHIGAN                   33-0081215
(State or other jurisdiction       (I.R.S. Employer
incorporation or organization)     Identification No.)

      2120 MAIN STREET, SUITE 180, HUNTINGTON BEACH, CA 92648
       (Address of principal executive offices)  (Zip Code)

                          (714) 960-7264
                    (Issuer's telephone number)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practical date:
47,882,890 shares of Common Stock (par value $.001 per share) outstanding on June 3, 1999.


                  Part I.  Financial Information

Item 1.   Financial Statements

Consolidated Balance Sheets
     WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                                         March 31,     Dec. 31,
                                              1999         1998
                                         ---------     --------
                                       (Unaudited)
Assets
Cash                                       $24,266      $28,726
Accounts receivable                         56,752       28,382
Note receivable                            150,000      150,000
Work in process                            438,606      438,606
Completed motion pictures/Television productions 12,491,11112,491,111
Film properties (screenplays/teleplays)  1,680,967    1,680,967
Property and equipment                      49,937       49,937
Other assets                                54,500       54,500
Less accumulated depreciation          (1,480,493)  (1,480,493)
Total Assets                           $13,465,646   13,441,736

Liabilities
Accounts payable                            18,246        3,246
Common stock payable                            61           61
Preferred stock payable                         80           80
Notes payable                               16,300       16,300
Total Liabilities                           34,687       19,687

Stockholders' Equity
Common Stock $.001 Par Value,
100,000,000 shares authorized
47,882,890 and 47,629,290 shares issued     47,883       47,629
Preferred Stock $.01 Par Value, 1,100,000
shares authorized, 121,217 issued            1,212        1,212
Additional paid-in capital              14,861,638   14,835,152
Retained-earnings deficit              (1,479,774)  (1,461,944)
Total Stockholders' Equity              13,430,959   13,422,049
Total Liabilities and Stockholder's Equity      $13,465,646$13,441,736

<F1>
The accompanying 1998 yearend notes are an integral part of these financial statements.

Consolidated Statements of Income
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)


                                        Three months ended
                                              March 31,
                                        -------------------
                                        1999      1998
                                        ----      ----
Revenues                               $ 28,370  $  800
Operating expenses:
     Administrative                      46,200   1,840
     Depreciation (allocated annually)      -       -
        Total operating expense          46,200   2,640
     Net income (loss)                $(17,830) $(1840)
Earnings available to common stockholders    $0      $0
Earnings per common share, assuming full dilution      $0     $0

<F1>
The accompanying 1998 yearend notes are an integral part of these financial statements.

Consolidated Statement of Cash Flows
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

                                               Three months ended
                                              March 31,
                                               -------------------
                                           1999    1998
                                           ----    ----
Cash flows from operating activities:

Net Income (loss)                     $(17,830)$(1,840)

Adjustments to reconcile net income (loss) to net cash provided by or used in operating activities:

Depreciation - allocated annually

Changes in assets and liabilities:
  (Increase) Decrease in accounts receivable$(28,370)$ 519
  Increase (Decrease) in accounts payable15,000  $(738)

Net cash provided by (used in) operating
activities:                            (13,370) $(219)

Investing activities:

  Investment work-in-process                -      $495

  Net cash used in investing activities:           $495

Financing activities:

  Proceeds from issuance of stock           -  (31,100)

  Net cash provided by financing activities:-  (31,100)

Net increase/decrease in cash           (4,460)(32,664)

Cash balance - beginning of quarter      28,726  56,541

Cash balance - end of quarter          $ 24,266$ 23,877

<F1>
The accompanying 1998 yearend notes are an integral part of these financial statements.
<F2>
During the first quarter ending March 31, 1999, 253,600 common shares and 0 preferred shares were issued for product and services provided by or provided to the Company.

Consolidated Statement of Stockholder's Equity
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
DECEMBER 31, 1998 THROUGH END OF QUARTER MARCH 31, 1999
(unaudited)


              Number of
              Outstanding          Additional    Retained
              Shares    Par        Paid-In  Earnings
         Common   Preferred Amount Capital  (Deficit) Total
         -------- ----- ---  -----------    --------- -----

Balances
Dec. 31,
1998    47,629,290 121,217 48,84114,835,152$(1,461,944)$13,422,049

Stock
issued     253,600            254    26,486                 26,740


Net loss                                         17,830   (17,830)

Balances,
March 31,
1999    47,882,890 121,217$49,09514,861,638$(1,479,774)$13,430,959

<F1>
The accompanying 1998 yearend notes are an integral part of these financial statements.
<F2>

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

/s/ REED & TAYLOR, CPAs, P.C.

Reed & Taylor, CPAs, P.C.
Detroit, Michigan
April 12, 1998


         WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (unaudited)

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

NOTE 3    EARNINGS PER SHARE

As a result of a net loss from operations for years ended December 31, 1997 and 1998 and quarter ending March 31, 1999, there are no earnings per Common share for such periods. As a result of such net losses, there are no fully diluted earnings per Common share after potential conversion of all convertible Preferred shares.

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

LIQUIDITY AND CAPITAL RESOURCES

Management's discussion and analysis of financial condition and results of operation should be read in conjunction with the consolidated financial statements and related notes. In fiscal 1997 and 1998 the Company continued its involvement in a variety of feature film and television projects relative to development, acquisitions, packaging, production and marketing/distribution activities. The Company also continued to pursue potential diversified business opportunities that have cash flow possibilities. In order to finance its operations, working capital needs and capital expenditures, the Company utilized revenue from licensing fees, loans, proceeds from the private sale of equity securities, deferred compensation, profit participation, and equity in exchange for services and product. In accordance with the Securities and Exchange Commission "Regulation D", and subject to Rule 144 restrictions, the Company issued 0 shares of its common stock and 0 shares of its preferred stock in the first quarter of 1998 for cash and 76,070 shares of its common stock and 0 shares of its preferred stock for product and services. During the first quarter ending March 31, 1999, the Company issued 0 shares of common stock and 0 shares of preferred stock for cash and 253,600 shares of common stock and 0 shares of preferred stock for product and services provided by or provided to the Company. Further, in 1994, the Company entered into a loan agreement with Huntington National Bank whereby the Company obtained a letter of credit in the aggregate maximum amount of $50,000. The letter of credit was for a period of 12 months and the agreement expired in February, 1995. The Company did not find it necessary to borrow under that
agreement.   This credit arrangement remains available to the
registrant under the same above terms and conditions. The Company uses its primary business loan ($50,000) line of credit provided by Wells Fargo Bank for current cash flow needs and occasionally its credit lines at other financial institutions, and with its suppliers.

The Company's principal liquidity at March 31, 1998 included cash of $23,877 and net accounts receivable of $611,198, and at March 31, 1999 cash of $24,266 and net accounts receivable of $56,752. The Company's liquidity position has remained sufficient enough to support on-going general administrative expense, pilot programs, strategic position, and the garnering of contracts, relationships and film and television product for addition to the Company's library, and the financing, packaging, development and production of two feature films and two television projects. Although the Company during 1997 and 1998 experienced revenue, unless the Company has an influx of additional capital, the Company will not be able to accomplish its planned objectives and revenue projections. Accordingly, the Company intends to resolve and provide for its liquidity needs as well as provide for the needed capital resources to expand its operations through a future proposed public offering of its common shares to the public. It is anticipated that such an offering will commence within the next 24 months for an amount to be determined by the Company and underwriter(s).

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

None

Item 3. Defaults Upon Senior Securities

N/A

Item 4. Submission of Matters to a Vote of Security Holders

On January 9, 1999, the Company filed Proxy material with the Securities and Exchange Commission in accordance with Rule 14(a). The proxy statement requested shareholders to vote for management's nominees to the Company's Board of Directors. Management's recommendation's were elected; 25,015,888 shares in favor, 50,250 shares opposed, and 7,000 shares abstained.

Management also requested shareholders to approve a combination restructuring of the outstanding stock of the Company (reverse split). The shareholders approved the restructuring as filed with the Securities and Exchange Commission in accordance with Rule 14(a), 25,016,888 shares in favor, 50,250 shares opposed, and 6,000 shares abstained.

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