Form 10QSB
period 1999-06-30
WORLD WIDE MOTION PICTURES CORP
filed 1999-08-27
CIK 1005502

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington D.C. 20549

                            FORM 10-QSB

   (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                           JUNE 30, 1999

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

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practical date:
48,012,890 shares of Common Stock (par value $.001 per share) outstanding on July 1, 1999.


                  Part I.  Financial Information

Item 1.   Financial Statements

Consolidated Balance Sheets
     WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                                          June 30,      Dec 31,
                                              1999         1998
                                         ---------     --------
                                                  (Unaudited)      (Audited)
Assets
Cash                                       $24,179      $28,726
Accounts receivable                         56,752       28,382
Note receivable                            150,000      150,000
Work in process                            438,606      438,606
Completed motion pictures/Television productions 12,491,11112,491,111
Film properties (screenplays/teleplays)  1,680,967    1,680,967
Property and equipment                      49,937       49,937
Other assets                                54,500       54,500
Less accumulated depreciation          (1,480,493)  (1,480,493)
Total Assets                           $13,465,559  $13,441,736

Liabilities
Accounts payable                            18,511        3,246
Common stock payable                            11           61
Preferred stock payable                         80           80
Notes payable                               16,300       16,300
Deferred credit to production costs        150,000      150,000
Total Liabilities                          184,902      169,687

Stockholders' Equity
Common Stock $.001 Par Value,
100,000,000 shares authorized
48,012,890 and 47,882,890 shares issued     48,013       47,629
Preferred Stock $.01 Par Value, 1,100,000
shares authorized, 121,217 issued            1,212        1,212
Additional paid-in capital              14,868,058   14,835,152
Retained-earnings deficit              (1,636,626)  (1,611,944)
Total Stockholders' Equity              13,280,657   13,272,049
Total Liabilities and Stockholder's Equity      $13,465,559$13,441,736

<F1>
The accompanying 1998 yearend notes are an integral part of these financial statements.

Consolidated Statements of Income
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)


                                        Three months ended
                                              June 30,
                                        -------------------
                                        1999      1998
                                        ----      ----
Revenues                               $      0 $     0
Operating expenses:
     Administrative                       6,852   4,526
     Depreciation (allocated annually)      -       -
        Total operating expense           6,852   4,526
     Net income (loss)                 $(6,852)$(4,526)
Earnings available to common stockholders    $0      $0
Earnings per common share, assuming full dilution      $0      $0

<F1>
The accompanying 1998 yearend notes are an integral part of these financial statements.

Consolidated Statement of Cash Flows
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

                                               Three months ended
                                              June 30,
                                               -------------------
                                           1999    1998
                                           ----    ----
Cash flows from operating activities:

Net Income (loss)                      $(6,852)$(4,526)

Adjustments to reconcile net income (loss) to net cash provided by or used in operating activities:

Depreciation - allocated annually

Changes in assets and liabilities:
  (Increase) Decrease in accounts receivable     $      0$(1,000)
  Increase (Decrease) in accounts payable  265   $(393)

Net cash provided by (used in) operating
activities:                                265 $(1,393)

Investing activities:

  Investment work-in-process                 0        0

  Net cash used in investing activities:     0        0

Financing activities:

  Proceeds from issuance of stock         6,500   7,000

  Net cash provided by financing activities:6,500 7,000

Net increase/decrease in cash              (87)  $1,082

Cash balance - beginning of quarter      24,266  23,877

Cash balance - end of quarter          $ 24,179$ 24,959

<F1>
The accompanying 1998 yearend notes are an integral part of these financial statements.
<F2>
During the second quarter ending June 30, 1999, 130,000 common shares and 0 preferred shares were issued for product and services provided by or provided to the Company.

Consolidated Statement of Stockholder's Equity
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
DECEMBER 31, 1998 THROUGH END OF QUARTER JUNE 30, 1999
(unaudited)


              Number of
              Outstanding          Additional    Retained
              Shares    Par        Paid-In  Earnings
         Common   Preferred Amount Capital  (Deficit) Total
         -------- ----- ---  -----------    --------- -----

Balances
Dec. 31,
1998    47,629,290 121,217 48,84114,835,152$(1,611,944)$13,272,049
Balances,
March 31,
1999    47,882,890 121,217$49,09514,861,638$(1,629,774)$13,280,959

Shares
issued     130,000       0    130     6,420                  6,550

Net loss                                          6,852    (6,852)

Balances,
June 30,
1999    48,013,890 121,217 49,22514,868,058$(1,636,626) 13,280,657

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

Reed & Taylor, CPAs, P.C.
Detroit, Michigan
April 12, 1999

WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(To be read in conjunction with Consolidated Financial
Statements for the year 1998)

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

     The film and television product inventory of the Company is regularly reviewed and evaluated on a film-by-film basis by the Company's management and periodicaly appraised by outside independent appraisal. Forecasting any film or television project's future revenues is a difficult and uncertain art, even for major film distributors and television syndicators. The accounting principles and industry practices in these areas leave unusual discretion with the film and/or television company executives and often result in "unusual" changes in individual periods. There is no generally accepted definitive industry consensus for valuing motion picture and television inventory, the value may be buried among films currently in release, television productions currently in broadcast, film and television productions under development or in production, distribution/syndication contracts, participation agreements, performer and production related contracts, and the ubiquitous "other". FASB Statement of Financial Accounting Standards No. 53, paragraph entitled "Inventory Valuation" states "16. Unamortized production and exploitation costs shall be compared with 'net realizable value' for each reporting period on a film-by-film basis;" and in the paragraph entitled "Net Realizable Value" it states, "Net Realizable Value" is the estimated selling price (rental value) in the ordinary course of business less estimated cost to complete and exploit in a manner consistent with realization of that income". The accounting profession is currently reviewing the problem of how to fairly report film inventory on financial statements. Since the FASB guidelines do not apply directly to the Company's particular situation, in an effort to conform as closely as possible to the guidelines and in accordance with management's recent receipt of commentary from the Securities and Exchange Commission, the Company has revalued its inventory of film and television product, resulting in a reduction of net realizable value of four million and ninety one thousand nine hundred and fifty dollars ($4,091,950) in the stated value of such inventory on the December 31, 1997 balance sheet. Also, a depreciation policy has been adopted to amortize the film and television inventory over a 10-year period. The Company has instituted a 10-year depreciation schedule which will result in the amortization of 33-1/3% of the film and television product inventory to be marketed over the next three years. Although the Company has on its Board of Directors and professional staff personnel qualified to estimate the value of its film and television inventory, for internal verification purposes, it retained the services of an independent appraiser who reviewed the Company's film and television completed product library, ensuring a greater measure of objectivity as regards the carrying amount of such inventory on the Company's December 31, 1998 balance sheet.

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

NOTE 6    SUMMARY OF CORPORATE SECURITIES MATTERS AND
          STOCK ISSUANCE

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

          The following illustrates the Company's common and preferred stock authorized, issued, and outstanding at December 31, 1998.

Common Stock:

     Par Value                           $.001
     Shares Authorized                      100,000,000
     Shares Issued and Outstanding                 47,629,592

Preferred Stock:

     Par Value (Stated Value .01)                $      10.00
     Shares Authorized                      100,000
     Shares Issued And Outstanding                     20,000

     Par Value                           $.01
     Shares Authorized                      1,000,000
     Shares Issued And Outstanding                    101,217

NOTE 7 SUMMARY OF SUBSIDIARIES

    The Company operates and/or maintains 9 wholly-owned subsidiaries. Certain of these subsidiary corporations are used to produce and/or market individual motion pictures or television productions. Currently, three of the motion picture production subsidiary corporations are active.
    World Wide Productions, Inc., for the purpose of producing the specialty television production tentatively entitled "Classic Car" (in production) and the feature length motion picture tentatively entitled "Along for the Ride" (in development); World Wide Entertainment, Inc., for the purpose of producing the feature length motion picture tentatively entitled "Mr. Corklesby" (in development); and World Wide Films Inc., which has recently completed the production of the feature length motion picture entitled "Shattered Illusions" (in distribution). The Company operates two diversified subsidiaries, one of which is related to the Company's core industry, World Wide Film and Television Institute, Inc. The Institute's business is the development, production, marketing, and implementation of educational symposiums, workshops, lectures and forums in areas covering the entertainment industry, specifically film and television financing, packaging, production, marketing/distribution, and the networking process that accompanies the entertainment business. Revenue is created primarily from the sale of tickets to these events. Primary symposiums are designed to be held annually and to accommodate 250 - 1000 people per event. Workshops are designed to be held in between the primary symposiums and to accommodate a maximum of 15 individuals. The symposium and workshop events are further designed to be duplicated in major cities around the country when and if appropriate.

    The Company has made preliminary plans to enter into the diversified business of providing medical home health care services to the general public and providing temporary nursing staff to hospitals and various other health care institutions through its subsidiary World Wide Medical Services Ltd.

NOTE 8   SUMMARY OF STOCK OPTIONS, EMPLOYMENT CONTRACTS,
     ASSOCIATES, POTENTIAL DILUTION,  CONTINGENT
     LIABILITY AND ACCRUED PROFESSIONAL FEES

     The Company has provisions for the issuance of options to purchase shares of its Common Lettered Stock and certain of its Preferred Stock now issued has conversion provisions wherein the holder may convert his/her Preferred shares to Common Lettered Stock under certain conditions. There are one hundred and twenty one thousand two hundred seventeen (121,217) shares of Preferred Stock outstanding that is potentially convertible to shares of Common, dependent upon the market price of the Common Stock as determined by one
     or more exchanges.   (See table below for potential
     conversion of Preferred Stock to Common Stock.) The Company, from time to time, has entered into agreements to issue its Common Lettered Stock for certain goods and services and arrangements beneficial to the ongoing activities of the Company. Further, various employee contracts, non-exclusive associates agreements, and service or purchase contracts contain provisions for stock issuance. The Company expects to continue to enter into such agreements subject to all applicable securities law. The potential contingent dilution from the issuance of the above Common Stock for these purposes is nine million four hundred and ninety eight thousand three hundred forty (9,498,340) shares. At December 31, 1998, the Company had an unpaid contingent salary liability to its President and Chief Executive Officer, Paul D. Hancock. Mr. Hancock has waived this accumulated back salary of three million eighty thousand dollars ($3,080,000). However, the corporation expects to approve either the issuance of Preferred and/or Common Stock or stock options as compensation therefor. Payment of accrued and previously expensed professional fees of two hundred and sixty nine thousand one hundred ninety one dollars ($269,191) (including legal, accounting and financial advisory services) have been waived by the providers of those services, who are also stockholders, and accounted for as contributed capital.

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

* Preferred to Common

NOTE 9   COMMON STOCK RESTRUCTURING

     Pursuant to recent shareholder action (Annual Shareholder's Meeting of January 30, 1999) to approve management recommendations, on September 24, 1998, the corporation's Board of Directors adopted resolutions (a) "to amend Article
     3 of the Articles of Incorporation of the Company to add Section (12) stating that "the Board of Directors may effect a stock combination restructuring (reverse stock split) of the Corporation's outstanding shares of Common Stock class of securities if the Board of Directors in their sole judgment believe such restructuring is in the best interest of the Corporation" and (b) "file the foregoing amendment with the State of Michigan Securities Bureau, THE COMPANY'S STATE OF INCORPORATION, to restate the Company's certificate of
     incorporation."   This action, if taken by the Company's Board
     of Directors, would amend the Company's Restated Certificate of Incorporation and Articles of Incorporation (the 'Amendment') to: (i) effect a stock combination restructuring (reverse stock split) of the Company's outstanding shares of the Common Stock class of securities (the 'Reverse Split'), and (ii) to provide for the payment of cash in lieu of fractional shares otherwise issuable in connection therewith. In this regard, the Reverse Split, if effected, will not change the number of the Company's authorized shares of Common Stock or the par value of the Common Stock.

NOTE 10    NOTE RECEIVABLE, NOTE PAYABLE, LETTERS OF CREDIT,
         LINES OF CREDIT, PROMISSORY NOTE

     The Company holds a Promissory Note for one hundred fifty thousand dollars ($150,000) from Mr. Gary T. Wittman payable to the Company in annual installments of twenty five thousand dollars ($25,000) each beginning April 30, 2000. The Note is secured by a pledge of high grade stocks comprising a portion of the Dow Jones Industrial average or similar quality securities and are valued at December 31, 1998 at two hundred and fifty thousand dollars ($250,000) or greater.

     The Company has a note payable in the amount of sixteen thousand three hundred dollars ($16,300). The note holder holding the note payable has agreed to waive payment until such time that the Company has sufficient working capital to accomplish its objectives.

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

     The Company currently utilizes a fifty thousand dollars ($50,000) primary line of credit with the Wells Fargo Bank of California to accommodate its daily cash flow needs and occasionally uses its credit lines at other financial institutions and with its vendors and suppliers.

NOTE 11  RECLASSIFICATION OF DEFERRED CREDIT

    The Promissory Note in the amount of one hundred fifty thousand dollars ($150,000) referred to above in Note 10 was received in 1997 and represents a credit to production costs to be incurred for motion pictures and/or television projects expected to be made in the near future. Upon receipt of the Promissory Note for one hundred fifty thousand dollars ($150,000) in 1997, income in like amount was recorded at that time rather than being recognized as a deferred credit to future production costs. This amount has been reclassified as a deferred credit in the 1997 financial statements herein and income previously shown for 1997 has been reduced accordingly with an offsetting increase in retained-earnings deficit at December 31, 1997.

NOTE 12  YEAR 2000 ISSUE

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

Item 2.Management's Discussion and Analysis or Plan of Operation

Management's discussion and analysis of financial condition and results of operation should be read in conjunction with the consolidated financial statements and related notes. In fiscal 1997 and 1998 the Company continued its involvement in a variety of film and television projects relative to development, acquisitions, packaging, production and marketing/distribution activities. The Company also continued to pursue potential diversified business opportunities that have cash flow possibilities. The generation of revenue in the motion picture and television industry is highly competitive and may have a material impact on the Company's financial statements. Management believes that a film or television production's economic success is dependent upon overlapping factors including general public appetite of a potential genre or performer at the time of release, domestic and international marketing philosophy, applicable usage of existing and new and emerging technology, advertising strategy with resultant penetration and the overall quality of the finished production. The Company's film and television productions may compete for sales with numerous independent and foreign productions as well as projects produced and distributed by a number of major domestic and foreign companies, many of which are units of conglomerate corporations with assets and resources substantially greater than the Company's. Management of the Company believes that in recent years there has been an increase in competition in virtually all facets of the Company's business. Specifically, the motion picture industry competes with television and other forms of leisure-time entertainment. Since the Company may for certain undetermined markets and products distribute its product to all markets and media worldwide, it is not possible to determine how its business as a whole will be affected by these developments and accordingly, the resultant impact on the financial statements. The Company has currently obtained the investment capital to produce and distribute a minimum of two full length feature films or specialty television productions within the next two years.

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

LIQUIDITY AND CAPITAL RESOURCES

Management's discussion and analysis of financial condition and results of operation should be read in conjunction with the consolidated financial statements and related notes. In fiscal 1997 and 1998 the Company continued its involvement in a variety of feature film and television projects relative to development, acquisitions, packaging, production and marketing/distribution activities. The Company also continued to pursue potential diversified business opportunities that have cash flow possibilities. In order to finance its operations, working capital needs and capital expenditures, the Company utilized revenue from licensing fees, loans, proceeds from the private sale of equity securities, deferred compensation, profit participation, and equity in exchange for services and product. In accordance with the Securities and Exchange Commission "Regulation D", and subject to Rule 144 restrictions, during the second quarter ending June 30, 1998, the Company issued 130,000 shares of common stock and 0 shares of preferred stock for cash and 36,430 shares of common stock and 0 shares of preferred stock for product and services provided by or provided to the Company. During the second quarter ending June 30, 1999, the Company issued 130,000 shares of common stock and 0 shares of preferred stock for cash and 0 shares of common stock and 0 shares of preferred stock for product and services provided by or provided to the Company. Further, in 1994, the Company entered into a loan agreement with Huntington National Bank whereby the Company obtained a letter of credit in the aggregate maximum amount of $50,000. The letter of credit was for a period of 12 months and the agreement expired in February, 1995. The Company did not find it necessary to borrow under that
agreement.   This credit arrangement remains available to the
registrant under the same above terms and conditions. The Company uses its primary business loan ($50,000) line of credit provided by Wells Fargo Bank for current cash flow needs and occasionally its credit lines at other financial institutions, and with its suppliers.

The Company's principal liquidity at June 30, 1998 included cash of $24,959 and net accounts receivable of $25,706 and at June 30, 1999 included cash of $24,179 and net accounts receivable of $56,752. The Company's liquidity position has remained sufficient enough to support on-going general administrative expense, pilot programs, strategic position, and the garnering of contracts, relationships and film and television product for addition to the Company's library, and the financing, packaging, development and production of two feature films and two television projects. Although the Company during 1997 and 1998 experienced revenue, unless the Company has an influx of additional capital, the Company will not be able to accomplish its planned objectives and revenue projections. Accordingly, the Company intends to resolve and provide for its liquidity needs as well as provide for the needed capital resources to expand its operations through a future proposed public offering of its common shares to the public. It is anticipated that such an offering will commence within the next 24 months for an amount to be determined by the Company and underwriter(s).

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


                      WORLD WIDE MOTION PICTURES CORPORATION

August 25, 1999       /s/       A. Robert Sobolik

                                A. Robert Sobolik
                                Executive Vice President/Treasurer