Form 10KSB/A
period 1997-12-31
WORLD WIDE MOTION PICTURES CORP
filed 1999-09-27
CIK 1005502

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington D.C. 20549

                           FORM 10-KSB/A

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

Reed & Taylor, CPAs, P.C.
Detroit, Michigan
April 12, 1998

Consolidated Balance Sheets
     WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1997 AND 1996
                              AUDITED

Assets
                                             1997        1996
Cash                                         56,541      196,318

Accounts Receivable                          25,226      1,500
Note Receivable                              150,000     -
Work in Process                              436,985     -
Completed Motion Pictures/
Television Productions                       12,026,111
16,118,061 Film Properties (Screenplays/Teleplays)1,680,9671,680,967
Property and Equipment                       46,437      46,437
Other Assets                                 49,000      49,000
  Less Accumulated Depreciation              (1,016,660)
(553,006)
Total assets$13,454,607$17,539,277

Liabilities
Accounts Payable                             5,053       -
Customer Deposit                             -           115,000
Common Stock Payable                         1,124       205
Preferred Stock Payable                      30          30
Notes Payable                                16,300      16,300
Deferred credit to production costs          150,000     -
Total Liabilities and Deferred Credit        172,507     131,535

Stockholder's Equity
Common Stock $.001 Par Value, 100,000,000
Shares Authorized, 47,003,790 Issued         47,034      46,099
Preferred Stock $.01 Par Value, 1,000,000
Shares Authorized, $10.00 Par Value 100,000
Shares Authorized, 121,217 Issued            1,212       1,212
Capital in Excess of Par Value               14,350,9948,163,259
Retained earnings (deficit)                  (1,117,140)(802,828)
Total Stockholder's Equity $13,432,101 $17,407,742
Total Liabilities and
Stockholder's Equity      $13,454,607$17,539,277

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

Consolidated Statement of Cash Flows
     WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS
                        DECEMBER 31, 1997
                              AUDITED
                                            1997
Cash flows from operating activities:
Net income (deficit)                        $ (164,311)

Adjustments to reconcile net income to net cash provided by operating activities:

(Increase) in accounts receivable           $(23,721)
Depreciation                                $ 463,654
Decrease in customer deposit                $(115,000)
Increase in accounts payable                $ 5,972
     Net cash provided by operating activities            $  330,905

Cash flows from investing activities:

(Increase)in notes receivable               $(150,000)
(Investment) work in process                $(436,991)
Decrease in fixed assets valuation          $4,091,950
Adjustment to contributed capital           $(4,091,950)
      Net cash provided by investing activities           $(586,991)

Cash flows from financing activities:

Proceeds from issuance of preferred and
common stock                                $ 280,620
     Net cash flow provided by financing activities   $      280,620

Net increase in cash and cash equivalents             $(139,777)
Cash and cash equivalents - beginning of year           $   196,318
Cash and cash equivalents - end of year                 $     56,541

Supplemental cash flow information
  Schedule of noncash transactions
    Restricted stock issued for services    549,000
    Restricted stock issued for product     0
    Reduction in inventory valuation        $4,091,950
    Reclassification of note receivable     $150,000

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

              STOCK     AMT        ADDITIONAL         RETAINED   TOTAL
         COMMON   PREFERRED (P/V)  PAID IN CAPITAL    EARNINGS   S/E
STOCK
ISSUED   636,297  16,017     796     7,372
BAL,
12/31/96 46,099,592  121,217 47,311  18,163,259  (802,828) 17,407,742

STOCK
ISSUED
- Cash   385,500  0          935                 (164,311)
- Services  549,000
- Product     0

BAL,
12/31/97 47,033,790  121,217 48,246  14,350,994  (967,140) 13,432,101

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


                         WORLD WIDE MOTION PICTURES CORPORATION

September 23, 1999       /s/       A. Robert Sobolik

                              A. Robert Sobolik
                              Executive Vice President/Treasurer