Form 10KSB/A
period 1998-12-31
WORLD WIDE MOTION PICTURES CORP
filed 1999-09-27
CIK 1005502

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington D.C. 20549

                           FORM 10-KSB/A

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

RESULTS OF OPERATIONS

The Company's revenue at 1998 yearend was $28,772, as compared to $287,837 for the comparable period of 1997. The decrease is primarily attributable to less fee income received for the production of motion picture and television product. The 1998 net loss prior to depreciation expense was $(30,971),and net profit before depreciation for the comparable period ending 1997 of $276,330, and after allowance for depreciation the loss for 1998 was $(228,100) and $(164,310) for 1997. Year Ending December 31,
1998, expenses for the Company's development, production and distribution operations were $40,621 and its miscellaneous operations were $19,122, totalling $59,743, compared to $424,744 and its miscellaneous operations were $11,507 totalling $452,147 for the comparable period of 1997. The increase in development and production operating expenses of 1997 was primarily attributable to the development and production of the feature length film entitled "Shattered Illusions". The increase in administrative expense from $18,143 in 1997 to $59,743 in 1998 is primarily due to the cost of marketing and distribution of completed film and television productions. The resultant per share earnings to common stockholders was $0 in 1998 and $0 in 1997.

The Company derives its revenues from the licensing of its newly created film and television productions, the licensing of its inventory of previously produced films or television productions and fees received for professional services provided to the industry. The Company also receives revenue for the marketing and distribution of product produced or owned by 3rd party producers and production companies. The generation of revenue in the motion picture and television industry is highly competitive which may have a material impact on the Company's financial statements.

The following table presents operations data for the periods indicated.
                              Years Ended December 31,
                              1998      1997      1996
Revenues                      $28,772   287,837   75,000
Costs and Expenses
    Operating &
    Administration expenses   59,743    18,143    13,921
    Depreciation and
      amortization            *197,129  *463,654  306,463
Income (Loss)                 $(228,100)   (164,310)   (243,086)

* Reflects revaluing of net realizable value of inventory referred to below.

The Company has presented a consolidated balance sheet which includes five wholly-owned active subsidiaries: World Wide Films Inc., World Wide Productions Inc., World Wide Film & Television Institute, World Wide Entertainment Inc., and Environmental Services Corporation. The Company's charter allows it to branch into diversified fields of enterprise provided management concludes there is a significant potential for profit. It is the decision of management to continue the major portion of the Company's operations in the motion picture and television industry, but since the primary business objective of the Company is to increase the value of its stockholders' equity, if and when opportunities arise to make profits for the corporation in a diversified industry, the Company shall investigate and if appropriate, pursue such opportunities. The motion picture and television segment of the Company's current or planned operations is the only segment material to the Company's financial statements or condition.

The Company's motion picture and television participation strategy has been to expend its resources and to set in place relationships and contracts in preparation for the continued development, acquisitions, production and/or marketing/distribution of quality moderate budget feature length motion pictures, documentaries, docudramas and television productions. The strategy additionally includes the acquisition of screenplays and teleplays suitable for development/packaging and completed motion pictures and television projects for licensing and marketing/distribution opportunities for all applicable sales territories throughout the world. At such time that the above-referred to additional working capital is secured, it is the Company's opinion that substantial revenue will be generated by the existing film and television library and future distribution of potential new product, ultimately realizing its projected return on investment.

Arrangements for participation by the Company in various feature film and television productions for the last 24-month period include gross and net revenue participations in the following feature film and television production ranging between 2-60% of worldwide revenue potential including all markets and all media that the particular production is distributed in. (1) In 1997, post production and distribution of the documentary entitled THE OUTLAW TRAIL, 100 YEARS REVISITED, in association with Western Sunset Films, an 8-year old Los Angeles based documentary production company. (2) In 1998, development and production of the television production entitled CLASSIC CAR, in association with SLIM, Inc., a 4-year old Los Angeles based television production company. Other arrangements include marketing and distribution of a feature length film acquired by the Company entitled CITIZEN SOLDIER originally produced by M&D Productions, a 7-year old Los Angeles based film production company, purchased by the Company in 1995 and providing a 60% gross revenue participation to the Company in perpetuity. Also, in 1995, the Company purchased thirty-seven feature film submaster (videotape) prints from Stanley Pappas providing 20% of any gross revenue of the product in perpetuity, and the television production series entitled TIPS FOR BETTER HEALTH and MARKET PLACES OF THE WORLD, both owned and produced by Pacific Pictures Inc., a 9-year old Los Angeles based film and television production company, and providing 5% gross revenue co-production participation to the Company in perpetuity. Additionally in 1995, the Company licensed to Media One Broadcasting, a 12-year old television syndication company, for $71,000 and 40%of net revenue the right to telecast four feature motion pictures and seventeen television productions which the Company owns as part of its completed product library. In 1996 the Company licensed to Wittman Productions Inc., a 4-year old Los Angeles based film production company, twenty feature films and television productions for $75,000 and 40% of net revenue for the right to telecast and exploit those productions which the Company owns as part of its library.

In 1995 and 1996, certain other film and television participations of the Company included development and packaging arrangements, the Company's review and in certain cases, advice and counsel on screenplays and screenplay development scenarios for the subsequent possible packaging and production and distribution of a particular project. The most significant of these productions, their production companies, and percentage of future gross revenue allocated to the Company, were the feature length film entitled CHOICE offered by production company Best Pictures Inc., a 4-year old Los Angeles based production company, (50%); and the feature length film entitled ALONG FOR THE RIDE offered by production company Wittman Productions Inc., a 4-year old Los Angeles based production company, (50%).

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

The following is a table showing the comparison of balance sheet data between 1997 and 1998.

CATEGORY            1997           1998           % CHANGE
Net Profit (Loss)   (164,310)      *(228,100)     +(39%)
Assets              13,454,607     *9,840,060     -27%
Stockholder Equity  13,282,100     *9,670,373     27%
Liability           172,507        169,687        -1%
Net Revenues        287,837        28,772         -90%
Inventory           13,707,078     *10,303,698    -25%

* Reflects revaluing of net realizable value of inventory referred to below.

GENERAL

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

The Company has currently obtained the investment capital to produce and/or distribute a minimum of two full length feature films or specialty television productions within the next two years.In addition to the development, financing, production, and distribution of motion picture and television product, the Company expects to continue to exploit a portion or portions of the Company's completed film and television library to a wide variety of distribution outlets including network television, cable television, satellite broadcast, pay-per-view, and home video sales. Specifically, live action motion pictures are generally licensed for broadcast on commercial television following limited or wide release distribution to theatrical outlets (theaters), homevideo and pay television.

Licensing to commercial television is generally accomplished pursuant to agreements which allow a fixed number of telecasts over a prescribed period of time for a specified license fee. Television license fees vary widely, from several thousand to millions of dollars depending on the film or television production, the number of times it may be broadcast, whether it is licensed to a network or a local station and, with respect to local stations, whether the agreement provides for prime-time or off-time telecasting. Licensing to domestic and foreign television stations (syndication) is an important potential source of revenue for the Company, although in recent years the prices obtainable for individual film and television product in domestic syndication have declined as pay television licensing has grown. The growth of pay television and home video technologies,i.e. DVD (Digital Video Disk) and HDTV (High Definition television), has had an adverse effect on the fees obtainable from the licensing of film and television product to networks and local television stations. Thereby potentially effecting the Company's ability to generate substantive revenue from this particular venue; however increasing revenue potential in other areas.

Conversely, the Company may derive revenue from the marketing and sale, either directly or through licensees, of motion pictures and other filmed or videotaped product on videocassette or Digital Video Disk for playback on a television set or monitor through the use of videocassette recorders ("VCRs"), digital video diskrecorders and continued advancements of pay television (cable), satellite broadcast technologies, and Internet applications domestically and internationally.

The Company currently holds the distribution rights to 277 motion picture and television titles.The revenue competition relative to existing or pending exploitation agreements of the Company's film and television product library and current and future production and distribution of projects is volatile due to the many technological and innovative changes in the industry and also changes regularly occurring in the international economy.

LIQUIDITY AND CAPITAL RESOURCES

Although the Company experienced positive cash flow prior to provisions for depreciation expense, the Company experienced net losses and negative cash flow from operations for yearend 1998, and also, as of the comparable period in 1997. At December 31, 1997, the Company had $56,541 in cash and no cash equivalents. At December 31, 1998, the Company had $28,726 in cash and no cash equivalents. The decrease in cash was due primarily to the decrease in fee income for the development/production and/or marketing/distribution of motion picture and television product. The Company anticipates that its existing capital resources may be adequate to satisfy its capital requirements for the forseeable future. However, to accomplish the Company's planned activities, it will need to raise additional funds through public or private financings in the form of debt or equity. The Company has available substantial loss carry forwards for federal income tax purposes. The exact amount of the loss carryforwards is uncertain until the Company reaches an understanding with the Internal Revenue Service in that regard. In order to finance its operations, working capital needs and capital expenditures, the Company utilized revenue from licensing fees, loans, proceeds from the private sale of equity securities, deferred compensation, profit participation, and equity in exchange for services and product.

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

The Company holds a Promissory Note for one hundred fifty thousand ($150,000) dollars from Mr.Gary T. Wittman payable to the Company in annual installments of twenty five thousand ($25,000) dollars each beginning April 30, 2000. The Note is secured by a pledge of high grade stocks comprising a portion of the Dow Jones Industrial average or higher quality securities and are valued at two hundred and fifty thousand ($250,000) dollars or greater.

The Company's principal liquidity at yearend 1998 included cash of$28,726 and net accounts receivable of $28,382 and at yearend 1997 included cash of $56,541 and net accounts receivable of $25,226. The Company's liquidity position has remained sufficient enough to support on-going general administrative expense, pilot programs, strategic position, and the garnering of contracts, relationships and film and television product for addition to the Company's library, and the financing, packaging, development and production of two feature films and specialty television projects.

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

The following table presents equity and cash flow data for the periods indicated.

                           December, 1998 1997         1996
Stockholders' Equity       *$9,670,373  *$13,282,100   $17,407,742
Common Stock Outstanding   47,629,592   47,033,790     46,099,592
Deficit (after depreciation)  228,100   164,310        243,086
Accumulated Deficit        1,345,240    1,117,140      802,828
Cash                       28,726       56,541         196,318

*Reflects reduction in net realizable value referred to below.

In 1998, management, for a second time, revalued its inventory based on management's recent receipt of commentary from the Securities and Exchange Commission, with an additional appraisal of potential resale value, encompassing worthiness of the inventory items as works of art, and potential licensing capabilities, resulting in a reduction in management's estimate of a net realizable value of $3,868,380. The results of the revaluations effectuated in 1997 and 1998 resulted in a substantial reduction in book value of approximately 51% for those items.

The Company expects its marketing operations to expand considerably over the next three years. The current inventory and contracts acquired by the Company are now beginning to be more vigorously exploited. As the Company's focus moves from extensive accumulation of product and contracts in an ownership capacity to capital acquisition specifically for marketing purposes using recently developed technologies. A substantial increase in income and/or receivables are anticipated to take place beginning in the last quarter of 1999. Although the Company is conservative regarding its policy concerning the use of borrowed operating capital, it is now in a position to use its reputation and contacts in the industry to leverage operating funds profitably.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

The statements which are not historical facts contained in this Form 10-KSB are "forward looking statements' within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The words "anticipate", "believes", "expect", "intend", "may" or similar expressions used in this Form 10-KSB as they relate to the Company or its Management are generally intended to identify such forward looking statements.
These risks and uncertainties contained in this Form 10-KSB include but are not limited to, product demand and market acceptance risks, the effect of economic conditions generally and retail/wholesale in the motion picture and television industry and marketing conditions specifically, the impact of competition, technological difficulties, capacity and supply constraints or difficulties, the results of financing efforts, changes in consumer preferences and trends, the effect of the Company's accounting policies, weather conditions, acts of God, and other risks detailed in the Company's Security and Exchange Commission filings.

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

/s/  REED & TAYLOR, CPAs, P.C.

Reed & Taylor, CPAs, P.C.
Detroit, Michigan
April 19, 1999

Consolidated Balance Sheets
     WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
          FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                              AUDITED

                                   1998          1997
Assets                             -------       -------
Cash                               28,726        56,541
Accounts receivable                28,382        25,226
Note receivable                    150,000       150,000
Work in process                    438,606       436,985
Completed motion pictures/
Television productions             8,622,731     12,026,111
Film properties (screenplays/teleplays)    1,680,967 1,680,967
Equipment                          49,937        46,437
Other assets                       54,500        49,000
Less accumulated depreciation      (1,213,789)   (1,016,660)
Total assets                       $9,840,060    $13,454,607

Liabilities
Accounts payable                   3,246         5,053
Common stock payable               61            1,124
Preferred stock payable            80            30
Notes payable                      16,300        16,300
Deferred credit to production costs   150,000    150,000
Total liabilities                  169,687       172,507

Stockholders' equity
Common Stock $.001 Par Value, 100,000,000
shares authorized, 47,629,592 issued      47,629 47,034
Preferred Stock $.01 Par Value, 1,000,000
shares authorized, $10.00 Par Value 100,000
Shares authorized, 121,217 issued  1,212         1,212
Additional paid-in capital         10,966,772    14,350,994
Retained earnings deficit          (1,345,240)   (1,117,140)
Total Stockholders' Equity         $9,670,373    $13,282,100
Total Liabilities and
Stockholders' Equity               $9,840,060    $13,454,607

<F1>
See Notes to Consolidated Financial Statements

Consolidated Statements of Income
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1998 and 1997
AUDITED

                                   1998      1997

                                   --------  --------
Revenues                           $ 28,772  287,837

Operating expenses:
     Administrative                  59,743   18,143
Provision for depreciation          197,129  434,004

        Total operating expense     523,576  452,147
     Net income (loss)             $(228,100)$(164,310)

Earnings available to common stockholders        $0    $0

Earnings per common share, assuming
  full dilution                         $0   $0

<F1>
See Notes to Consolidated Financial Statements

Consolidated Statement of Cash Flows
     WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS
          FOR THE YEARS ENDED DECEMBER 31, 1998 and 1997
                              AUDITED
                                            1998      1997
                                            -------   -------
Cash flows from operating activities:

Net income (loss)                           $(228,100)    $(164,310)

Adjustments to reconcile net income (loss) to net cash provided by or used in operating activities:

  Depreciation                              $197,129         463,654
  Deferred credit to production costs                        150,000

  Increase in notes and accounts receivable $  (3,156)     (173,722)
  Increase (decrease) in accounts payable      (2,820)        5,972
  Decrease in customer deposit                   -0-       (115,000)
Net cash provided by (used in) operating activities     (36,947)16,594

Investing activities:

  Purchase of equipment                     $(3,500)             -0-

  Increase in work in process               $(1,621)       (436,991)
  Decrease in fixed assets valuation        3,868,3804,091,950
  Adjustment to contributed capital         $(3,854,380)$(4,091,950)

Cash used in investing activities            (5,121)      $(436,991)

Financing activities:

  Proceeds from issuance of restricted stock           $ 14,253280,620

Net decrease in cash                        $(27,815)      (139,777)
Cash balances - beginning of year           $ 56,541 196,318
Cash balances - end of year                 $ 28,726       $  56,541

Supplemental cash flow information
  Schedule of noncash transactions
    Stock issued for services and product   215,500     549,000
    Reduction in inventory valuation<F1>    $3,854,380    $4,091,950
    Reclassification of Note Receivable<F2> $150,000    $150,000

<F1>
The substantial decrease in fixed asset value was the result of the Company's survey of its motion picture and television film inventory. After consulting with its accountants and the review of current Financial Accounting Standards Board (FASB) pronouncements and comments from the Securities and Exchange Commission Staff to management, the reduced value from film by film analysis and accelerated amortization of $4,091,950 (1997) and $3,854,380 (1998) is appropriate. See Note 2 of Notes to Consolidated Financial Statements.
<F2>
Upon conferring with the Company's Accountants, the Company reclassified the Promissory Note from income to a deferred credit to production costs as explained in Note 11 to the Notes to Consolidated Financial Statements.
<F3>
See Notes to Consolidated Financial Statements

Stockholders' Equity
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
AUDITED

         Number of
         Outstanding
              Shares    Par        Additional    Retained
         Common   Preferred    Amount  Paid-in Capital  Earnings  Total
         -------  ---------  ------- -----------  ---------   ------
Balances,
Dec. 31,
1997 47,033,790   121,217    48,246  14,350,994  (1,117,140)13,282,100

Stock
issued   595,500  0          595     (3,868,380)      (3,868,380)

- Cash   380,000
- Services  215,500
- Film        0

Net loss,                                        228,100   (228,100)
 year ended
 Dec. 31,
 1998

Balances,
 Dec. 31,
 1998    47,629,290  121,217  48,841   10,966,772 (1,345,240)9,840,060

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

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. It is the opinion of management that the accompanying statements and notes thereto present fairly the financial position of the Company and do not contain misleading information. Because the commercial potential of individual motion pictures and television programming varies dramatically, and does not bear any relationship to their production, acquisition or marketing costs, it is impossible to predict or project a trend of the Company's income or loss. However, the likelihood of the Company reporting losses in the short term is increased by the industry's general method of accounting which requires the early recognition of the entire loss (through increased amortization) in instances where a motion picture or television program produced or acquired is not expected to recover the Company's investment. On the other hand, the profit from a successful film or television production is recognized over the entire period that revenues are generated by that motion picture or television program. This method of accounting may also result in significant fluctuations in reported income or loss, particularly on a quarterly basis, depending on the Company's release of product into the marketplace and overall domestic/international marketing schedule and the performance of individual motion pictures or television programs.

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

The Company's film and television completed product library consists of newly produced and historical film and videotaped product and rights thereto purchased as an investment and/or to be marketed by leasing and/or rental to a wide variety of domestic and international outlets. Many film and television libraries such as the Company's that were purchased for investment over a span of many years, have appreciated considerably in value as a direct result of new and emerging technologies, revived or newly created public appeal for a certain performer or genre, unique applications of particular production process (special digital effects) and standard and newly developed non-theatrical ancillary markets throughout the world. New technological advances such as DVD (Digital Video
Disk), HDTV (High Definition Television), CD-ROM, DVD ROM, DVD Audio and Internet applications have enhanced and are greatly expanding resale and leasing potential of film or television product.
The film and television product inventory of the Company is regularly reviewed and evaluated on a film-by-film basis by the Company's management and periodicaly appraised by outside independent appraisal. Forecasting any film or television project's future revenues is a difficult and uncertain art, even for major film distributors and television syndicators. The accounting principles and industry practices in these areas leave unusual discretion with the film and/or television company executives and often result in "unusual" changes in individual periods. There is no generally accepted definitive industry consensus for valuing motion picture and television inventory, the value may be buried among films currently in release, television productions currently in broadcast, film and television productions under development or in production, distribution/syndication contracts, participation agreements, performer and production related contracts, and the ubiquitous "other". FASB Statement of Financial Accounting Standards No.
53, paragraph entitled "Inventory Valuation" states "16. Unamortized production and exploitation costs shall be compared with 'net realizable value' for each reporting period on a film-by-film basis;" and in the paragraph entitled "Net Realizable Value" it states, "Net Realizable Value" is the estimated selling price (rental value) in the ordinary course of business less estimated cost to complete and exploit in a manner consistent with realization of that income". The accounting profession is currently reviewing the problem of how to fairly report film inventory on financial statements. Since the FASB guidelines do not apply directly to the Company's particular situation, in an effort to conform as closely as possible to the guidelines and in accordance with management's recent receipt of commentary from the Securities and Exchange Commission, the Company has revalued its inventory of film and television product, resulting in a reduction of net realizable value of four million and ninety one thousand nine hundred and fifty dollars ($4,091,950) in the stated value of such inventory on the December 31, 1997 balance sheet. In 1998, management for a second time revalued its inventory based on management's recent receipt of commentary from the Securities and Exchange Commission, with an additional appraisal of potential resale value, encompassing worthiness of the inventory items as works of art, and potential licensing capabilities, resulting in management's estimate of a net realizable value of $3,868,380. The results of the reevaluations effectuated in 1997 and 1998 resulted in a substantial reduction in book value of approximately 51% for those items. The 1997 revaluation and resulting reduction in value combined with the 1998 revaluation and its resulting reduction and value lowered the balance sheet presentation of the asset identified as "completed motion pictures and television products". Also, a depreciation policy has been adopted to amortize the film and television inventory over a 10-year period. The Company has instituted a maximum 10-year depreciation schedule which will result in the amortization of 33-1/3% of the film and television product inventory to be marketed over the next three years. Although the Company has on its Board of Directors and professional staff personnel qualified to estimate the value of its film and television inventory, for internal verification purposes, it retained the services of an independent appraiser who reviewed the Company's film and television completed product library, ensuring a greater measure of objectivity as regards the carrying amount of such inventory on the Company's December 31, 1998 balance sheet.

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

The following illustrates the Company's common and preferred stock authorized, issued, and outstanding at December 31, 1998.


Common Stock:

Par Value                     $       .001
Shares Authorized              100,000,000
Shares Issued and Outstanding   47,629,592

Preferred Stock:

Par Value (Stated Value .01)  $      10.00
Shares Authorized                  100,000
Shares Issued And Outstanding       20,000

Par Value                     $        .01
Shares Authorized                1,000,000
Shares Issued And Outstanding      101,217

NOTE 7 SUMMARY OF SUBSIDIARIES

The Company operates and/or maintains 9 wholly-owned subsidiaries. Certain of these subsidiary corporations are used to produce and/or market individual motion pictures or television productions. Currently, three of the motion picture production subsidiary corporations are active. World Wide Productions, Inc., for the purpose of producing the specialty television production tentatively entitled 'Classic Car' (in production) and the feature length motion picture tentatively entitled "Along for the Ride" (in development); World Wide Entertainment, Inc., for the purpose of producing the feature length motion picture tentatively entitled "Mr. Corklesby" (in development); and World Wide Films Inc., which has recently completed the production of the feature length motion picture entitled "Shattered Illusions" (in distribution). The Company operates two diversified subsidiaries, one of which is related to the Company's core industry, World Wide Film and Television Institute, Inc. The Institute's business is the development, production, marketing, and implementation of educational symposiums, workshops, lectures and forums in areas covering the entertainment industry, specifically film and television financing, packaging, production, marketing/distribution, and the networking process that accompanies the entertainment business. Revenue is created primarily from the sale of tickets to these events. Primary symposiums are designed to be held annually and to accommodate 250 - 1000 people per event. Workshops are designed to be held in between the primary symposiums and to accommodate a maximum of 15 individuals. The symposium and workshop events are further designed to be duplicated in major cities around the country when and if appropriate.

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

OUTSTANDING CONVERSION RATIO FROM PREFERRED TO COMMON:
                  Preferred Stock
                       Price per Share Conversion
Common                        ----------------------
     Par       No. of    Conversion   Market Shares
Series   Value     Shares     Ratio*   Price   After Exchange
-------  -------   -------    -------  -------   -------

A    $10.00  20,000     1x1     $10.00 20,000
B    .01        717           1x20 10.00    14,340
C    .01        1,000   1x20  3.00 20,000
D&E  .01        26,000  1x20  5.00 520,000
F&G  .01        51,000  1x2     5.00   102,000
H&I  .01        15,000  1x10  5.00 150,000
J    .01        7,500   1x20  .10      150,000
     Totals  121,217                        976,340

* Preferred to Common

NOTE 9   COMMON STOCK RESTRUCTURING

Pursuant to recent shareholder action (Annual Shareholder's Meeting of January 30, 1999) to approve management recommendations, on September 24, 1998, the corporation's Board of Directors adopted resolutions (a) 'to amend Article 3 of the Articles of Incorporation of the Company to add Section (12) stating that "the Board of Directors may effect a stock combination restructuring (reverse stock split) of the Corporation's outstanding shares of Common Stock class of securities if the Board of Directors in their sole judgment believe such restructuring is in the best interest of the Corporation" and (b) "file the foregoing amendment with the State of Michigan Securities Bureau, the Company's state of incorporation, to restate the Company's certificate of
incorporation."   This action, if taken by the Company's Board of
Directors, would amend the Company's Restated Certificate of Incorporation and Articles of Incorporation (the "Amendment") to:
(i) effect a stock combination restructuring (reverse stock split) of the Company's outstanding shares of the Common Stock class of securities (the "Reverse Split"), and (ii) to provide for the payment of cash in lieu of fractional shares otherwise issuable in connection therewith. In this regard, the Reverse Split, if effected, will not change the number of the Company's authorized shares of Common Stock or the par value of the Common Stock.

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


                        Awards               Payouts       All Other
                                             Securities    Compensation

                                             Underlying    (#)(i)
                                             Options/SARs(#)(g)
                   Restricted Securities
                   Stock Award(s) Underlying
                   ($)(f)         Options/SARs(#)(g)


                        1998 - 0        0         0        0
Charles Bailey**        1997 - 10,000      0 0         0
Director                1996 - 0        0         0        0

                        1998 - 0        250,000   0        0
Paul D. Hancock*/**     1997 - 0        250,000   0        0
President, CEO ***      1996 - 0        250,000   0        0

                        1998 - 0        25,000    0        0

A. Robert Sobolik*/**   1997 - 0        25,000    0        0
Exec. V.P./Treasurer    1996 - 0        25,000    0        0

                        1998 - 0        500,000   0        0
Larry Epstein*/**       1997 - 25,000   500,000   0        0
Secretary               1996 - 25,000   500,000   0        0

                        1998 - 0        50,000    0        0
John R. Woodward*/**    1997 - 0        50,000    0        0
Vice President          1996 - 0        50,000    0        0

                        1998 - 0  25,000     0         0
George T. Lindsey*/**   1997 - 0        25,000    0        0
Vice President          1996 - 0        25,000    0        0

                        1998 - 0        25,000    0        0
James J. Aitken*/**     1997 - 0        25,000    0        0
Vice President          1996 - 50,000   25,000    0        0

                        1998- 0         20,000    0        0
John Levingston*        1997- 0         20,000    0        0
Vice President          1996- 0         20,000    0        0

                        1998 - 0        100,000   0        0
John R. Foley**         1997 - 0        100,000   0        0
Director                1996 - 0        100,000   0        0

                        1998 - 0        50,000    0        0
Robert E. Capps Jr.**   1997 - 0        50,000    0        0
Director                1996 - 0        50,000    0        0

                        1998 - 0  25,000     0         0
Benjamin Whitfield Jr.**      1997 - 0  25,000    0        0
Director                1996 - 0        25,000    0        0

                        1998 - 0        20,000    0        0
Brendan Cahill**        1997 - 0        20,000    0        0
Director                1996 - 0        20,000    0        0

                        1998 - 0        20,000    0        0
Alex Trebek**           1997 - 0        20,000    0        0
Director                1996 - 0        20,000    0        0

                        1998 - 0        0         0        0
LeRoy J. Steele**       1997 - 0        0         0        0
Director                1996 - 0        0         0        0

                        1998 - 0        25,000    0        0
Joseph Dyson**          1997 - 0        25,000    0        0
Director                1996 - 50,000   25,000    0        0

                        1998 - 0        0         0        0
Peter Lallos**          1997 - 0  0          0         0
Director                1996 - 0        0         0        0

                        1998 - 0        0         0        0
Philip Langwald**       1997 - 0        0         0        0
Director                1996 - 0        0         0        0
                        1998 - 0        0         0        0
Fred Baron**            1997 - 0        0         0        0
Director                1996 - 0        0         0        0

                        1998 - 0        0         0        0
Charles Newirth**       1997 - 0        0         0        0
Director                1996 - 0        0         0        0

                        1998 - 0        100,000   0        0
Brian J. Patnoe*        1997 - 0        100,000   0        0
Assoc. V.P.             1996 - 0        100,000   0        0

                        1998 - 0        10,000    0        0
Michael Maghini*        1997 - 0        10,000    0        0
Assoc. V.P.             1996 - 0        10,000    0        0

                        1998 - 0        0         0        0
David A. Toma*          1997 - 0        0         0        0
Assoc. V.P.             1996 - 0        0         0        0

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


                         WORLD WIDE MOTION PICTURES CORPORATION

September 24, 1999       /s/       A. Robert Sobolik

                         A. Robert Sobolik
                         Executive Vice President/Treasurer