Form 10QSB/A
period 1999-03-31
WORLD WIDE MOTION PICTURES CORP
filed 1999-09-27
CIK 1005502

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington D.C. 20549

                           FORM 10-QSB/A

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


                  Part I.  Financial Information

Item 1.   Financial Statements

Consolidated Balance Sheets
     WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
          For the Three-Month Period Ended March 31, 1999
                            (unaudited)

                                         March 31,     Dec. 31,
                                              1999         1998
                                         ---------     --------
                                       (Unaudited)
Assets
Cash                                       $24,266      $28,726
Accounts receivable                         56,752       28,382
Note receivable                            150,000      150,000
Work in process                            438,606      438,606
Completed motion pictures/Television productions 8,622,7318,622,731
Film properties (screenplays/teleplays)  1,680,967    1,680,967
Property and equipment                      49,937       49,937
Other assets                                54,500       54,500
Less accumulated depreciation          (1,263,071)  (1,213,789)
Total Assets                            $9,814,688   $9,840,060

Liabilities
Accounts payable                            18,246        3,246
Common stock payable                            61           61
Preferred stock payable                         80           80
Notes payable                               16,300       16,300
Deferred credit to production costs        150,000      150,000
Total Liabilities and Deferred Credit      184,687      169,687

Stockholders' Equity
Common Stock $.001 Par Value,
100,000,000 shares authorized
47,882,890 and 47,629,290 shares issued     47,883       47,629
Preferred Stock $.01 Par Value, 1,100,000
shares authorized, 121,217 issued            1,212        1,212
Additional paid-in capital              10,993,258   10,966,772
Retained-earnings deficit              (1,412,352)  (1,345,240)
Total Stockholders' Equity               9,630,001    9,670,373
Total Liabilities, Deferred Credit
 and Stockholder's Equity               $9,814,688   $9,840,060

<F1>
The accompanying 1998 yearend notes are an integral part of these financial statements.

Consolidated Statements of Income
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)


                                        Three months ended
                                              March 31,
                                        -------------------
                                        1999      1998
                                        ----      ----
Revenues                               $ 28,370  $  800
Operating expenses:
     Administrative                      46,200   2,640
     Depreciation                        49,282 115,914
        Total operating expense          95,482 118,554
     Net income (loss)                $(67,112)$(117,754)
Earnings available to common stockholders    $0      $0
Earnings per common share, assuming full dilution      $0     $0

<F1>
The accompanying 1998 yearend notes are an integral part of these financial statements.

Consolidated Statement of Cash Flows
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For Three Month Periods Ending March 31, 1999 and 1998
(unaudited)

                                               Three months ended
                                              March 31,
                                               -------------------
                                           1999    1998
                                           ----    ----
Cash flows from operating activities:

Net Income (loss)                     $(67,112)$(117,754)

Adjustments to reconcile net income (loss) to net cash provided by or used in operating activities:

Depreciation                             49,282 115,914

Changes in assets and liabilities:
  (Increase) Decrease in accounts receivable$(28,370)$ 519
  Increase (Decrease) in accounts payable15,000  $(738)

Net cash provided by (used in) operating
activities:                            (31,200) $(219)

Investing activities:

  Investment work-in-process                -      $495

  Net cash used in investing activities:           $495

Financing activities:

  Proceeds from issuance of stock      26,740  (31,100)

  Net cash provided by financing activities:26,740  (31,100)

Net increase/decrease in cash           (4,460)(32,664)

Cash balance - beginning of quarter      28,726  56,541

Cash balance - end of quarter          $ 24,266$ 23,877

Supplemental cash flow information
  Schedule of noncash transactions
    Restricted stock issued for services253,600
    Restricted stock issued for product       0

<F1>
The accompanying 1998 yearend notes are an integral part of these financial statements.
<F2>
During the first quarter ending March 31, 1999, 253,600 common shares and 0 preferred shares were issued for product and services provided by or provided to the Company.

Consolidated Statement of Stockholder's Equity
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
For the Period Ending March 31, 1999
(unaudited)


              Number of
              Outstanding          Additional    Retained
              Shares    Par        Paid-In  Earnings
         Common   Preferred Amount Capital  (Deficit) Total
         -------- ----- ---  -----------    --------- -----

Balances
Dec. 31,
1998    47,629,290 121,217 48,84110,966,772$(1,345,240) $9,670,373

Stock
issued     253,600            254    26,486                 26,740
- Cash           0
- Services 213,600

- Film      40,000

Net loss                                         67,112   (67,112)

Balances,
March 31,
1999    47,882,890 121,217$49,09510,993,258$(1,412,352) $9,630,001

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

The film and television product inventory of the Company is regularly reviewed and evaluated on a film-by-film basis by the Company's management and periodicaly appraised by outside independent appraisal. Forecasting any film or television project's future revenues is a difficult and uncertain art, even for major film distributors and television syndicators. The accounting principles and industry practices in these areas leave unusual discretion with the film and/or television company executives and often result in "unusual" changes in individual periods. There is no generally accepted definitive industry consensus for valuing motion picture and television inventory, the value may be buried among films currently in release, television productions currently in broadcast, film and television productions under development or in production, distribution/syndication contracts, participation agreements, performer and production related contracts, and the ubiquitous "other". FASB Statement of Financial Accounting Standards No. 53, paragraph entitled "Inventory Valuation" states "16. Unamortized production and exploitation costs shall be compared with 'net realizable value' for each reporting period on a film-by-film basis;" and in the paragraph entitled "Net Realizable Value" it states, "Net Realizable Value" is the estimated selling price (rental value) in the ordinary course of business less estimated cost to complete and exploit in a manner consistent with realization of that income". The accounting profession is currently reviewing the problem of how to fairly report film inventory on financial statements. Since the FASB guidelines do not apply directly to the Company's particular situation, in an effort to conform as closely as possible to the guidelines and in accordance with management's recent receipt of commentary from the Securities and Exchange Commission, the Company has revalued its inventory of film and television product, resulting in a reduction of net realizable value of four million and ninety one thousand nine hundred and fifty dollars ($4,091,950) in the stated value of such inventory on the December 31, 1997 balance sheet. In 1998, management again revalued its inventory based on management's recent receipt of commentary from the Securities and Exchane Commission, with an additional appraisal of potential resale value, worthiness as works of art, and potential licensing capabilities, resulting in management's estimate of a net realizable value of $3,868,380. The results of the reevaluations effectuated in 1997 and 1998 resulted in a substantial reduction in book value of approximately 51% for those items. The 1997 revaluation and resulting reduction in value combined with the 1998 revaluation and its resulting reduction and value lowered the balance sheet presentation of the asset identified as "completed motion pictures and television products". Also, a depreciation policy has been adopted to amortize the film and television inventory over a 10-year period. The Company has instituted a maximum 10-year depreciation schedule which will result in the amortization of 33-1/3% of the film and television product inventory to be marketed over the next three years. Although the Company has on its Board of Directors and professional staff personnel qualified to estimate the value of its film and television inventory, for internal verification purposes, it retained the services of an independent appraiser who reviewed the Company's film and television completed product library, ensuring a greater measure of objectivity as regards the carrying amount of such inventory on the Company's December 31, 1998 balance sheet.

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

RESULTS OF OPERATIONS

The Company's revenue at first quarter end, 1999 was $28,370, as
compared to $800 for the comparable period of 1998.   The increase
is primarily attributable to fee income received for the production of motion picture and television product. The first quarter ending March 31, 1999, net loss prior to depreciation expense was $(17,830),and net loss for the comparable period ending 1998 of $(1,840). Quarter ending March 31, 1999, expenses for the Company's development, production and distribution operations were $6,800 and its miscellaneous operations were $39,400, totalling $46,200, compared to $2,640. The increase in operating expenses of 1999 was primarily attributable to the marketing and distribution of the feature length film entitled"Shattered Illusions". The increase in administrative expense from $2,640 to $4,400 is primarily due to the cost of marketing and distribution of completed film and television productions. The resultant per share earnings to common stockholders was $0 in March 31, 1999 and $0 in March 31, 1998. The Company derives its revenues from the licensing of its newly created film and television productions, the licensing of its inventory of previously produced films or television productions and fees received for professional services provided to the industry. The Company also receives revenue for the marketing and distribution of product produced or owned by 3rd party producers and production companies. The generation of revenue in the motion picture and television industry is highly competitive which may have a material impact on the Company's financial statements.


The following table presents operations data and selected statistical information for the periods indicated.

                              Quarter Ended March 31,
                                   1999      1998
                                   -----     -----
Revenues                           $28,370   800

Costs and Expenses
     Operating &
       Administration expenses     46,200    2,640
Depreciation and amortization      *49,282   115,914

Income (Loss)                      $(67,112) $117,754)

* Reflects revaluation of net realizable value referred to below.

The Company has presented a consolidated balance sheet which includes five wholly-owned active subsidiaries: World Wide Films Inc., World Wide Productions Inc., World Wide Film & Television Institute, World Wide Entertainment Inc. and Environmental Services Corporation. The Company's charter allows it to branch into diversified fields of enterprise provided management concludes there is a significant potential for profit. It is the decision of management to continue the major portion of the Company's operations in the motion picture and television industry, but since the primary business objective of the Company is to increase the value of its stockholders' equity, if and when opportunities arise to make profits for the corporation in a diversified industry, the Company shall investigate and if appropriate, pursue such opportunities. The motion picture and television segment of the Company's current or planned operations is the only segment material to the Company's financial statement condition.

The Company's motion picture and television participation strategy has been to expend its resources and to set in place relationships and contracts in preparation for the continued development, acquisitions, production and/or marketing/distribution of quality moderate budget feature length motion pictures, documentaries, docudramas and television productions. The strategy additionally includes the acquisition of screenplays and teleplays suitable for development/packaging and completed motion pictures and television projects for licensing and marketing/distribution opportunities for all applicable sales territories throughout the world. At such time that the above-referred to additional working capital is secured, it is the Company's opinion that substantial revenue will be generated by the existing film and television library and future distribution of potential new product, ultimately realizing its projected return on investment. Arrangements for participation by the Company in various feature film and television productions for the last 24-month period include gross and net revenue participations in the following feature film and television production ranging between 2-60% of worldwide revenue potential including all markets and all media that the particular production is distributed in.(1) In 1997, post production and distribution of the documentary entitled THE OUTLAW TRAIL, 100 YEARS REVISITED, in association with Western Sunset Films, an 8-year old Los Angeles based documentary production company. (2) In 1998, development and production of the television production entitled CLASSIC CAR, in association with SLIM, Inc., a 4-year old Los Angeles based television production company. Other arrangements include marketing and distribution of a feature length film acquired by the Company entitled CITIZEN SOLDIER originally produced by M&D Productions, a 7-year old Los Angeles based film production company, purchased by the Company in 1995 and providing a 60% gross revenue participation to the Company in perpetuity. Also, in 1995, the Company purchased thirty-seven feature film submaster (videotape) prints from Stanley Pappas providing 20% of any gross revenue of the product in perpetuity, and the television production series entitled TIPS FOR BETTER HEALTH and MARKET PLACES OF THE WORLD, both owned and produced by Pacific Pictures Inc., a 9-year old Los Angeles based film and television production company, and providing 5% gross revenue co-production participation to the Company in perpetuity. Additionally in 1995, the Company licensed to Media One Broadcasting, a 12-year old television syndication company, for $71,000 and 40% of net revenue the right to telecast four feature motion pictures and seventeen television productions which the Company owns as part of its completed product library. In 1996 the Company licensed to Wittman Productions Inc., a 4-year old Los Angeles based film production company, twenty feature films and television productions for $75,000 and 40% of net revenue for the right to telecast and exploit those productions which the Company owns as part of its library. In 1995 and 1996, certain other film and television participations of the Company included development and packaging arrangements, the Company's review and in certain cases, advice and counsel on screenplays and screenplay development scenarios for the subsequent possible packaging and production and distribution of a particular project. The most significant of these productions, their production companies, and percentage of future gross revenue allocated to the Company, were the feature length film entitled CHOICE offered by production company Best Pictures Inc., a 4-year old Los Angeles based production company, (50%); and the feature length film entitled ALONG FOR THE RIDE offered by production company Wittman Productions Inc., a 4-year old Los Angeles based production company, (50%). In 1999 and 2000, the Company expects to produce and/or distribute two full length feature films or specialty television projects for theatrical and ancillary worldwide exploitation. The productions will be entirely or in large part under the responsibility, control and ownership of the Company. All financing for the completion of the recently completed feature length production entitled SHATTERED ILLUSIONS featuring Morgan Fairchild, Bruce Weitz, Richard Lynch and Dan Monahan was secured and the production was completed and is now in distribution. The feature length production, ALONG FOR THE RIDE and/or MR. CORKLESBY, has approximately 50% of the financing secured and negotiations for the remainder in process.

       The following is a table showing the comparison of balance sheet data between quarter end March 31, 1998 and same period,
1999.
                         Quarter Ending March 31, 1999
CATEGORY            1998           1999           % CHANGE
Net Profit (Loss)   (117,754)      *(67,112)      -43%
Assets              13,420,930     *9,814,688     -27%
Stockholder Equity  13,399,161     *9,630,001     -28%
Liability           21,753         184,687        +749%
Net Revenues        800            28,370         +3400%
Inventory           14,192,569     *10,358,198    -27%

* Reflects revaluing of net realizable value of inventory referred to below.

The Company experienced no material changes during the first quarter of 1999 regarding its operations or its financial position relative to the first quarter of 1998. There are no seasonal or other factors regarding the Company's intra-year operations that require explanation of a percentile swing in inter-quarter reports.

GENERAL

In fiscal 1998 and the first quarter of 1999, the Company continued its involvement in a variety of film and television projects relative to development, acquisitions, packaging, production and marketing/distribution activities. The Company also continued to pursue potential diversified business opportunities that have cash
flow possibilities. Management        believes that a film or
television production's economic success is dependent upon several overlapping factors including general public appetite of a potential genre or performer at the time of release, domestic and international marketing philosophy, applicable usage of existing and new and emerging technology, advertising strategy with resultant penetration and the overall quality of the finished production. The Company's film and television productions may compete for sales with numerous independent and foreign productions as well as projects produced and distributed by a number of major domestic and foreign companies, many of which are units of conglomerate corporations with assets and resources substantially greater than the Company's. Management of the Company believes that in recent years there has been an increase in competition in virtually all facets of the Company's business. Specifically, the motion picture industry competes with television and other forms of leisure-time entertainment. Since the Company may for certain undetermined markets and products distribute its product to all markets and media worldwide, it is not possible to determine how its business as a whole will be affected by these developments and accordingly, the resultant impact on the financial statements. The Company has currently obtained the investment capital to produce and/or distribute a minimum of two full length feature films or specialty television productions within the next two years. In addition to the development, financing, production, and distribution of motion picture and television product, the Company expects to continue to exploit a portion or portions of the Company's completed film and television library to a wide variety of distribution outlets including network television, cable television, satellite broadcast, pay-per-view, and home video sales. Specifically, live action motion pictures are generally licensed for broadcast on commercial television following limited or wide release distribution to theatrical outlets (theaters), home video and pay television. Licensing to commercial television is generally accomplished pursuant to agreements which allow a fixed number of telecasts over a prescribed period of time for a specified license fee. Television license fees vary widely, from several thousand to millions of dollars depending on the film or television production, the number of times it may be broadcast, whether it is licensed to a network or a local station and, with respect to local stations, whether the agreement provides for prime-time or off-time telecasting. Licensing to domestic and foreign television stations (syndication) is an important potential source of revenue for the Company, although in recent years the prices obtainable for individual film and television product in domestic syndication have declined as pay television licensing has grown. The growth of pay television and home video technologies, i.e. DVD (Digital Video Disk) and HDTV (High Definition television), has had an adverse effect on the fees obtainable from the licensing of film and television product to networks and local television stations. Thereby potentially effecting the Company's ability to generate substantive revenue from this particular venue; however increasing revenue potential in other areas. Conversely, the Company may derive revenue from the marketing and sale, either directly or through licensees, of motion pictures and other filmed or videotaped product on videocassette or Digital Video Disk for playback on a television set or monitor through the use of videocassette recorders ("VCRs"), digital video disk recorders and continued advancements of pay television (cable), satellite broadcast technologies, and Internet applications domestically and internationally. The Company currently holds the distribution rights to 277 motion picture and television titles. The revenue competition relative to existing or pending exploitation agreements of the Company's film and television product library and current and future production and distribution of projects is volatile due to the many technological and innovative changes in the industry and also changes regularly occurring in the international economy.

LIQUIDITY AND CAPITAL RESOURCES

Although the Company experienced positive cash flow prior to provisions for depreciation expense, the Company experienced net losses and negative cash flow from operations for yearend 1998, and
also, as of the comparable period in 1997.   At March 31, 1999, the
Company had $24,266 in cash and no cash equivalents. At March 31, 1998, the Company had $23,877 in cash and no cash equivalents. The increase in cash was due primarily to the increase in fee income for the development/production and/or marketing/distribution of motion picture and television product.The Company anticipates that its existing capital resources may be adequate to satisfy its capital requirements for the forseeable future. However, to accomplish the Company's planned activities, it will need to raise additional funds through public or private financings in the form of debt or equity. The Company has available substantial loss carry forwards for federal income tax purposes. The exact amount of the loss carryforwards is uncertain until the Company reaches an understanding with the Internal Revenue Service in that regard.In order to finance its operations, working capital needs and capital expenditures, the Company utilized revenue from licensing fees, loans, proceeds from the private sale of equity securities, deferred compensation, profit participation, and equity in exchange for services and product. In accordance with the Securities and Exchange Commission "Regulation D", and subject to Rule 144 restrictions, the Company issued 0 shares of its common stock and 0 shares of its preferred stock in first quarter period ending March 31, 1999 for cash and 253,600 shares of its common stock and 0 shares of its preferred stock for product and services. For the comparable period in 1998, the Company issued 0 shares of its common stock and 0 shares of its preferred stock for cash and 76,070 shares of its common stock and 0 shares of its preferred stock for product and services acquired by or provided to the Company. No proceeds from the sale of the corporation's common stock or preferred stock has ever been used to pay compensation to employees or executives of the Company.The Company was issued a standby irrevocable Letter of Credit from the Huntington Bank, Cleveland, Ohio (now Society Bank), in the amount of fifty thousand ($50,000). The terms of the Huntington Bank Letter of Credit required that, if utilized, the Company would pledge as collateral a portion of its film and television product library. If the Letter of Credit were exercised, the resultant loan would be secured by a commensurate portion of the Company's film and television product library. The Huntington Bank terms also provided that the Company would continue to be able to sell or lease any portion of the product library as long as it retained sufficient material to secure any loans made as a result of the Letter of Credit. The Company currently utilizes a fifty thousand ($50,000) dollar primary line of credit with the Wells Fargo Bank of California, to accommodate its daily cash flow needs and occasionally uses its credit lines at other financial institutions and with its vendors and suppliers. The Company holds a Promissory Note for one hundred fifty thousand ($150,000) dollars from Mr. Gary T. Wittman payable to the Company in annual installments of twenty five thousand ($25,000) dollars each beginning April 30, 2000. The Note is secured by a pledge of high grade stocks comprising a portion of the Dow Jones Industrial average or higher quality securities and are valued at two hundred and fifty thousand ($250,000) dollars or greater. The Company's principal liquidity in the period ending March 31, 1999, included cash of $24,266 and net accounts receivable of $56,752 and in period ending March 31, 1998, included cash of $23,877 and net accounts receivable of $24,707. The Company's liquidity position has remained sufficient enough to support on-going general administrative expense, pilot programs, strategic position, and the garnering of contracts, relationships and film and television product for addition to the Company's library, and the financing, packaging, development and production of two feature films and specialty television projects. Although the Company during 1997 and 1998 and the first quarter of 1999 experienced revenue, unless the Company has an influx of additional capital, the Company will not be able to accomplish its planned objectives and revenue projections. Accordingly, the Company intends to resolve and provide for its liquidity needs as well as provide for the needed capital resources to expand its operations through a future proposed public offering of its common shares to the public. It is anticipated that such an offering will commence within the next 24 months for an amount to be determined by the Company and underwriter(s) if any. To meet the Company's interim liquidity and capital resources needs while the Company's contemplated public offering is being prepared and examined, the Company is presently investigating the possibilities of future loans and is considering future sales of unregistered common equity to accredited investors under one or more exemptions that provide for the same. In the event a loan is obtained, one of the terms may provide that the same be repaid from the proceeds derived from the Company's contemplated public offering. A primary use of public offering proceeds would be the further exploitation of the Company's current completed product film and television library, participations in completed films, and the continued development, production and marketing/distribution of new film and television production opportunities.

The following table presents equity and cash flow data for the periods indicated.
                              Quarter Ending March 31
                              -----------------------
                         1999           1998
                         ----           ----
Stockholders' Equity     *$9,630,001    *$13,399,161
Common Stock Outstanding 47,882,890      47,109,860
Deficit
  (after depreciation)   *67,112        *117,754
Accumulated Deficit      *1,412,352     *1,084,893
Cash                     24,266         23,877

*Reflects reduction in net realizable value referred to below.

In 1998, management for a second time revalued its inventory based on management's recent receipt of commentary from the Securities and Exchange Commission, with an additional appraisal of potential resale value encompassing worthiness of the inventory items as works of art, and potential licensing capabilities, resulting in a reduction in management's estimate of a net realizable value of $3,868,380. The results of the reevaluations effectuated in 1997 and 1998 resulted in a substantial reduction in book value of approximately 51% for those items.

The Company expects its marketing operations to expand considerably over the next three years. The current inventory and contracts acquired by the Company are now beginning to be more vigorously exploited. As the Company's focus moves from extensive accumulation of product and contracts in an ownership capacity to capital acquisition specifically for marketing purposes using recently developed technologies, a substantial increase in income and/or receivables are anticipated to take place beginning in the last quarter of 1999. Although the Company is conservative regarding its policy concerning the use of borrowed operating capital, it is now in a position to use its reputation and contacts in the industry to leverage operating funds profitably.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

The statements which are not historical facts contained in this Form 10-QSB are "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The words "anticipate", "believes", "expect", "intend", "may" or similar expressions used in this Form 10-QSB as they relate to the Company or its Management are generally intended to identify such forward looking statements.
These risks and uncertainties contained in this Form 10-QSB include but are not limited to, product demand and market acceptance risks, the effect of economic conditions generally and retail/wholesale in the motion picture and television industry and marketing conditions specifically, the impact of competition, technological difficulties, capacity and supply constraints or difficulties, the results of financing efforts, changes in consumer preferences and trends, the effect of the Company's accounting policies, weather conditions, acts of God, and other risks detailed in the Company's Security and Exchange Commission filings.

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