Form 10QSB/A
period 1999-06-30
WORLD WIDE MOTION PICTURES CORP
filed 1999-09-27
CIK 1005502

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


                  Part I.  Financial Information

Item 1.   Financial Statements

Consolidated Balance Sheets
     WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
           For the Six Month Period Ending June 30, 1999
                            (unaudited)

                                          June 30,      Dec 31,
                                              1999         1998
                                         ---------     --------
                                                  (Unaudited)      (Audited)
Assets
Cash                                       $24,179      $28,726
Accounts receivable                         56,752       28,382
Note receivable                            150,000      150,000
Work in process                            438,606      438,606
Completed motion pictures/Television productions 8,622,7318,622,731
Film properties (screenplays/teleplays)  1,680,967    1,680,967
Property and equipment                      49,937       49,937
Other assets                                54,500       54,500
Less accumulated depreciation          (1,312,353)  (1,213,789)
Total Assets                            $9,765,319   $9,840,060

Liabilities
Accounts payable                            18,511        3,246
Common stock payable                            11           61
Preferred stock payable                         80           80
Notes payable                               16,300       16,300
Deferred credit to production costs        150,000      150,000
Total Liabilities and Deferred Credit      184,902      169,687

Stockholders' Equity
Common Stock $.001 Par Value,
100,000,000 shares authorized
48,012,890 and 47,882,890 shares issued     48,013       47,629
Preferred Stock $.01 Par Value, 1,100,000
shares authorized, 121,217 issued            1,212        1,212
Additional paid-in capital              10,999,678   10,966,772
Retained-earnings deficit              (1,486,486)  (1,345,240)
Total Stockholders' Equity               9,580,417    9,670,373
Total Liabilities, Deferred Credit
 and Stockholders' Equity               $9,765,319   $9,840,060

<F1>
The accompanying 1998 yearend notes are an integral part of these financial statements.

Consolidated Statements of Income
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Six Month Periods Ending June 30, 1999 and 1998
(Unaudited)


                                        Six months ended
                                              June 30,
                                        -------------------
                                        1999      1998
                                        ----      ----
Revenues                               $      0 $     0
Operating expenses:
     Administrative                       6,852   4,526
     Depreciation                        49,282 115,914
        Total operating expense          56,134  120,440
     Net income (loss)                $(56,134)$(120,440)
Earnings available to common stockholders    $0      $0
Earnings per common share, assuming full dilution      $0      $0

<F1>
The accompanying 1998 yearend notes are an integral part of these financial statements.

Consolidated Statement of Cash Flows
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Month Periods Ending June 30, 1999 and 1998
(unaudited)

                                               Six months ended
                                              June 30,
                                               -------------------
                                           1999    1998
                                           ----    ----
Cash flows from operating activities:

Net Income (loss)                     $(56,134)$(120,440)

Adjustments to reconcile net income (loss) to net cash provided by or used in operating activities:

Depreciation                                   49,282 115,914

Changes in assets and liabilities:
  (Increase) Decrease in accounts receivable     $      0$(1,000)
  Increase (Decrease) in accounts payable  265   $(393)

Net cash provided by (used in) operating
activities:                            (6,587) $(1,393)

Investing activities:

  Investment work-in-process                 0        0

  Net cash used in investing activities:     0        0

Financing activities:

  Proceeds from issuance of stock         6,500   7,000

  Net cash provided by financing activities:6,500 7,000

Net increase/decrease in cash              (87)  $1,082

Cash balance - beginning of quarter      24,266  23,877

Cash balance - end of quarter          $ 24,179$ 24,959

Supplemental cash flor information
  Schedule of noncash transactions
    Restricted stock issued for services      0
    Restricted stock issued for product       0

<F1>
The accompanying 1998 yearend notes are an integral part of these financial statements.
<F2>
During the second quarter ending June 30, 1999, 0 common shares and 0 preferred shares were issued for product and services provided by or provided to the Company.

Consolidated Statement of Stockholder's Equity
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
For the Sixth Month Period Ending June 30, 1999
(unaudited)

              Number of
              Outstanding          Additional    Retained
              Shares    Par        Paid-In  Earnings
         Common   Preferred Amount Capital  (Deficit) Total
         -------- ----- ---  -----------    --------- -----

Balances
Dec. 31,
1998    47,629,290 121,217 48,84110,966,772$(1,345,240) $9,670,373

Balances,
March 31,
1999    47,882,890 121,217$49,09510,993,258$(1,412,352) $9,630,001

Shares
issued
- Cash     130,000       0    130     6,420                  6,550
- Services       0
- Film           0

Net loss                                         56,134   (56,134)

Balances,
June 30,
1999    48,013,890 121,217 49,22510,999,678$(1,468,486)  9,580,417

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

The film and television product inventory of the Company is regularly reviewed and evaluated on a film-by-film basis by the Company's management and periodicaly appraised by outside independent appraisal. Forecasting any film or television project's future revenues is a difficult and uncertain art, even for major film distributors and television syndicators. The accounting principles and industry practices in these areas leave unusual discretion with the film and/or television company executives and often result in "unusual" changes in individual periods. There is no generally accepted definitive industry consensus for valuing motion picture and television inventory, the value may be buried among films currently in release, television productions currently in broadcast, film and television productions under development or in production, distribution/syndication contracts, participation agreements, performer and production related contracts, and the ubiquitous "other". FASB Statement of Financial Accounting Standards No. 53, paragraph entitled "Inventory Valuation" states "16. Unamortized production and exploitation costs shall be compared with 'net realizable value' for each reporting period on a film-by-film basis;" and in the paragraph entitled "Net Realizable Value" it states, "Net Realizable Value" is the estimated selling price (rental value) in the ordinary course of business less estimated cost to complete and exploit in a manner consistent with realization of that income". The accounting profession is currently reviewing the problem of how to fairly report film inventory on financial statements. Since the FASB guidelines do not apply directly to the Company's particular situation, in an effort to conform as closely as possible to the guidelines and in accordance with management's recent receipt of commentary from the Securities and Exchange Commission, the Company has revalued its inventory of film and television product, resulting in a reduction of net realizable value of four million and ninety one thousand nine hundred and fifty dollars ($4,091,950) in the stated value of such inventory on the December 31, 1997 balance sheet. In 1998, management again revalued its inventory based on management's recent receipt of commentary from the Securities and Exchane Commission, with an additional appraisal of potential resale value, worthiness as works of art, and potential licensing capabilities, resulting in management's estimate of a net realizable value of $3,868,380 The results of the reevaluations effectuated in 1997 and 1998 resulted in a substantial reduction in book value of approximately 51% for those items. The 1997 revaluation and resulting reduction in value combined with the 1998 revaluation and its resulting reduction and value lowered the balance sheet presentation of the asset identified as "completed motion pictures and television products". Also, a depreciation policy has been adopted to amortize the film and television inventory over a 10-year period. The Company has instituted a maximum 10-year depreciation schedule which will result in the amortization of 33-1/3% of the film and television product inventory to be marketed over the next three years. Although the Company has on its Board of Directors and professional staff personnel qualified to estimate the value of its film and television inventory, for internal verification purposes, it retained the services of an independent appraiser who reviewed the Company's film and television completed product library, ensuring a greater measure of objectivity as regards the carrying amount of such inventory on the Company's December 31, 1998 balance sheet.

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

RESULTS OF OPERATIONS

The Company's revenue for the second quarter ending June 30, 1999
was $0, as compared to $0 for the comparable period of 1998.   The
six month period ending June 30, 1999 net loss prior to depreciation expense was $(6,852), and net loss before depreciation for the comparable period ending 1998 of $(4,526), and after allowance for depreciation the loss for June 1999 was $(56,134) and $(120,440) for 1998. For the second quarter ending June 30 1999, expenses for the Company's development, production and distribution operations were $392 and its miscellaneous operations were $6,460, totalling $6,852, compared to $4,025 and its miscellaneous operations were $501 totalling $4,526 for the comparable period of 1998. The increase in development and production operating expenses of 1999 was primarily attributable to the marketing and distribution of the feature length film entitled "Shattered Illusions". The decrease in administrative expense from $6,460 to $501 is primarily due to less cost of marketing and distribution of other completed film and television productions. The resultant per share earnings to common stockholders was $0 in June 30, 1999 and $0 in June 30, 1998. The Company derives its revenues from the licensing of its newly created film and television productions, the licensing of its inventory of previously produced films or television productions and fees received for professional services provided to the industry. The Company also receives revenue for the marketing and distribution of product produced or owned by 3rd party producers and production companies. The generation of revenue in the motion picture and television industry is highly competitive which may have a material impact on the Company's financial statements.

The following table presents operations data and selected
statistical information for the periods indicated.
                              Second Quarter Ending June 30,
                                   1999      1998
                                   ----      ----
Revenues                           $0        $0
Costs and Expenses
     Operating &
     Administration expenses       6,852     4,526
     Depreciation and
        amortization               *49,282   115,914


Income (Loss)                      $(56,134) $(120,440)

*Reflects revaluation of net realizable value referred to below

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

       The following is a table showing the comparison of balance sheet data between 1998 and 1999.
                         Quarter Ending June 30,

CATEGORY                 1998           1999           % CHANGE
                         -----          -----          --------
Net Profit (Loss)        (120,440)      *(56,134)      -53%
Assets                   13,189,102     *9,765,319     -26%
Stockholder Equity       13,167,818     *9,580,417     -27%
Liability                21,284         184,902        +869%
Net Revenues             0              0              0%
Inventory                14,192,569     *10,358,198    27%

*Reflects revaluing of net realizable value of inventory referred to below.

The Company experienced no material changes during the second quarter of 1999 regarding its operations or its financial position relative to second quarter 1998. There are no seasonal or other factors regarding the Company's intra-year operations that require explanation of a percentile swing in inter-quarter reports.

GENERAL

In fiscal 1998 and the first half of 1999 the Company continued its involvement in a variety of film and television projects relative to development, acquisitions, packaging, production and marketing/distribution activities. The Company also continued to pursue potential diversified business opportunities that have cash flow possibilities. Management believes that a film or television production's economic success is dependent upon several overlapping factors including general public appetite of a potential genre or performer at the time of release, domestic and international marketing philosophy, applicable usage of existing and new and emerging technology, advertising strategy with resultant penetration and the overall quality of the finished production. The Company's film and television productions may compete for sales with numerous independent and foreign productions as well as projects produced and distributed by a number of major domestic and foreign companies, many of which are units of conglomerate corporations with assets and resources substantially greater than the Company's. Management of the Company believes that in recent years there has been an increase in competition in virtually all facets of the Company's business. Specifically, the motion picture industry competes with television and other forms of leisure-time entertainment. Since the Company may for certain undetermined markets and products distribute its product to all markets and media worldwide, it is not possible to determine how its business as a whole will be affected by these developments and accordingly, the resultant impact on the financial statements. The Company has currently obtained the investment capital to produce and/or distribute a minimum of two full length feature films or specialty television productions within the next two years. In addition to the development, financing, production, and distribution of motion picture and television product, the Company expects to continue to exploit a portion or portions of the Company's completed film and television library to a wide variety of distribution outlets including network television, cable television, satellite broadcast, pay-per-view, and home video sales. Specifically, live action motion pictures are generally licensed for broadcast on commercial television following limited or wide release distribution to theatrical outlets (theaters), home video and pay television. Licensing to commercial television is generally accomplished pursuant to agreements which allow a fixed number of telecasts over a prescribed period of time for a specified license fee. Television license fees vary widely, from several thousand to millions of dollars depending on the film or television production, the number of times it may be broadcast, whether it is licensed to a network or a local station and, with respect to local stations, whether the agreement provides for prime-time or off-time telecasting. Licensing to domestic and foreign television stations (syndication) is an important potential source of revenue for the Company, although in recent years the prices obtainable for individual film and television product in domestic syndication have declined as pay television licensing has grown. The growth of pay television and home video technologies, i.e. DVD (Digital Video
Disk) and HDTV (High Definition television), has had an adverse effect on the fees obtainable from the licensing of film and television product to networks and local television stations. Thereby potentially effecting the Company's ability to generate substantive revenue from this particular venue; however increasing revenue potential in other areas. Conversely, the Company may derive revenue from the marketing and sale, either directly or through licensees, of motion pictures and other filmed or videotaped product on videocassette or Digital Video Disk for playback on a television set or monitor through the use of videocassette recorders ("VCRs"), digital video disk recorders and continued advancements of pay television (cable), satellite broadcast technologies, and Internet applications domestically and internationally. The Company currently holds the distribution rights to 277 motion picture and television titles.The revenue competition relative to existing or pending exploitation agreements of the Company's film and television product library and current and future production and distribution of projects is volatile due to the many technological and innovative changes in the industry and also changes regularly occurring in the international economy.

LIQUIDITY AND CAPITAL RESOURCES

Although the Company experienced positive cash flow prior to provisions for depreciation expense, the Company experienced net losses and negative cash flow from operations for yearend 1998, and
also, as of the comparable period in 1997.   At June 30, 1999, the
Company had $24,179 in cash and no cash equivalents. At June 30, 1998, the Company had $24,959 in cash and no cash equivalents. The decrease in cash was due primarily to the decrease in fee income for the development/production and/or marketing/distribution of motion picture and television product. The Company anticipates that its existing capital resources may be adequate to satisfy its capital requirements for the forseeable future. However, to accomplish the Company's planned activities, it will need to raise additional funds through public or private financings in the form of debt or equity. The Company has available substantial loss carry forwards for federal income tax purposes. The exact amount of the loss carryforwards is uncertain until the Company reaches an understanding with the Internal Revenue Service in that regard.In order to finance its operations, working capital needs and capital expenditures, the Company utilized revenue from licensing fees, loans, proceeds from the private sale of equity securities, deferred compensation, profit participation, and equity in exchange for services and product. In accordance with the Securities and Exchange Commission "Regulation D", and subject to Rule 144 restrictions, the Company issued 130,000 shares of its common stock and 0 shares of its preferred stock in second quarter period ending June 30, 1999 for cash and 0 shares of its common stock and 0 shares of its preferred stock for product and services. For the comparable period in 1998, the Company issued 130,000 shares of its common stock and 0 shares of its preferred stock for cash and 36,430 shares of its common stock and 0 shares of its preferred stock for product and services acquired by or provided to the Company. No proceeds from the sale of the corporation's common stock or preferred stock has ever been used to pay compensation to employees or executives of the Company. The Company was issued a standby irrevocable Letter of Credit from the Huntington Bank, Cleveland, Ohio (now Society Bank), in the amount of fifty thousand ($50,000). The terms of the Huntington Bank Letter of Credit required that, if utilized, the Company would pledge as collateral a portion of its film and television product library. If the Letter of Credit were exercised, the resultant loan would be secured by a commensurate portion of the Company's film and television product library. The Huntington Bank terms also provided that the Company would continue to be able to sell or lease any portion of the product library as long as it retained sufficient material to secure any loans made as a result of the Letter of Credit. The Company currently utilizes a fifty thousand ($50,000) dollar primary line of credit with the Wells Fargo Bank of California, to accommodate its daily cash flow needs and occasionally uses its credit lines at other financial institutions and with its vendors and suppliers. The Company holds a Promissory Note for one hundred fifty thousand ($150,000) dollars from Mr. Gary T. Wittman payable to the Company in annual installments of twenty five thousand ($25,000) dollars each beginning April 30, 2000. The Note is secured by a pledge of high grade stocks comprising a portion of the Dow Jones Industrial average or higher quality securities and are valued at two hundred and fifty thousand ($250,000) dollars or greater.The Company's principal liquidity in the period ending June 30, 1999, included cash of $24,179 and net accounts receivable of $56,752 and in period ending June 30, 1998, included cash of $24,959 and net accounts receivable of $25,706. The Company's liquidity position has remained sufficient enough to support on-going general administrative expense, pilot programs, strategic position, and the garnering of contracts, relationships and film and television product for addition to the Company's library, and the financing, packaging, development and production of two feature films and specialty television projects. Although the Company during 1997 and 1998 experienced revenue, unless the Company has an influx of additional capital, the Company will not be able to accomplish its planned objectives and revenue projections. Accordingly, the Company intends to resolve and provide for its liquidity needs as well as provide for the needed capital resources to expand its operations through a future proposed public offering of its common shares to the public. It is anticipated that such an offering will commence within the next 24 months for an amount to be determined by the Company and underwriter(s) if any. To meet the Company's interim liquidity and capital resources needs while the Company's contemplated public offering is being prepared and examined, the Company is presently investigating the possibilities of future loans and is considering future sales of unregistered common equity to accredited investors under one or more exemptions that provide for the same. In the event a loan is obtained, one of the terms may provide that the same be repaid from the proceeds derived from the Company's contemplated public offering. A primary use of public offering proceeds would be the further exploitation of the Company's current completed product film and television library, participations in completed films, and the continued development, production and marketing/distribution of new film and television production opportunities.

The following table presents equity and cash flow data for the periods indicated.
                    Second Quarter Ending, June 30,
                         1999           1998
                         -----          ----
Stockholders' Equity     *$9,580,417    *$13,167,818
Common Stock Outstanding 47,882,890     47,276,290
Deficit (after
    depreciation)        56,134         120,440
Accumulated Deficit      1,468,486      1,200,807
Cash                     24,179         24,959

* Reflects reduction in net realizable value referred to below.

In 1998, management again revalued its inventory based on management's recent receipt of commentary from the Securities and Exchange Commission, with an additional appraisal of potential resale value, worthiness as works of art, and potential licensing capabilities, resulting in a reduction in management's estimate of a net realizable value of $3,868,380. The results of the reevaluations effectuated in 1997 and 1998 resulted in a substantial reduction in book value of approximately 51% for those items.

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