Form 10KSB/A
period 1997-12-31
WORLD WIDE MOTION PICTURES CORP
filed 1999-11-24
CIK 1005502

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington D.C. 20549

                           FORM 10-KSB/A

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 1997

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

RESULTS OF OPERATION

Year Ending December 31, 1997

The Company's production/distribution operations were $424,744 and its miscellaneous operations were $12,240 totalling $436,984 compared to $115,000 and $11,623 totalling $125,623 for the comparable period of 1996. The increase in production operating expenses was primarily attributable to the production of the feature length film entitled "Shattered Illusions". The 1997 net income prior to depreciation expense and a special charge for film inventory write-down was $119,694, as compared to $63,377 for the comparable period of 1996. The increase is primarily attributable to the fee income received for the production of motion picture and television product. After allowance for depreciation and a special charge for film inventory, the net loss for 1997 was $(4,406,260) and after allowance for depreciation the net loss for 1996 was $(243,086). There were no resultant per share earnings to common stockholders in 1997 and 1996.

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

The following is a chart showing the comparison between 1996 and 1997.


CATEGORY           1996           1997           % CHANGE
Net Profit (Loss)   (243,086)      (4,406,260)   +.40
Assets              17,539,277     13,454,607    -.23
Stockholder Equity  17,407,742     13,282,100    -.23
Liability           131,535        172,507       +.31
Net Revenues        75,000         137,837       +.84
Inventory           17,341,459     13,176,403    -.24

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

Reed & Taylor, CPAs, P.C.
Detroit, Michigan
April 12, 1998

Consolidated Balance Sheets
     WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1997 AND 1996
                              AUDITED

Assets
                                                  1997      1996
Cash                                            56,541   196,318
Accounts Receivable                             25,226     1,500
Note Receivable                                150,000         -
Work in Process                                436,985         -
Completed Motion Pictures/
Television Productions                      12,026,11116,118,061
Film Properties (Screenplays/Teleplays)      1,680,967 1,680,967
Property and Equipment                         46,437     46,437
Other Assets                                   49,000     49,000
Less Accumulated Depreciation              (1,016,660) (553,006)
Total assets                               $13,454,607$17,539,277

Liabilities
Accounts Payable                                 5,053         -
Customer Deposit                                     -   115,000
Common Stock Payable                             1,124       205
Preferred Stock Payable                             30        30
Notes Payable                                   16,300    16,300
Deferred credit to production costs            150,000         -
Total Liabilities and Deferred Credit          172,507   131,535

Stockholder's Equity
Common Stock $.001 Par Value, 100,000,000
Shares Authorized, 47,003,790 Issued            47,034    46,099
Preferred Stock $.01 Par Value, 1,000,000
Shares Authorized, $10.00 Par Value 100,000
Shares Authorized, 121,217 Issued                1,212     1,212
Capital in Excess of Par Value              18,442,944 8,163,259
Retained earnings (deficit)                (5,209,090) (802,828)
Total Stockholder's Equity                 $13,282,100$17,407,742
Total Liabilities and
Stockholder's Equity                       $13,454,607$17,539,277

<F1>
The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
DECEMBER 31, 1997 and 1996
AUDITED

                                        1997      1996
Revenues                              137,837    $75,000

Operating expenses and special charge:
     Administrative                    18,143     13,921
     Depreciation                     463,654    306,463
     Allocation of Overhead to Asset (29,650)    (2,298)
     Special charge -
        film inventory write-down   4,091,950          -
        Total operating expenses and
        special charge              4,544,097    318,086

     Net income (loss)             $(4,406,260)$(243,086)

Earnings available to common stockholdersNone       None
Earnings per common share, assuming
  full dilution                         None        None

<F1>
The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Cash Flows
     WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS
                        DECEMBER 31, 1997
                              AUDITED
                                            1997
Cash flows from operating activities:
Net income (deficit)                               $(4,406,260)

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation                              434,004
  Allocation of overhead to asset           29,650
  Deferred credit to production costs       150,000
  Special charge -
     film inventory write-down              4,091,950

Changes in assets and liabilities:
  Increase in notes and accounts receivable $(173,722)
  Increase (decrease) in accounts payable   $ 5,972
  Decrease in customer deposit              (115,000)
   Net cash provided by (used in) operating activities     $  16,594

Cash flows from investing activities:

  Increase in work in process               $(436,991)

      Net cash provided by investing activities       $(436,991)

Cash flows from financing activities:

  Proceeds from issuance of stock           $ 280,620

     Net cash flow provided by financing activities   $      280,620

Net increase in cash and cash equivalents               $  (139,777)
Cash and cash equivalents - beginning of year           $   196,318
Cash and cash equivalents - end of year                 $     56,541

Supplemental cash flow information
  Schedule of noncash transactions
    Restricted stock issued for services    549,000
    Restricted stock issued for product     0
    Reduction in inventory valuation        $4,091,950
    Reclassification of note receivable     $150,000

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

              STOCK     AMT        ADDITIONAL         RETAINED   TOTAL
         COMMON   PREFERRED (P/V)  PAID IN CAPITAL    EARNINGS   S/E
STOCK
ISSUED
BAL,
12/31/96 46,099,592  121,217 47,311  18,163,259  (802,828) 17,407,742

STOCK
ISSUED
- Cash   385,500  0          935        279,685            279,685
- Services  549,000
- Product     0

NET LOSS
YEAR ENDED
DEC. 31, 1997                                    (4,406,260)(4,406,260)

BAL,
12/31/97 47,033,790  121,217 48,246  18,442,944  (5,209,090) 13,282,100

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

The following is the Company's common and preferred stock authorized and issued and outstanding.
Company's common and preferred stock authorized and issued and outstanding.

                           SHARES COMMON STOCK:
PAR                          .001
AUTHORIZED                   100,000,000
ISSUED AND OUTSTANDING       47,033,790

                         SHARES PREFERRED STOCK:
PAR (STATED .001)            10.00
AUTHORIZED                   100,000
ISSUED AND OUTSTANDING       20,000

PAR                          .01
AUTHORIZED                   1,000,000
ISSUED AND OUTSTANDING       115,000

                 OUTSTANDING CONVERSION RATIO TO COMMON:
              PAR # SHARES   CONVRSN PRICE  $ AMT
                                     RATIO
1)            10.00  20,000  1:1     10.00       20,000
2)            .01    717     1:20    10.00       14,340
3)            .01    26,000  1:20    5.00        520,000
4)            .01    15,000  1:10    5.00        150,000
5)            .01    51,000  1:2     5.00        102,000
6)            .01    1,000   1:20    3.00        20,000
7)            .01    7,500   1:20    .10         150,000
TOTAL                121,217       CONTINGENT    976,340

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

Larry Epstein, Esq.     Secretary      1989       Director/1999
Age 48                  Director                       Officer/
                                                       Indefinite

John R. Woodward        Vice President, Film1982       Director/1998
Age 47                  Production and            Officer/
                        Director                       Indefinite

George T. Lindsey       Vice President, Creative1982   Director/1998
Age 60                  Development and                Officer/
                        Director                       Indefinite

James J. Aitken, C.P.A. Vice President, Finance1982    Director/1998
Age 61                  and Administration             Officer/
                        Director                       Indefinite

John Levingston         Vice President/Marketing  1983 Officer/
Age 71                  and Distribution               Indefinite

John D. Foley           Director            1990       1999
Age 47
Robert E. Capps, Jr.    Director            1990       1999
Age 47

Ben Whitfield Jr. Esq.  Director            1980       1999
Age 48

Brendan Cahill          Director            1986       2000
Age 51

Alex Trebek             Director            1987       1999
Age 57

Leroy J. Steele         Director            1987       1999
Age 75

Charles Bailey          Director            1985       2000
Age 64

Joseph Dyson, C.P.A.    Director            1983       2000
Age 65

Peter Lallos            Director            1988       2000
Age 64

Philip Langwald         Director            1985       1998
Age 91

Fred Baron              Director            1994       1998
Age 46

Charles Newirth         Director            1994       1998
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

JOSEPH DYSON*, age 65 - Mr. Dyson is currently the President and Chief Executive Officer of Health Care Capital Corp. of California. He was formerly Vice President and Manager of Merrill Lynch's Western Regional Health Care Finance Department and Vice President of First America, a financial consulting firm. In addition he was Managing Vice President of Telco Capital Corporation and employed by a national accounting firm. Prior to his private sector work, he was engaged at the Department of Health, Education and Welfare where he served as acting Regional Program Director of the Hill-Burton Program as well as special consultant to other regional loan offices. He is a Certified Public Accountant and has served as an official for the U.S. Securities and Exchange Commission.

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


                         WORLD WIDE MOTION PICTURES CORPORATION
November 22, 1999        /s/       A. Robert Sobolik

                              A. Robert Sobolik
                              Executive Vice President/Treasurer