Form 10KSB/A
period 1998-12-31
WORLD WIDE MOTION PICTURES CORP
filed 1999-11-24
CIK 1005502

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

The Company has an active 18-member Board of Directors; Board designated committees including Executive, Audit, Finance, and Personnel; staff operating committees including Production and Product Development, Standards, and Experimental projects; elected officers, and an Advisory Board of Directors. Certain other individuals who provide technical, theatrical, marketing, business, and production services to the Company on a specific ongoing basis have entered into contracts with the Company.

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

The Company has earned an immaterial amount of revenue at this time from theatrical exhibition for the feature film products known as PITCH aka HOLLYWOOD HEARTBREAK; MOVIES, MONEY AND MURDER aka BREAKING UP WITH PAUL; SWEET JUSTICE; NATURALLY BAD and CITIZEN SOLDIER. (Further exploitation of this product by the Company will require additional working capital.)

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

The Company has earned an immaterial amount of revenue at this time from cable television, pay television, DBS and MATV for the feature film projects entitled PITCH aka HOLLYWOOD HEARTBREAK; MOVIES, MONEY AND MURDER aka BREAKING UP WITH PAUL; SWEET JUSTICE, NATURALLY BAD, CITIZEN SOLDIER, and television production specials entitled KJ COUNTRY, specialty videos entitled THRILLS, CHILLS & SPILLS; THE REAL GODFATHERS; HOLLYWOOD'S HOTTEST STUNTS, and fifteen public domain classic feature film production prints owned by the Company. (Further exploitation of this product by the Company will require additional working capital.)

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

The Company has earned an immaterial amount of revenue at this time from network television exploitation for the feature film product known as PITCH aka HOLLYWOOD HEARTBREAK; MOVIES, MONEY AND MURDER aka BREAKING UP WITH PAUL; SWEET JUSTICE, NATURALLY BAD, and CITIZEN SOLDIER. (Further exploitation of this product by the Company and/or its associates will require additional working capital.)

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

Item 3.   Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or to which any of its assets are subject. However, the Company is currently in ongoing negotiations for the reimbursement of lost material which consists of eight 1" and/or 3/4" and/or digital betacam videotape and 35mm film submaster copies of feature length motion picture and television productions, owned or controlled by the Company which were maintained at a post production film and video facility. The Company's attorneys are preparing litigation and related processes relative to the lost material in the event the results of the negotiations are unsatisfactory. The Company is seeking damages in the amount of three hundred ninety seven thousand five hundred ($397,500) dollars for the loss of its "stored material". Further, the co-producers with the Company
'
s
subsidiary, World Wide Films Inc., pertaining to a feature length film have commenced litigation to attempt to desolve the Co-Production Agreement which exists between the Co-Producer and the Subsidiary relative to the production processes of that feature length film. The Company's management and attorneys believe the lawsuit to be groundless, therefore ultimately resulting in a favorable Judgment for the Company.

Various legal actions, governmental investigations and proceedings and claims may be instituted or asserted in the future by the Company or against the Company and/or its subsidiaries including those arising out of alleged deficiencies in the company
'
s products;
governmental or industry regulations relating to safety, financial services; employment-related matters; distributor, exhibitor, co-producer, vendor, supplier, or other contractual relationships; intellectual property rights; product warranties and environmental matters. Some of the foregoing matters involve or may involve compensatory, punitive or anti-trust or other treble damage claims in varying amounts, environmental remediation programs, sanctions or other relief which, if granted, would require varying expenditures.

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

RESULTS OF OPERATIONS

The Company's revenue for the year ended December 31, 1998 was $28,772, as compared to $137,837 for the comparable period of 1997. This decrease in revenue is primarily attributable to less fee income received for the production of motion picture and television product. The 1998 net loss prior to depreciation expense and a special charge for film inventory write-down was $(30,971),and the net income before depreciation and a special charge for film inventory write-down for the comparable period in 1997 was $119,694.
After the allowance for depreciation and a special charge for film inventory write-down, the net loss for 1998 was $4,131,355 versus $4,406,260 for 1997 which also included a special charge for film inventory write-down. For the year ended December 31, 1998, expenses for the Company's development, production and distribution operations were $40,621 and its miscellaneous operations were $19,122, totalling $59,743, compared to a total of $18,143 for 1997. The increase in administrative expense from $18,143 in 1997 to $59,743 in 1998 is primarily due to the cost of marketing and distribution of completed film and television productions. There were no resultant per share earnings to common stockholders in 1998 or 1997.

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
                              Years Ended December 31,
                              1998       1997      1996
Revenues                      $28,772    $137,837    $75,000
Costs and Expenses
    Operating &
    Administration expenses   59,743     18,143      13,921
    Depreciation and
      amortization            232,004*   434,004*    306,463
Special charge -
  film inventory write-down   $(3,868,380)* $(4,091,950) $ -  0 -
Net loss                      $4,131,355    $4,406,260  $(243,086)

* Reflects revaluing of net realizable value of inventory referred to below.

The Company has presented a consolidated balance sheet which includes five wholly-owned active subsidiaries: World Wide Films Inc., World Wide Productions Inc., World Wide Film & Television Institute, World Wide Entertainment Inc., and Environmental Services Corporation. The Company's charter allows it to branch into diversified fields of enterprise provided management concludes there is a significant potential for profit. It is the decision of management to continue the major portion of the Company's operations in the motion picture and television industry, but since the primary business objective of the Company is to increase the value of its stockholders' equity, if and when opportunities arise to derive profits for the corporation in a diversified industry, the Company shall investigate and if appropriate, pursue such opportunities.
The motion picture and television segment of the Company's current or planned operations is the only segment material to the Company's financial statements or condition.

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

The following is a table showing the comparison of balance sheet data between 1997 and 1998.

CATEGORY            1997                 1998           % CHANGE
Net Profit (Loss)   (4,406,260)    $(4,131,355)         -(6%)
Assets              13,454,607     9,805,185*      -27%
Stockholder Equity  13,282,100     9,635,498*      -32%
Liabilities and
  deferred credit   172,507        169,687              -1%
Net Revenues        137,837        28,772               -90%
Inventory           14,193,063     10,796,884      -25%

* Reflects revaluing of net realizable value of inventory as referred to below.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company experienced small negative cash flow from operations for the year ended December 31, 1998, whereas the Company enjoyed a positive cash flow in 1997. At December 31, 1997, the Company had $56,541 in cash and no cash equivalents. At December 31, 1998, the Company had $28,726 in cash and no cash equivalents. The decrease in cash was due primarily to the decrease in fee income for the development, production, marketing and distribution of motion picture and television product. The Company anticipates that its existing capital resources will be adequate to satisfy its capital requirements for the forseeable future. However, to accomplish the Company's planned activities, it will need to raise additional funds through public or private financings in the form of debt or equity. The Company has available substantial loss carry forwards for federal income tax purposes. The exact amount of the loss carryforwards is uncertain until the Company reaches an understanding with the Internal Revenue Service in that regard. In order to finance its operations, working capital needs and capital expenditures, the Company utilized revenue from licensing fees, loans, proceeds from the private sale of equity securities, deferred compensation, profit participation, and equity in exchange for services and product.

In accordance with the Securities and Exchange Commission "Regulation D", and subject to Rule 144 restrictions, the Company in 1998 issued 380,000 shares of its common stock and no shares of its preferred stock for cash and 215,500 shares of its common stock and no shares of its preferred stock for product and services. In 1997, the Company issued 385,500 shares of its common stock and no shares of its preferred stock for cash and 549,000 shares of its common stock and no shares of its preferred stock for product and services acquired by or provided to the Company. No proceeds from the sale of the corporation's common stock or preferred stock has ever been used to pay compensation to employees or executives of the Company.

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

The Company's principal liquidity at the end of 1998 included cash of$28,726 and net accounts receivable of $28,382 and at the end of 1997 included cash of $56,541 and net accounts receivable of $25,226. The Company's liquidity position has remained sufficient to support on-going general administrative expense, pilot programs, strategic position, and the garnering of contracts, relationships and film and television product for addition to the Company's library, and the financing, packaging, development and production of two feature films and specialty television projects.

Although the Company during 1997 and 1998 earned revenues, unless the Company has an influx of additional capital, the Company will not be able to accomplish its planned objectives and revenue projections. Accordingly, the Company intends to resolve and provide for its liquidity needs as well as provide for the needed capital resources to expand its operations through a future proposed public offering of its common shares to the public. It is anticipated that such an offering will commence within the next 24 months for an amount to be determined by the Company and its underwriter(s).

To meet the Company's interim liquidity and capital resources needs while the Company's contemplated public offering is being prepared and examined, the Company is presently investigating the possibilities of future loans and is considering future sales of unregistered common equity to accredited investors under one or more exemptions that provide for same. In the event loans are obtained, one of the terms may provide that such loans be repaid from the proceeds derived from the Company's contemplated public offering. A primary use of public offering proceeds would be the further exploitation of the Company's current completed product film and television library, participations in completed films, and the continued development, production and marketing/distribution of new film and television production opportunities.

The following table presents equity, earnings,  and cash balance data for the periods indicated.
                                   As of December 31,
                           1998            1997         1996
Stockholders' Equity       $9,635,498*  $13,282,100*    $17,407,742
Shares of
 Common Stock Outstanding  47,629,592   $47,033,790 $46,099,592
Net loss                   $4,131,355*  $4,406,260* $243,086
Retained earnings Deficit  $9,340,445*  $5,209,090* $802,828
Cash                       $28,726      $56,541         $196,318

*Reflects reduction in net realizable value of film library as referred to below.

In 1998, management, for a second time, revalued its film inventory based on management's recent receipt of commentary from the Securities and Exchange Commission, with an additional appraisal of potential resale value, encompassing worthiness of the inventory items as works of art, and potential licensing capabilities, resulting in a reduction in management's estimate of a net realizable value of $3,868,380. The results of the revaluations effectuated in 1997 and 1998 resulted in a substantial reduction in book value of approximately 51% for the library.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

The statements which are not historical facts contained in this Form 10-KSB are 'forward looking statements' within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The words "anticipate", "believes", "expect", "intend", "may" or similar expressions used in this Form 10-KSB as they relate to the Company or its Management are generally intended to identify such forward looking statements.

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

/s/  REED & TAYLOR, CPAs, P.C.

Reed & Taylor, CPAs, P.C.
Detroit, Michigan
April 19, 1999
Consolidated Balance Sheets
      WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
           FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                              AUDITED

                                   1998           1997
Assets                             -------        -------
Cash                                 $  28,726       $  56,541
Accounts receivable                     28,382         25,226
Note receivable                        150,000         150,000
Work in process                        438,606         436,985
Completed motion pictures/
Television productions               8,622,731      12,026,111
Film properties
(screenplays/teleplays)             1,680,967        1,680,967
Equipment                              49,937           46,437
Other assets                           54,500           49,000
Less accumulated depreciation      (1,248,664)     (1,016,660)

  Total Assets                      $9,805,185     $13,454,607

Liabilities

Accounts payable                         3,246           5,053
Common stock payable                        61           1,124
Preferred stock payable                     80              30
Notes payable                           16,300          16,300
Deferred credit to production costs    150,000         150,000

Total Liabilities and Deferred
  Credit                               169,687         172,507

Stockholders' equity

Common Stock $.001 Par Value, 100,000,000
shares authorized, 47,629,592 issued    47,629          47,034
Preferred Stock $.01 Par Value, 1,000,000
shares authorized, $10.00 Par Value 100,000
Shares authorized, 121,217 issued        1,212           1,212
Additional paid-in capital          18,927,102      18,442,944
Retained earnings deficit          (9,340,445)     (5,209,090)
Total Stockholders' Equity          $9,635,498     $13,282,100

Total Liabilities, Deferred Credit
  and Stockholders' Equity          $9,805,185     $13,454,607

<F1>
See Notes to Consolidated Financial Statements

Consolidated Statements of Income
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1998 and 1997
AUDITED

                                   1998            1997
                                   --------        --------
Revenues                              $ 28,772         137,837

Operating expenses and special charge:
     Administrative                     59,743          18,143
     Provision for depreciation        232,004         434,004
     Special charge -
       film inventory write-down     3,868,380       4,091,950

        Total operating expenses
        and special charge           4,160,127       4,544,097

     Net income (loss)            $(4,131,355)    $(4,406,260)

Earnings available to
common stockholders                       None            None

Earnings per common share, assuming
  full dilution                           None            None

<F1>
See Notes to Consolidated Financial Statements

Consolidated Statement of Cash Flows
      WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 1998 and 1997
                              AUDITED
                                             1998                1997
                                             -------          -------
Cash flows from operating activities:

Net income (loss)                            $(4,131,355)$(4,406,260)

Adjustments to reconcile net income (loss) to net cash provided by or used in operating activities:

  Depreciation                               $ 232,004      $ 434,004
  Allocation of overhead to asset                              29,650
  Deferred credit to production costs                         150,000
  Special charge - film inventory write-down 3,868,380      4,091,950

Changes in assets and liabilities:
  Increase in notes and accounts receivable    (3,156)      (173,722)
  Increase (decrease) in accounts payable      (2,820)         5,972
  Decrease in customer deposit                      -0-     (115,000)

Net cash provided by (used in)
operating activities                           (36,947)        16,594

Investing activities:

  Purchase of equipment                         (3,500)           -0-
  Increase in work in process                   (1,621)     (436,991)

Cash used in investing activities               (5,121)     (436,991)

Financing activities:

  Proceeds from issuance
    of restricted stock                        $ 14,253       280,620

Net decrease in cash                          $(27,815)     (139,777)

Cash balances - beginning of year              $ 56,541       196,318

Cash balances - end of year                    $ 28,726     $  56,541

Supplemental cash flow information
  Schedule of noncash transactions
    Stock issued for services and product       215,500       549,000
    Reduction in inventory valuation<F1>     $3,868,380    $4,091,950
    Reclassification of Note Receivable<F2>    $150,000      $150,000

<F1>
The substantial decrease in fixed asset value was the result of the Company's survey of its motion picture and television film inventory. After consulting with its accountants and the review of current Financial Accounting Standards Board (FASB) pronouncements and comments from the Securities and Exchange Commission Staff to management, the reduced value from film by film analysis and accelerated amortization of $4,091,950 (1997) and $3,868,380 (1998) is appropriate. See Note 2 of Notes to Consolidated Financial Statements.
<F2>
Upon conferring with the Company's Accountants, the Company reclassified the Promissory Note from income to a deferred credit to production costs as explained in Note 11 to the Notes to Consolidated Financial Statements.
<F3>
See Notes to Consolidated Financial Statements

Stockholders' Equity
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
AUDITED

         Number of
         Outstanding

               Shares     Par      Additional          Retained
     Common    Preferred    Amount  Paid-in Capital  Earnings  Total
          -------         ---------                -------          -
----------  ---------   ------
Balances,
Dec. 31,
1997
     47,033,790    121,217  48,246  18,442,944 (5,209,090) 13,282,100

Stock
issued
          595,500        0     595     484,158                484,753

- Cash    380,000
- Services 215,500
- Film       0

Net loss,

 year ended
 Dec. 31,
 1998                                            4,131,355(4,131,355)

Balances,
 Dec. 31,
 1998
          47,629,290121,217 48,841  18,927,102            (9,340,445)9,635,498

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

A significant portion of the Company's assets was purchased with the issuance of shares of its common and preferred stock. Twelve million four hundred ninety one thousand one hundred and eleven dollars ($12,491,111) of the assets is represented by the Net Realizable Value (prior to depreciation and write-downs) of its completed film and television product library. In the absence of a consistent market for the securities issued, the value of the film and television product purchased by the Company was agreed to by the sellers and the purchaser in arms length transactions in accordance with generally accepted accounting standards and, additionally, internal evaluation and auditing procedures. The films and television productions in the Company
'
s completed
product library have uncertain future revenues that may be expected to grow or diminish along with all of the ancillary markets now and in the future that are available for marketing.
In some cases, individual films or television productions may be timeless and irreplaceable; in many cases their book value is zero having been fully amortized based on revenues received several years ago and the inability to estimate a market value or
reasonable expected revenue.   Certain of the inventory product
without book value produce income and, in light of new and emerging technology, the Company expects additional revenue from these sources.

The Company's film and television completed product library consists of newly produced and historical film and videotaped product and rights thereto purchased as an investment and/or to be marketed by leasing and/or rental to a wide variety of domestic and international outlets. Many film and television libraries such as the Company
'
s that were purchased for investment over a span of many years, have appreciated considerably in value as a direct result of new and emerging technologies, revived or newly created public appeal for a certain performer or genre, unique applications of particular production process (special digital effects) and standard and newly developed non-theatrical ancillary markets throughout the world. New technological advances such as DVD (Digital Video Disk), HDTV (High Definition Television), CD-ROM, DVD ROM, DVD Audio and Internet applications have enhanced and are greatly expanding resale and leasing potential of film or television product.

The film and television product inventory of the Company is regularly reviewed and evaluated on a film-by-film basis by the Company's management and periodicaly appraised by outside independent appraisal. Forecasting any film or television project
'
s future revenues is a difficult and uncertain art, even for major film distributors and television syndicators. The accounting principles and industry practices in these areas leave unusual discretion with the film and/or television company executives and often result in "unusual" changes in individual periods. There is no generally accepted definitive industry consensus for valuing motion picture and television inventory, the value may be buried among films currently in release, television productions currently in broadcast, film and television productions under development or in production, distribution/syndication contracts, participation agreements, performer and production related contracts, and the ubiquitous
'
other'
 . FASB Statement of Financial Accounting Standards No. 53, paragraph entitled "Inventory Valuation" states "16. Unamortized production and exploitation costs shall be compared with 'net realizable value' for each reporting period on a film-by-film basis;" and in the paragraph entitled "Net Realizable Value" it states, "Net Realizable Value
"
 is the estimated selling price
(rental value) in the ordinary course of business less estimated cost to complete and exploit in a manner consistent with realization of that income". The accounting profession is currently reviewing the problem of how to fairly report film inventory on financial statements. Since the FASB guidelines do not apply directly to the Company
'
s particular situation, in an
effort to conform as closely as possible to the guidelines and in accordance with management
'
s recent receipt of commentary from the
Securities and Exchange Commission, the Company has revalued its inventory of film and television product, resulting in a reduction of net realizable value of four million and ninety one thousand nine hundred and fifty dollars ($4,091,950) in the stated value of such inventory on the December 31, 1997 balance sheet. In 1998, management for a second time revalued its inventory based on management's recent receipt of commentary from the Securities and Exchange Commission, with an additional appraisal of potential resale value, encompassing worthiness of the inventory items as works of art, and potential licensing capabilities, resulting in an additional reduction of $3,868,380 in the stated value of the net realizable value of such inventory at December 31, 1998. The results of the reevaluations effectuated in 1997 and 1998 resulted in a substantial reduction in book value of approximately 51% for those items over these two years. The 1997 revaluation and resulting reduction in value combined with the 1998 revaluation and its resulting reduction and value lowered the balance sheet presentation of the asset identified as `completed motion pictures and television products'. Also, a depreciation policy has been adopted to amortize the film and television inventory over a 10-year period. The Company has instituted a maximum 10-year depreciation schedule which will result in the amortization of 33-1/3% of the film and television product inventory to be marketed over the next three years. Although the Company has on its Board of Directors and professional staff personnel qualified to estimate the value of its film and television inventory, for internal verification purposes, it retained the services of an independent appraiser who reviewed the Company's film and television completed product library, ensuring a greater measure of objectivity as regards the carrying amount of such inventory on the Company's December 31, 1998 balance sheet.

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

The Company presents an
'
unclassified'
 balance sheet.  Cash
includes cash on deposit in checking and savings accounts with no cash equivalents at December 31, 1998 and 1997.

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

NOTE 5    LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or to which any of its assets are subject. However, the Company is currently in ongoing negotiations for the reimbursement of lost material which consists of eight 1
"
 and/or
3/4"
 and/or digital betacam videotape and 35mm film submaster copies of feature length motion picture and television productions, owned or controlled by the Company, which were maintained at a post production film and video facility. The Company's attorneys are preparing litigation and related processes relative to the lost material in the event the results of the negotiations are unsatisfactory. In this regard, the Company is seeking damages in the amount of three hundred ninety seven thousand five hundred dollars ($397,500) for the loss of its "stored material". Further, the co-producers with the Company
'
s
subsidiary, World Wide Films Inc., pertaining to a feature length film, have commenced litigation to attempt to dissolve the co-production agreement which exists between the Co-Producer and the Subsidiary relative to the production processes of that feature length film. The Company
'
s management and attorneys believe the
lawsuit to be groundless, therefore ultimately resulting in a favorable judgment or settlement for the Company.

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

Since November 1983, the Company's shares of Common Stock have traded on the over-the-counter market. The Company is currently a fully reporting Rule 144 Regulation D publicly-held corporation. The Company's NQB (National Quotations Bureau) call symbol is WWMP and its Standard & Poors Cusip no. is 981536 10 5. The Company has advised its stockholders and the public that it expects to apply for NASDAQ quotation and/or quotations on other primary and/or secondary exchanges. The Company's common stock is thinly traded at this printing primarily through 'inter-dealer trades'. The Company has previously been quoted on the OTC (Over-The-Counter) Electronic Bulletin Board. Castle Securities Inc., located in New York, the Company's most recent active primary marketmaker, went into bankruptcy resulting in the Company's temporary removal from quotation on the Electronic Bulletin Board. The Company has recently filed its Registration Statement on Form 10SB with the U.S. Securities and Exchange Commission and accordingly, files annual, periodic, and current reports required pursuant to Section 12(g) of the Exchange Act. It is anticipated that substantial trading of the Company
'
s Common Stock will not
commence until no further comments have been received from the Commission relative to the filing of the Registration Statement.

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

NOTE 7 SUMMARY OF SUBSIDIARIES

The Company operates and/or maintains 9 wholly-owned subsidiaries. Certain of these subsidiary corporations are used to produce and/or market individual motion pictures or television productions. Currently, three of the motion picture production subsidiary corporations are active. World Wide Productions, Inc., for the purpose of producing the specialty television production tentatively entitled 'Classic Car' (in production) and the feature length motion picture tentatively entitled "Along for the Ride" (in development); World Wide Entertainment, Inc., for the purpose of producing the feature length motion picture tentatively entitled "Mr. Corklesby" (in development); and World Wide Films Inc., which has recently completed the production of the feature length motion picture entitled
"
Shattered Illusions
"
 (in distribution). The Company
operates two diversified subsidiaries, one of which is related to the Company's core industry, World Wide Film and Television Institute, Inc. The Institute's business is the development, production, marketing, and implementation of educational symposiums, workshops, lectures and forums in areas covering the entertainment industry, specifically film and television financing, packaging, production, marketing/distribution, and the networking process that accompanies the entertainment business. Revenue is created primarily from the sale of tickets to these events. Primary symposiums are designed to be held annually and to accommodate 250 - 1000 people per event. Workshops are designed to be held in between the primary symposiums and to accommodate a maximum of 15 individuals. The symposium and workshop events are further designed to be duplicated in major cities around the country when and if appropriate.

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

* Preferred to Common

NOTE 9    COMMON STOCK RESTRUCTURING

Pursuant to recent shareholder action (Annual Shareholder
'
s
Meeting of January 30, 1999) to approve management recommendations, on September 24, 1998, the corporation
'
s Board of
Directors adopted resolutions (a) 'to amend Article 3 of the Articles of Incorporation of the Company to add Section (12) stating that "the Board of Directors may effect a stock combination restructuring (reverse stock split) of the
Corporation
'
s outstanding shares of Common Stock class of
securities if the Board of Directors in their sole judgment believe such restructuring is in the best interest of the Corporation" and (b) "file the foregoing amendment with the State of Michigan Securities Bureau, the Company's state of incorporation, to restate the Company's certificate of
incorporation."   This action, if taken by the Company
'
s Board of
Directors, would amend the Company's Restated Certificate of Incorporation and Articles of Incorporation (the "Amendment") to:
(i) effect a stock combination restructuring (reverse stock split) of the Company
'
s outstanding shares of the Common Stock class of securities (the
'
Reverse Split
'
), and (ii) to provide for the
payment of cash in lieu of fractional shares otherwise issuable in connection therewith. In this regard, the Reverse Split, if effected, will not change the number of the Company
'
s authorized
shares of Common Stock or the par value of the Common Stock.

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

Indefinite

John R. Woodward         Vice President, Film1982
Director/2001
Age 48                   Production and            Officer/
                         Director
Indefinite

George T. Lindsey        Vice President, Creative1982
Director/2001
Age 61                   Development and
Officer/
                         Director
Indefinite

James J. Aitken, C.P.A.  Vice President, Finance1982
Director/2001
Age 62                   and Administration
Officer/
                         Director
Indefinite

John Levingston          Vice President/Marketing  1983
Officer/
Age 72                   and Distribution
Indefinite

John D. Foley            Director            1990
1999
Age 48

Robert E. Capps, Jr.     Director            1990
1999
Age 48

Ben Whitfield Jr. Esq.   Director            1980
1999
Age 49

Brendan Cahill           Director            1986
2000
Age 52

Alex Trebek              Director            1987
1999
Age 58

Leroy J. Steele          Director            1987
1999
Age 76

Joseph Dyson, C.P.A.     Director            1983
2000
Age 66

Peter Lallos             Director            1988
2000
Age 65

Philip Langwald          Director            1985
2001
Age 92

Fred Baron               Director            1994
2001
Age 47

Charles Newirth          Director            1994
2001
Age 43

Brian J. Patnoe          Associate V.P.      1986
Indefinite
Age 40                   Administration

Michael Maghini          Associate V.P. 1985
Indefinite
Age 41                   Finance

David A. Toma            Associate V.P. 1990
Indefinite
Age 49                   Production

CHARLES C. BAILEY, age 66* - Mr. Bailey is the Chairman of the Board of the Company. Mr. Bailey has most recently been the producer of a variety of Broadway and other theatrical stage productions including the award winning musical "My One and Only" with Twiggy and Tommy Tune, "Stardust" with Sean Young,
'
Lucky Guy
'
 with Faith Prince, and "Dream" with Lesley Ann
Warren and Margaret Whiting. In addition, he is the Executive Producer of King Street Productions, a theatrical production company in New York City, which develops and produces Broadway and regional stage productions. Prior to his professional Broadway activities, Mr. Bailey was Senior Vice President of Thompson McKinnon Securities Inc. and previously Vice President of Prudential Bache Securities (now Prudential Securities), both in New York and two of Wall Street's leading investment banking firms. As a fully licensed investment banker with Prudential Bache and Thompson McKinnon, Mr. Bailey prepared a wide variety of multi-million dollar national municipal bond issues for the capital markets and was responsible for the underwriting of those and other issues. In conjunction with Mr. Bailey
'
s
investment banking responsibilities, he was the principal of O.B. Bailey Associates, a financial advisory service. He has been involved in international business and finance for more than 35 years, encompassing organizations and enterprises throughout the Orient, Europe, South America and the Middle East. He is a graduate of Hamilton College in New York and a member of several professional organizations including past National Director, International Director of the United States Junior Chamber of Commerce and Commission Chairman of Junior Chamber International (JCI).

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

ROBERT E. CAPPS, JR., age 48 -   Mr. Capps, most recently
Executive Vice President-Film for United Artists, has been involved in the marketing, distribution and exhibition of feature motion pictures for more than 25 years. Formerly, Senior Vice President and General Sales Manager for Tri Star Pictures, he has been instrumental in the development of new film marketing technology strategies for the motion picture industry, primarily the theatrical market. He has been directly involved in the building and expansion of distribution departments for companies such as Columbia Pictures, Paramount Pictures, and MGM. Mr. Capps was an instrumental force over the span of his career in the distribution and exhibition of a wide variety of both major and independent feature films including such classic film productions as the "Terminator" films, "Legend of Boggy Creek", and "Where the Red Fern Grows". He has also been a consultant to such major domestic and international exhibitor chains as Mann, Loew
'
s and AMC.

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

JOSEPH DYSON*, age 66 - Mr. Dyson is currently the President and Chief Executive Officer of Health Care Capital Corp. of California. He was formerly Vice President and Manager of Merrill Lynch's Western Regional Health Care Finance Department and Vice President of First America, a financial consulting firm. In addition he was Managing Vice President of Telco Capital Corporation and employed by a national accounting firm. Prior to his private sector work, he was engaged at the Department of Health, Education and Welfare where he served as acting Regional Program Director of the Hill-Burton Program as well as special consultant to other regional loan offices. He is a Certified Public Accountant and has served as an official for the U.S. Securities and Exchange Commission.

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