Form 10QSB/A
period 1999-03-31
WORLD WIDE MOTION PICTURES CORP
filed 1999-11-24
CIK 1005502

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

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practical date:
48,316,250 shares of Common Stock (par value $.001 per share) outstanding on September 30, 1999.


                  Part I.  Financial Information

Item 1.   Financial Statements

Consolidated Balance Sheets
     WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
            As of March 31, 1999 and December 31, 1998

                                         March 31,     Dec. 31,
                                              1999         1998
                                         ---------     --------
                                       (Unaudited)      Audited
Assets
Cash                                  $     24,266 $     28,726
Accounts receivable                         56,752       28,382
Note receivable                            150,000      150,000
Work in process                            438,606      438,606
Completed motion pictures/Television productions 8,622,7318,622,731
Film properties (screenplays/teleplays)  1,680,967    1,680,967
Property and equipment                      49,937       49,937
Other assets                                54,500       54,500
Less accumulated depreciation          (1,306,665)  (1,248,664)

Total Assets                          $  9,771,094 $  9,805,185

Liabilities and Deferred Credit
Accounts payable                      $     18,246 $      3,246
Common stock payable                            61           61
Preferred stock payable                         80           80
Notes payable                               16,300       16,300
Deferred credit to production costs        150,000      150,000

Total Liabilities and Deferred Credit      184,687      169,687

Stockholders' Equity
Common Stock $.001 Par Value,
100,000,000 shares authorized
47,882,890 and 47,629,290 shares issued     47,883       47,629
Preferred Stock $.01 Par Value, 1,100,000
shares authorized, 121,217 issued            1,212        1,212
Additional paid-in capital              18,953,588   18,927,102
Retained-earnings deficit              (9,416,276)  (9,340,445)
Total Stockholders' Equity               9,586,407    9,635,498

Total Liabilities, Deferred Credit
 and Stockholder's Equity               $9,771,094   $9,805,185

<F1>
The accompanying Notes to December 31, 1998 Consolidated
Financial Statements are an integral part of these financial statements.

Consolidated Statements of Income
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 1999 and 1998
(Unaudited)


                                        Three months ended
                                              March 31,
                                        -------------------
                                        1999      1998
                                        ----      ----
Revenues                               $ 28,370  $  800

Operating expenses:
     Administrative                      46,200   2,640
     Provision for depreciation          58,001 108,501
        Total operating expense         104,201 111,141

     Net income (loss)                $(75,831)$(110,341)

Earnings available to common stockholders  None    None

Earnings per common share, assuming full dilution    None  None

<F1>
The accompanying Notes to December 31, 1998 Consolidated
Financial Statements are an integral part of these financial statements.

Consolidated Statement of Cash Flows
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Month Period Ended March 31, 1999 and 1998
(unaudited)

                                               Three months ended
                                              March 31,
                                               -------------------
                                           1999    1998
                                           ----    ----
Cash flows from operating activities:

Net income (loss)                     $(75,831)$(110,341)

Adjustments to reconcile net income (loss) to net cash provided by or used in operating activities:

  Depreciation                           58,001 108,501

Changes in assets and liabilities:
  (Increase) Decrease in accounts receivable(28,370) 519
  Increase (Decrease) in accounts payable15,000   (738)

Net cash provided by (used in) operating
activities:                            (31,200)$(2059)

Financing activities:

  Proceeds from issuance (funds expended for buy-back)
     of stock (net)                    26,740  (30,605)

Net increase (decrease) in cash         (4,460)(32,664)

Cash balance - beginning of year         28,726  56,541

Cash balance - end of quarters ended
     March 31, 1999 and March 31, 1998 $ 24,266$ 23,877

Supplemental cash flow information
  Schedule of noncash transactions
    Restricted stock issued for services253,600
    Restricted stock issued for product       0

<F1>
The accompanying Notes to December 31, 1998 Consolidated Financial Statements are an integral part of these financial statements.
<F2>
During the first quarter ending March 31, 1999, 253,600 common shares and no preferred shares were issued for product and services provided by or provided to the Company.

Consolidated Statement of Stockholder's Equity
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
For the Three Months Ended March 31, 1999
(unaudited)


              Number of
              Outstanding          Additional    Retained
              Shares    Par        Paid-In  Earnings
         Common   Preferred Amount Capital  (Deficit) Total
         -------- ----- ---  -----------    --------- -----

Balances
Dec. 31,
1998    47,629,290 121,217$48,841$18,927,102$(9,340,445)$9,635,498

Stock
issued
- Cash           0
- Services 213,600            214    21,400                 21,614

- Film      40,000             40     5,086                  5,126

Net loss                                         75,831   (75,831)

Balances,
March 31,
1999    47,882,890 121,217$49,095$18,953,588$(9,416,276)$9,586,407

<F1>
The accompanying Notes to December 31, 1998 Consolidated Financial Statements are an integral part of these financial statements.
<F2>

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

The film and television product inventory of the Company is regularly reviewed and evaluated on a film-by-film basis by the Company's management and periodicaly appraised by outside independent appraisal. Forecasting any film or television project's future revenues is a difficult and uncertain art, even for major film distributors and television syndicators. The accounting principles and industry practices in these areas leave unusual discretion with the film and/or television company executives and often result in "unusual" changes in individual periods. There is no generally accepted definitive industry consensus for valuing motion picture and television inventory, the value may be buried among films currently in release, television productions currently in broadcast, film and television productions under development or in production, distribution/syndication contracts, participation agreements, performer and production related contracts, and the ubiquitous "other". FASB Statement of Financial Accounting Standards No. 53, paragraph entitled "Inventory Valuation" states "16. Unamortized production and exploitation costs shall be compared with 'net realizable value' for each reporting period on a film-by-film basis;" and in the paragraph entitled "Net Realizable Value" it states, "Net Realizable Value" is the estimated selling price (rental value) in the ordinary course of business less estimated cost to complete and exploit in a manner consistent with realization of that income". The accounting profession is currently reviewing the problem of how to fairly report film inventory on financial statements. Since the FASB guidelines do not apply directly to the Company's particular situation, in an effort to conform as closely as possible to the guidelines and in accordance with management's recent receipt of commentary from the Securities and Exchange Commission, the Company has revalued its inventory of film and television product, resulting in a reduction of net realizable value of four million and ninety one thousand nine hundred and fifty dollars ($4,091,950) in the stated value of such inventory on the December 31, 1997 balance sheet. In 1998, management again revalued its inventory based on management's recent receipt of commentary from the Securities and Exchange Commission, with an additional appraisal of potential resale value, worthiness as works of art, and potential licensing capabilities, resulting in an additional reduction of $3,868,380 in the stated value of the net realizable value of such inventory at December 31, 1998. The results of the reevaluations effectuated in 1997 and 1998 resulted in a substantial reduction in book value of approximately 51% for those items over these two years. The 1997 revaluation and resulting reduction in value combined with the 1998 revaluation and its resulting reduction and value lowered the balance sheet presentation of the asset identified as "completed motion pictures and television products". Also, a depreciation policy has been adopted to amortize the film and television inventory over a 10-year period. The Company has instituted a maximum 10-year depreciation schedule which will result in the amortization of 33-1/3% of the film and television product inventory to be marketed over the next three years. Although the Company has on its Board of Directors and professional staff personnel qualified to estimate the value of its film and television inventory, for internal verification purposes, it retained the services of an independent appraiser who reviewed the Company's film and television completed product library, ensuring a greater measure of objectivity as regards the carrying amount of such inventory on the Company's December 31, 1998 balance sheet. The Company is continually negotiating with various potential lessors, both foreign and domestic, of portions of its film and television product library. The Company currently utilizes certain state-of-the-art exploitation venues such as Pay-Per-View, satellite transmission, and the Internet to expose its catalog of library product to the public. Full marketing of the Company's investment in its film and television product inventory is dependent on the acquisition of additional capital. The Company depreciates each film or television program starting with its specific marketing by the Company.

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


The following table presents operations data and selected statistical information for the periods indicated.

                              Quarter Ended March 31,
                                   1999      1998
                                   -----     -----
Revenues                           $28,370   800

Costs and Expenses
     Operating &
       Administration expenses     46,200    2,640
Depreciation and amortization      58,001    108,501

Income (Loss)                      $(75,851) $(110,341)

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

       The following is a table showing the comparison of balance sheet data between three months ended March 31, 1998 and same period, 1999.
                         Three Months Ended March 31,
CATEGORY            1998           1999           % CHANGE
Net Profit (Loss)   (110,341)      (75,831)*      -32%
Assets              13,420,930     9,771,094*     -27%
Stockholder Equity  13,399,161     9,586,407*     -28%
Liability           21,753         184,687        +749%
Net Revenues        800            28,370         +3400%
Inventory           14,192,569     10,796,804*    -24%

* Reflects revaluing of net realizable value of inventory referred to below.

The Company experienced no material changes during the first three months of 1999 regarding its operations or its financial position relative to the first three months of 1998. There are no seasonal or other factors regarding the Company's intra-year operations that require explanation of a percentile swing in inter-quarter reports.

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

LIQUIDITY AND CAPITAL RESOURCES
Although the Company experienced positive cash flow prior to provisions for depreciation expense, the Company experienced net losses and negative cash flow from operations for yearend 1998, and
also, as of the comparable period in 1997.   At March 31, 1999, the
Company had $24,266 in cash and no cash equivalents. At March 31, 1998, the Company had $23,877 in cash and no cash equivalents. The increase in cash was due primarily to the increase in fee income for the development/production and/or marketing/distribution of motion picture and television product. The Company anticipates that its existing capital resources may be adequate to satisfy its capital requirements for the forseeable future. However, to accomplish the Company's planned activities, it will need to raise additional funds through public or private financings in the form of debt or equity. The Company has available substantial loss carry forwards for federal income tax purposes. The exact amount of the loss carryforwards is uncertain until the Company reaches an understanding with the Internal Revenue Service in that regard.In order to finance its operations, working capital needs and capital expenditures, the Company utilized revenue from licensing fees, loans, proceeds from the private sale of equity securities, deferred compensation, profit participation, and equity in exchange for services and product. In accordance with the Securities and Exchange Commission "Regulation D", and subject to Rule 144 restrictions, the Company issued no shares of its common stock and no shares of its preferred stock in first three month period ending March 31, 1999 for cash and 253,600 shares of its common stock and no shares of its preferred stock for product and services. For the comparable period in 1998, the Company issued no shares of its common stock and no shares of its preferred stock for cash and 76,070 shares of its common stock and no shares of its preferred stock for product and services acquired by or provided to the Company. No proceeds from the sale of the corporation's common stock or preferred stock has ever been used to pay compensation to employees or executives of the Company.The Company was issued a standby irrevocable Letter of Credit from the Huntington Bank, Cleveland, Ohio (now Society Bank), in the amount of fifty thousand ($50,000). The terms of the Huntington Bank Letter of Credit required that, if utilized, the Company would pledge as collateral a portion of its film and television product library. If the Letter of Credit were exercised, the resultant loan would be secured by a commensurate portion of the Company's film and television product library. The Huntington Bank terms also provided that the Company would continue to be able to sell or lease any portion of the product library as long as it retained sufficient material to secure any loans made as a result of the Letter of Credit. The Company currently utilizes a fifty thousand ($50,000) dollar primary line of credit with the Wells Fargo Bank of California, to accommodate its daily cash flow needs and occasionally uses its credit lines at other financial institutions and with its vendors and suppliers. The Company holds a Promissory Note for one hundred fifty thousand ($150,000) dollars from Mr. Gary T. Wittman payable to the Company in annual installments of twenty five thousand ($25,000) dollars each beginning April 30, 2000. The Note is secured by a pledge of high grade stocks comprising a portion of the Dow Jones Industrial average or higher quality securities and are valued at two hundred and fifty thousand ($250,000) dollars or greater. The Company's principal liquidity in the period ending March 31, 1999, included cash of $24,266 and net accounts receivable of $56,752 and in period ending March 31, 1998, included cash of $23,877 and net accounts receivable of $24,707. The Company's liquidity position has remained sufficient enough to support on-going general administrative expense, pilot programs, strategic position, and the garnering of contracts, relationships and film and television product for addition to the Company's library, and the financing, packaging, development and production of two feature films and specialty television projects. Although the Company during 1997 and 1998 and the first quarter of 1999 experienced revenue, unless the Company has an influx of additional capital, the Company will not be able to accomplish its planned objectives and revenue projections. Accordingly, the Company intends to resolve and provide for its liquidity needs as well as provide for the needed capital resources to expand its operations through a future proposed public offering of its common shares to the public. It is anticipated that such an offering will commence within the next 24 months for an amount to be determined by the Company and underwriter(s) if any. To meet the Company's interim liquidity and capital resources needs while the Company's contemplated public offering is being prepared and examined, the Company is presently investigating the possibilities of future loans and is considering future sales of unregistered common equity to accredited investors under one or more exemptions that provide for the same. In the event a loan is obtained, one of the terms may provide that the same be repaid from the proceeds derived from the Company's contemplated public offering. A primary use of public offering proceeds would be the further exploitation of the Company's current completed product film and television library, participations in completed films, and the continued development, production and marketing/distribution of new film and television production opportunities.

The following table presents equity and cash flow data for the periods indicated.
                              Three Months Ended March 31
                              -----------------------
                         1999           1998
                         ----           ----
Stockholders' Equity     $9,586,407*    $13,399,161*
Common Stock Outstanding 47,882,890      47,109,860
Deficit
  (after depreciation)   75,831*        110,341*
Accumulated Deficit      9,416,276*     1,084,893
Cash                     24,266         23,877

*Reflects reduction in net realizable value referred to below.

In 1998, management for a second time revalued its inventory based on management's recent receipt of commentary from the Securities and Exchange Commission, with an additional appraisal of potential resale value encompassing worthiness of the inventory items as works of art, and potential licensing capabilities, resulting in a reduction in an additional reduction of $3,868,380 in the stated value of the net realizable value of such inventory at December 31, 1998. The results of the reevaluations effectuated in 1997 and 1998 resulted in a substantial reduction in book value of approximately 51% for those items.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS AND MANAGEMENT'S
STATEMENT REGARDING INTERIM PERIOD ADJUSTMENTS

The statements which are not historical facts contained in this Form 10-QSB are "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The words "anticipate", "believes", "expect", "intend", "may" or similar expressions used in this Form 10-QSB as they relate to the Company or its Management are generally intended to identify such forward looking statements.
These risks and uncertainties contained in this Form 10-QSB include but are not limited to, product demand and market acceptance risks, the effect of economic conditions generally and retail/wholesale in the motion picture and television industry and marketing conditions specifically, the impact of competition, technological difficulties, capacity and supply constraints or difficulties, the results of financing efforts, changes in consumer preferences and trends, the effect of the Company's accounting policies, weather conditions, acts of God, and other risks detailed in the Company's Security and Exchange Commission filings. The Company's management has made all the adjustments relative to the fiscal yearend statements and the interim period herein, which in the opinion of management are necessary in order to make the financial statements not misleading.

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