Form 10QSB/A
period 1999-06-30
WORLD WIDE MOTION PICTURES CORP
filed 1999-11-24
CIK 1005502

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


                  Part I.  Financial Information

Item 1.   Financial Statements

Consolidated Balance Sheets
     WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
             As of June 30, 1999 and December 31, 1998

                                          June 30,      Dec 31,
                                              1999         1998
                                                  (Unaudited)      (Audited)
                                         ---------     --------

Assets
Cash                                   $    24,179  $    28,726
Accounts receivable                         56,752       28,382
Note receivable                            150,000      150,000
Work in process                            438,606      438,606
Completed motion pictures/Television productions 8,622,7318,622,731
Film properties (screenplays/teleplays)  1,680,967    1,680,967
Property and equipment                      49,937       49,937
Other assets                                54,500       54,500
Less accumulated depreciation          (1,364,666)  (1,248,664)

Total Assets                            $9,713,006   $9,805,185

Liabilities and Deferred Credit
Accounts payable                       $    18,511  $     3,246
Common stock payable                            11           61
Preferred stock payable                         80           80
Notes payable                               16,300       16,300
Deferred credit to production costs        150,000      150,000

Total Liabilities and Deferred Credit      184,902      169,687

Stockholders' Equity
Common Stock $.001 Par Value,
100,000,000 shares authorized
48,012,890 and 47,882,890 shares issued     48,013       47,629
Preferred Stock $.01 Par Value, 1,100,000
shares authorized, 121,217 issued            1,212        1,212
Additional paid-in capital              18,960,008   18,927,102
Retained-earnings deficit              (9,481,129)  (9,340,445)
Total Stockholders' Equity               9,528,104    9,635,498

Total Liabilities, Deferred Credit
 and Stockholders' Equity               $9,713,006   $9,805,185

<F1>
The accompanying Notes to December 31, 1998 Consolidated
Financial Statements are an integral part of these Financial
Statements.

Consolidated Statements of Income
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Six Months Ended June 30, 1999 and 1998
(Unaudited)

                                        Six months ended
                                              June 30,
                                        -------------------
                                        1999      1998
                                        ----      ----
Revenues                           $      28,370$    800
Operating expenses:
     Administrative                      53,052   7,166
     Depreciation                       116,002 217,002
        Total operating expense         169,054 224,168
     Net income (loss)               $(140,684)$(223,368)
Earnings available to common stockholders  None    None
Earnings per common share, assuming full dilution    None   None

<F1>
The accompanying 1998 Notes to December 31, 1998 Consolidated
Financial Statements are an integral part of these Financial
Statements.

Consolidated Statement of Cash Flows
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Month Periods Ending June 30, 1999 and 1998
(Unaudited)

                                               Six months ended
                                              June 30,
                                               -------------------
                                           1999    1998
                                           ----    ----
Cash flows from operating activities:

Net Income (loss)                    $(140,684)$(223,368)

Adjustments to reconcile net income (loss) to net cash provided by or used in operating activities:

Depreciation                            116,002 217,002

Changes in assets and liabilities:
  (Increase) Decrease in accounts receivable$(28,370)$(480)
  Increase (Decrease) in accounts payable15,215  (1131)

Net cash provided by (used in) operating
activities:                           (37,837)  (7,977)

Financing activities:

  Proceeds from issuance
     (funds expended for buy-back) of stock33,290(23,605)

Net increase/decrease in cash           (4,547)$(31,582)

Cash balance - beginning of year         28,726  56,541

Cash balance - end of six month period $ 24,179$ 24,959
     ended June 30, 1999 and 1998

Supplemental cash flow information
  Schedule of noncash transactions
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

Consolidated Statement of Stockholder's Equity
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
For the Sixth Month Period Ended June 30, 1999
(Unaudited)


              Number of
              Outstanding          Additional    Retained
              Shares    Par        Paid-In  Earnings
         Common   Preferred Amount Capital  (Deficit) Total
         -------- ----- ---  -----------    --------- -----

Balances
Dec. 31,
1998    47,629,290 121,217$48,841$18,927,102$(9,340,445)$9,635,498

Stock
issued
- Cash     130,000       0    130     6,420                  6,550
- Services 213,600            214    21,400                 21,614
- Film      40,000             40     5,086                  5,126

Net loss                                        140,684  (140,684)

Balances,
June 30,
1999     48,012890 121,217$49,225$18,960,008$(9,481,129)$9,528,104

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

The film and television product inventory of the Company is regularly reviewed and evaluated on a film-by-film basis by the Company's management and periodicaly appraised by outside independent appraisal. Forecasting any film or television project's future revenues is a difficult and uncertain art, even for major film distributors and television syndicators. The accounting principles and industry practices in these areas leave unusual discretion with the film and/or television company executives and often result in "unusual" changes in individual periods. There is no generally accepted definitive industry consensus for valuing motion picture and television inventory, the value may be buried among films currently in release, television productions currently in broadcast, film and television productions under development or in production, distribution/syndication contracts, participation agreements, performer and production related contracts, and the ubiquitous "other". FASB Statement of Financial Accounting Standards No. 53, paragraph entitled "Inventory Valuation" states "16. Unamortized production and exploitation costs shall be compared with 'net realizable value' for each reporting period on a film-by-film basis;" and in the paragraph entitled "Net Realizable Value" it states, "Net Realizable Value" is the estimated selling price (rental value) in the ordinary course of business less estimated cost to complete and exploit in a manner consistent with realization of that income". The accounting profession is currently reviewing the problem of how to fairly report film inventory on financial statements. Since the FASB guidelines do not apply directly to the Company's particular situation, in an effort to conform as closely as possible to the guidelines and in accordance with management's recent receipt of commentary from the Securities and Exchange Commission, the Company has revalued its inventory of film and television product, resulting in a reduction of net realizable value of four million and ninety one thousand nine hundred and fifty dollars ($4,091,950) in the stated value of such inventory on the December 31, 1997 balance sheet. In 1998, management again revalued its inventory based on management's recent receipt of commentary from the Securities and Exchange Commission, with an additional appraisal of potential resale value, worthiness as works of art, and potential licensing capabilities, resulting in an additional reduction of $3,868,380 in the stated value of the net realizable value of such inventory at December 31, 1998. The results of the reevaluations effectuated in 1997 and 1998 resulted in a substantial reduction in book value of approximately 51% for those items. The 1997 revaluation and resulting reduction in value combined with the 1998 revaluation and its resulting reduction and value lowered the balance sheet presentation of the asset identified as 'completed motion pictures and television products'. Also, a depreciation policy has been adopted to amortize the film and television inventory over a 10-year period. The Company has instituted a maximum 10-year depreciation schedule which will result in the amortization of 33-1/3% of the film and television product inventory to be marketed over the next three years. Although the Company has on its Board of Directors and professional staff personnel qualified to estimate the value of its film and television inventory, for internal verification purposes, it retained the services of an independent appraiser who reviewed the Company's film and television completed product library, ensuring a greater measure of objectivity as regards the carrying amount of such inventory on the Company's December 31, 1998 balance sheet.

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

RESULTS OF OPERATIONS

The Company's revenue for the six months ending June 30, 1999 was $28,370 as compared to $800 for the comparable period of 1998.
The six month period ending June 30, 1999 net loss prior to depreciation expense was $(24,682), and net loss before depreciation for the comparable period ending 1998 of $(6,366), and after allowance for depreciation the loss for June 1999 was $(140,684) and $(223,368) for 1998. For the six months ending June 30 1999, expenses for the Company's development, production and distribution operations and its miscellaneous operations totaled $53,052, compared to $7,166 for the comparable period of 1998. The increase in operating expenses of 1999 was primarily attributable to the marketing and distribution of the feature length film
entitled "Shattered Illusions".   There were no resultant per share
earnings to common stockholders in June 30, 1999 and June 30, 1998. The Company derives its revenues from the licensing of its newly created film and television productions, the licensing of its inventory of previously produced films or television productions and fees received for professional services provided to the industry. The Company also receives revenue for the marketing and distribution of product produced or owned by 3rd party producers and production companies. The generation of revenue in the motion picture and television industry is highly competitive which may have a material impact on the Company's financial statements.

The following table presents operations data and selected
statistical information for the periods indicated.
                              Six Months Ended June 30,
                                   1999      1998
                                   ----      ----
Revenues                           $28,370   $800
Costs and Expenses
     Operating &
     Administration expenses       53,052    7,166
     Depreciation and
        amortization               *116,002  217,002

Income (Loss)                      $(140,684)$(223,368)

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
                         Six Months Ended June 30,

CATEGORY                 1998           1999           % CHANGE
                         -----          -----          --------
Net Profit (Loss)        (223,368)      (140,684)*     40%
Assets                   13,423,011     9,713,006*     -28%
Stockholder Equity       13,401,727     9,528,104*     -29%
Liability                21,284         184,902        +869%
Net Revenues             800            28,370         +344%
Inventory                14,192,569     10,796,804*    24%

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

The Company's principal liquidity in the period ending June 30, 1999, included cash of $24,179 and net accounts receivable of $56,752 and in period ending June 30, 1998, included cash of $24,959 and net accounts receivable of $25,706. The Company's liquidity position has remained sufficient enough to support on-going general administrative expense, pilot programs, strategic position, and the garnering of contracts, relationships and film and television product for addition to the Company's library, and the financing, packaging, development and production of two feature films and specialty television projects. Although the Company during 1997 and 1998 experienced revenue, unless the Company has an influx of additional capital, the Company will not be able to accomplish its planned objectives and revenue projections. Accordingly, the Company intends to resolve and provide for its liquidity needs as well as provide for the needed capital resources to expand its operations through a future proposed public offering of its common shares to the public. It is anticipated that such an offering will commence within the next 24 months for an amount to be determined by the Company and underwriter(s) if any. To meet the Company's interim liquidity and capital resources needs while the Company's contemplated public offering is being prepared and examined, the Company is presently investigating the possibilities of future loans and is considering future sales of unregistered common equity to accredited investors under one or more exemptions that provide for the same. In the event a loan is obtained, one of the terms may provide that the same be repaid from the proceeds derived from the Company's contemplated public offering. A primary use of public offering proceeds would be the further exploitation of the Company's current completed product film and television library, participations in completed films, and the continued development, production and marketing/distribution of new film and television production opportunities.

The following table presents equity and cash flow data for the periods indicated.
                    Six Months Ended June 30,
                         1999           1998
                         -----          ----
Stockholders' Equity     $9,528,104*    $13,401,727*
Common Stock Outstanding 48,012,890     47,276,290
Deficit (after
    depreciation)        140,684        223,368
Accumulated Deficit      9,481,129*     973,505
Cash                     24,179         24,959

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