Form 10QSB
period 1999-09-30
WORLD WIDE MOTION PICTURES CORP
filed 1999-12-01
CIK 1005502

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington D.C. 20549

                            FORM 10-QSB

    (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                         SEPTEMBER 30, 1999

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

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]
     Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practical date:
48,216,940 shares of Common Stock (par value $.001 per share) outstanding on September 30, 1999.

Part I.  Financial Information

Item 1.   Financial Statements

Consolidated Balance Sheets
      WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
           As of September 30, 1999 and December 31, 1998

                                      September 30,      Dec 31,
                                               1999         1998
                                        (Unaudited)    (Audited)
                                          ---------     --------
Assets
Cash                                    $    20,923  $    28,726
Accounts receivable                         106,752      28,382
Note receivable                             150,000      150,000
Work in process                             438,606      438,606
Completed motion pictures and
   television productions                 9,125,331    8,622,731
Film properties (screenplays and teleplays) 1,680,967  1,680,967
Equipment                                    49,937       49,937
Other assets                                 54,500       54,500
Less accumulated depreciation           (1,422,536)  (1,248,664)

Total Assets                            $10,204,480   $9,805,185

Liabilities and Deferred Credit

Accounts payable                        $    15,778  $     3,246
Common stock payable                             21           61
Preferred stock payable                          80           80
Notes payable                                16,300       16,300
Deferred credit to production costs         150,000      150,000

Total Liabilities and Deferred Credit       182,179      169,687

Stockholders' Equity

Common Stock $.001 Par Value,
100,000,000 shares authorized
48,216,940 and 47,629,290 shares issued      48,217       47,629
Preferred Stock $.01 Par Value, 1,100,000
shares authorized, 131,217 and 121,217 issued 1,312        1,212
Additional paid-in capital               19,498,724   18,927,102
Retained-earnings deficit               (9,525,952)  (9,340,445)
Total Stockholders' Equity               10,022,301    9,635,498

Total Liabilities, Deferred Credit
 and Stockholders' Equity               $10,204,480   $9,805,185

<F1>
The accompanying Notes to December 31, 1998 Consolidated Financial Statements are an integral part of these Financial Statements.

Consolidated Statements of Income
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Nine Months Ended September 30, 1999 and 1998
(Unaudited)

                                        Nine months ended
                                              September 30,
                                        -------------------
                                        1999       1998
                                        ----       ----
Revenues                           $      50,000$    800

Operating expenses:
     Administrative                       21,635  10,870
     Film reproduction and marketing      40,000   - 0 -
     Provision for depreciation          173,872 224,503

        Total operating expenses         235,507 235,373

     Net income (loss)                $(185,507)$(234,573)

Earnings available to common stockholders   None    None

Earnings per common share,
     assuming full dilution                     None        None

<F1>
The accompanying 1998 Notes to December 31, 1998 Consolidated
Financial Statements are an integral part of these Financial
Statements.






Consolidated Statement of Cash Flows
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine-Month Period Ended September 30, 1999 and 1998
(Unaudited)

                                                Nine months ended
                                                September 30,
                                                -------------------
                                            1999    1998
                                            ----    ----
Cash flows from operating activities:

Net Income (loss)                     $(185,507)$(234,573)

Adjustments to reconcile net income (loss) to net cash provided by or used in operating activities:

Depreciation                             173,872 224,503

Changes in assets and liabilities:
  (Increase) decrease in work in process  - 0 -      496
  (Increase) Decrease in accounts receivable(7,370)(1,981)
  Increase (Decrease) in accounts payable12,532   (1441)
  Operating expenses paid by stock issuance57,270  - 0 -

Net cash provided by (used in) operating
activities:                            (20,203) (12,998)

Financing activities:

  Proceeds from issuance
     (funds expended for buy-back) of stock12,400(23,100)

Net increase/decrease in cash            (7,803)(36,098)

Cash balances - beginning of year         28,726  56,541

Cash balances - end of nine month period
     ended September 30, 1999 and 1998 $  20,923$  20,445

Supplemental cash flow information
  Schedule of noncash transactions
    Restricted stock issued for services 308,000
    Restricted stock issued for product  140,650             0

<F1>
The accompanying Notes to December 31, 1998 Consolidated Financial Statements are an integral part of these financial statements.
<F2>
During the third quarter ending September 30, 1999, 157,000 common shares and 10,000 preferred shares were issued for product and services provided by or provided to the Company.

Consolidated Statement of Stockholders' Equity
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Month Period Ended September 30, 1999
(Unaudited)

               Number of
               Outstanding              Additional     Retained
               Shares     Par      Paid-In Earnings
          Common    Preferred Amount    Capital   (Deficit) Total
          --------  ----- ---      ----------- ---------         -----

Balances
Dec. 31,
199847,629,290       121,217$48,841$18,927,102$(9,340,445)$9,635,498

Stock
Issued                                                 572,310
Cash139,000              13912,261
Services308,000                308    56,962
Film140,650    10,000    241502,399

Net loss,                                     185,507(185,507)
9 mos. Ended
Sept. 30,1999

Balances,
September 30,
199948,216,940       131,217$49,529$19,498,724$(9,525,952) $10,022,301

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

RESULTS OF OPERATIONS

The Company's revenue for the nine months ending September 30, 1999 was $50,000 as compared to $800 for the comparable period of 1998. The nine month period ending September 30, 1999 net loss prior to depreciation expense was $(11,635), and net loss before depreciation for the comparable period ending 1998 of $(10,070), and after allowance for depreciation the loss for September 1999 was $(185,507) and $(234,573) for 1998. For the nine months ending September 30 1999, expenses for the Company's development, production and distribution operations and its miscellaneous operations totaled $61,635, compared to $10,870 for the comparable period of 1998. The increase in operating expenses of 1999 was primarily attributable to the marketing and distribution of the feature length film entitled "Shattered Illusions", and the reproduction of film and the marketing of the film project "Ninth Street". The increase in revenue attributable to the third quarter 1999 is due to receivables pursuant to the exploitation of the film project "Ninth Street". There were no resultant per share earnings to common stockholders in June 30, 1999 and June 30, 1998. The Company derives its revenues from the licensing of its newly created film and television productions, the licensing of its inventory of previously produced films or television productions and fees received for professional services provided to the industry. The Company also receives revenue for the marketing and distribution of product produced or owned by 3rd party producers and production companies. The generation of revenue in the motion picture and television industry is highly competitive which may have a material impact on the Company's financial statements.

The following table presents operations data and selected
statistical information for the periods indicated.
                              Nine Months Ended September 30,
                                   1999      1998
                                   ----      ----
Revenues                           $50,000   $800
Costs and Expenses
     Operating &
     Administration expenses       21,635    10,870
     Depreciation and
        amortization               172,872*  224,503

Income (Loss)                      $(185,507)$(234,573)

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

The Company's motion picture and television participation strategy has been to expend its resources and to set in place relationships and contracts in preparation for the continued development, acquisitions, production and/or marketing/distribution of quality moderate budget feature length motion pictures, documentaries, docudramas and television productions. The strategy additionally includes the acquisition of screenplays and teleplays suitable for development/packaging and completed motion pictures and television projects for licensing and marketing/distribution opportunities for all applicable sales territories throughout the world. At such time that the above-referred to additional working capital is secured, it is the Company's opinion that substantial revenue will be generated by the existing film and television library and future distribution of potential new product, ultimately realizing its projected return on investment. Arrangements for participation by the Company in various feature film and television productions for the last 24-month period include gross and net revenue participations in the following feature film and television production ranging between 2-60% of worldwide revenue potential including all markets and all media that the particular production is distributed in.(1) In 1997, post production and distribution of the documentary entitled THE OUTLAW TRAIL, 100 YEARS REVISITED, in association with Western Sunset Films, an 8-year old Los Angeles based documentary production company. (2) In 1998, development and production of the television production entitled CLASSIC CAR, in association with SLIM, Inc., a 4-year old Los Angeles based television production company. Other arrangements include marketing and distribution of a feature length film acquired by the Company entitled CITIZEN SOLDIER originally produced by M&D Productions, a 7-year old Los Angeles based film production company, purchased by the Company in 1995 and providing a 60% gross revenue participation to the Company in perpetuity. Also, in 1995, the Company purchased thirty-seven feature film submaster (videotape) prints from Stanley Pappas providing 20% of any gross revenue of the product in perpetuity, and the television production series entitled TIPS FOR BETTER HEALTH and MARKET PLACES OF THE WORLD, both owned and produced by Pacific Pictures Inc., a 9-year old Los Angeles based film and television production company, and providing 5% gross revenue co-production participation to the Company in perpetuity. Additionally in 1995, the Company licensed to Media One Broadcasting, a 12-year old television syndication company, for $71,000 and 40% of net revenue the right to telecast four feature motion pictures and seventeen television productions which the Company owns as part of its completed product library. In 1996 the Company licensed to Wittman Productions Inc., a 4-year old Los Angeles based film production company, twenty feature films and television productions for $75,000 and 40% of net revenue for the right to telecast and exploit those productions which the Company owns as part of its library. In 1995 and 1996, certain other film and television participations of the Company included development and packaging arrangements, the Company's review and in certain cases, advice and counsel on screenplays and screenplay development scenarios for the subsequent possible packaging and production and distribution of a particular project. The most significant of these productions, their production companies, and percentage of future gross revenue allocated to the Company, were the feature length film entitled CHOICE offered by production company Best Pictures Inc., a 4-year old Los Angeles based production company, (50%); and the feature length film entitled ALONG FOR THE RIDE offered by production company Wittman Productions Inc., a 4-year old Los Angeles based production company, (50%). In 1999 and 2000, the Company expects to produce and/or distribute two full length feature films or specialty television projects for theatrical and ancillary worldwide exploitation. The productions will be entirely or in large part under the responsibility, control and ownership of the Company. All financing for the completion of the recently completed feature length production entitled SHATTERED ILLUSIONS featuring Morgan Fairchild, Bruce Weitz, Richard Lynch and Dan Monahan was secured and the production was completed and is now in distribution. The feature length production, ALONG FOR THE RIDE and/or MR. CORKLESBY, has approximately 50% of the financing secured and negotiations for the remainder in process. In the month of August, the Company entered into an agreement with Jaguar Entertainment, of Los Angeles, California, for the purpose of marketing and distributing the feature length motion picture entitled NINTH STREET featuring Martin Sheen and Isaac Hayes to all domestic non-theatrical ancillary markets including home video, pay television, network television, satellite and DVD.

The following is a table showing the comparison of balance sheet data between 1998 and 1999.
                    Nine Months Ended September 30,

CATEGORY            1998           1999            % CHANGE
                    -----          -----           --------
Net Profit (Loss)   (234,573)      (185,507)*      -21%
Assets              13,419,998     10,204,480*     -24%
Stockholders' Equity       13,399,147          10,022,301*  -25%
Liability           20,851         32,179          +56%
Net Revenues        800            50,000          +52,500%
Inventory           14,192,569     11,299,404*     -20%

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

LIQUIDITY AND CAPITAL RESOURCES

Although the Company experienced positive cash flow prior to provisions for depreciation expense, the Company experienced net losses and negative cash flow from operations for yearend 1998, and
also, as of the comparable period in 1997.   At September 30, 1999,
the Company had $20,923 in cash and no cash equivalents and in the same period, 1998, the Company had $20,445 in cash and no cash equivalents. The Company anticipates that its existing capital resources may be adequate to satisfy its capital requirements for the forseeable future. However, to accomplish the Company's planned activities, it will need to raise additional funds through public or private financings in the form of debt or equity. The Company has available substantial loss carry forwards for federal income tax purposes. The exact amount of the loss carryforwards is uncertain until the Company reaches an understanding with the Internal Revenue Service in that regard.In order to finance its operations, working capital needs and capital expenditures, the Company utilized revenue from licensing fees, loans, proceeds from the private sale of equity securities, deferred compensation, profit participation, and equity in exchange for services and product.

In accordance with the Securities and Exchange Commission "Regulation D", and subject to Rule 144 restrictions, the Company issued 59,000 shares of its common stock and no shares of its preferred stock in third quarter period ending September 30, 1999 for cash and 157,000 shares of its common stock and 10,000 shares of its preferred stock for product and services. For the comparable period in 1998, the Company issued 40,000 shares of its common stock and no shares of its preferred stock for cash and 103,000 shares of its common stock and no shares of its preferred stock for product and services acquired by or provided to the Company. No proceeds from the sale of the corporation's common stock or preferred stock has ever been used to pay compensation to employees or executives of the Company. The Company was issued a standby irrevocable Letter of Credit from the Huntington Bank, Cleveland, Ohio (now Society Bank), in the amount of fifty thousand ($50,000). The terms of the Huntington Bank Letter of Credit required that, if utilized, the Company would pledge as collateral a portion of its film and television product library. If the Letter of Credit were exercised, the resultant loan would be secured by a commensurate portion of the Company's film and television product library. The Huntington Bank terms also provided that the Company would continue to be able to sell or lease any portion of the product library as long as it retained sufficient material to secure any loans made as a result of the Letter of Credit. The Company currently utilizes a fifty thousand ($50,000) dollar primary line of credit with the Wells Fargo Bank of California, to accommodate its daily cash flow needs and occasionally uses its credit lines at other financial institutions and with its vendors and suppliers. The Company holds a Promissory Note for one hundred fifty thousand ($150,000) dollars from Mr. Gary T. Wittman payable to the Company in annual installments of twenty five thousand ($25,000) dollars each beginning April 30, 2000. The Note is secured by a pledge of high grade stocks comprising a portion of the Dow Jones Industrial average or higher quality securities and are valued at two hundred and fifty thousand ($250,000) dollars or greater.

The Company's principal liquidity in the period ending September 30, 1999, included cash of $20,923 and net accounts receivable of $106,752 and in period ending September 30, 1998, included cash of $20,445 and net accounts receivable of $27,207. The Company's liquidity position has remained sufficient enough to support on-going general administrative expense, pilot programs, strategic position, and the garnering of contracts, relationships and film and television product for addition to the Company's library, and the financing, packaging, development and production of two feature films and specialty television projects. Although the Company during 1997 and 1998 experienced revenue, unless the Company has an influx of additional capital, the Company will not be able to accomplish its planned objectives and revenue projections. Accordingly, the Company intends to resolve and provide for its liquidity needs as well as provide for the needed capital resources to expand its operations through a future proposed public offering of its common shares to the public. It is anticipated that such an offering will commence within the next 24 months for an amount to be determined by the Company and underwriter(s) if any. To meet the Company's interim liquidity and capital resources needs while the Company's contemplated public offering is being prepared and examined, the Company is presently investigating the possibilities of future loans and is considering future sales of unregistered common equity to accredited investors under one or more exemptions that provide for the same. In the event a loan is obtained, one of the terms may provide that the same be repaid from the proceeds derived from the Company's contemplated public offering. A primary use of public offering proceeds would be the further exploitation of the Company's current completed product film and television library, participations in completed films, and the continued development, production and marketing/distribution of new film and television production opportunities.

The following table presents equity and cash flow data for the periods indicated.
                    Nine Months Ended September 30,
                         1999           1998
                         -----          ----
Stockholders' Equity     $10,022,301*   $13,399,147
Common Stock Outstanding 48,216,940     47,419,290
Deficit (after
    depreciation)        185,507        234,573
Accumulated Deficit      9,525,952*     5,069,158
Cash                     20,923         20,445

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

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

N/A

Item 4. Submission of Matters to a Vote of Security Holders
In August, the Company filed Proxy material with the Securities and Exchange Commission in accordance with Rule 14(a). The proxy statement requested shareholders to approve a combination restructuring of the outstanding stock of the Company (reverse split). The shareholders approved the restructuring as filed with the Securities and Exchange Commission in accordance with Rule 14(a), 25,316,539 shares in favor, 75,000 shares opposed, and 35,000 shares abstained.N/A

Item 5. Other Information

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


                         WORLD WIDE MOTION PICTURES CORPORATION

November 29, 1999        /s/  A. Robert Sobolik

                              A. Robert Sobolik
                              Executive Vice President/Treasurer