Form 10KSB
period 1999-12-31
WORLD WIDE MOTION PICTURES CORP
filed 2000-03-07
CIK 1005502

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington D.C. 20549

                            FORM 10-KSB

     (x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 1999

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

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practical date:
48,381,592 shares of Common Stock (par value $.001 per share) outstanding on December 31, 1999.


Part I

Item 1.   Description of Business.

BUSINESS DEVELOPMENT

INCEPTION THROUGH DECEMBER 1999

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

The value of the film library was determined by arms-length negotiations between the buyer and the seller which included review of production and replacement costs, previous marketing experience and marketing potential. Accordingly, the Company, pursuant to GAAP, reported the transaction in the financial statements at $12,750,000 under unclassified assets. On December 14, 1992, the Company/Presidio transaction was considered closed, with all parties thereto having executed the agreement and Product delivered to the Company. Under the terms of that same agreement all Product had been delivered by Presidio to the Company in good condition and represented to be free of any and all liens or encumbrances along with a bill of sale regarding the same. A limited amount of revenue has been received from the leasing of films and television productions in the library.

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


Currently, in addition to World Wide Film and Television Institute Inc., the company has three active "production" corporation subsidiaries; World Wide Films Inc., which was recently used for the production of the feature length motion picture tentatively entitled "Shattered Illusions" featuring Morgan Fairchild, Bruce Weitz, Richard Lynch, and Dan Monahan; World Wide Productions Inc. for the production of an upcoming specialty television production entitled "The Classics", and the feature length motion picture tentatively entitled "Along for the Ride"; and World Wide Entertainment Inc. with several feature film and television productions in development.

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

Additionally, the Company currently owns and maintains a completed film and television library encompassing 281 titles of feature length motion pictures, documentaries, docudramas, and television projects. For internal control purposes, the Company's Board of Directors directed management to retain an independent appraiser in order to further establish verification of the value of its completed product library as currently determined by staff and management. The Company also owns certain film equipment, a sound effects library, a still slide library, novels and options on treatments and holds a beneficial interest in certain ongoing contracts. Options on literary treatments otherwise defined as developing storylines and creative ideas are occasionally secured by the Company and company's like the Company for the purpose of developing the storyline or creative idea into a fully developed screenplay or teleplay at some unknown time in the future. The Company may or may not contribute expertise to a film or television project such as script polishing, script rewriting, packaging, financing, scheduling, budgeting, and line production. The Company's "beneficial interest" (percentage of future revenue, if any) in certain ongoing contracts includes certain of the above-referred to options or options on already fully prepared screenplays or teleplays which may or may not be produced into a film or television production at some unknown time in the future. None of the ongoing contracts "beneficial interest" entered into by the Company is significantly material to the Company's current financial condition and/or operations at the present time. The full development of the contracts is dependent on the acquisition of additional capital by the Company.

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

CABLE TV, PAY TV, DBS, AND MATV EXPLOITATION - Pay television has shown tremendous growth over the past decade. The market leaders, past and present, have been Home Box Office (HBO), Cinemax, and Showtime/The Movie Channel. These pay television services have recently exhibited over 300 films per year. Of the approximately $20 (basic) price per month that a pay television subscriber pays to a cable company, about $10 is returned to the pay television service and in turn, $3 to $6 is returned to the distributor. Distributors, on exclusive multi-picture studio arrangements, have been able to command prices of $3 to $8 million per film. On a non-exclusive basis, prices range from $500,000 to $2 million per film where the film has achieved average success. Certain of the Company's film and/or television product are or have been shown periodically on cable television throughout the world.

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

The Company has participated in a variety of the preceding type of marketing and distribution arrangements over the past seventeen years. The Company's major effort has been focused on syndication of film and television product and regional broadcast of film and television product in the state of California. As previously referenced, in order to further expedite and create revenue from marketing and distribution efforts of the Company and its distributor network, the Company requires significant additional working capital to more fully and properly exploit any appropriate markets and media while creating additional viable desire by the general public to acquire or consume this product. The Company's future plans include the acquisition of additional working capital through financial offerings and/or other customarily used methods of capital acquisition by small and midsize companies, including debt or equity financing or a combination of both, to acquire certain of this additionally needed working capital.

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

Item 3.   Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or to which any of its assets are subject. However, the Company is currently in ongoing negotiations for the reimbursement of lost material which consists of eight 1" and/or 3/4" and/or digital betacam videotape and 35mm film submaster copies of feature length motion picture and television productions, owned or controlled by the Company which were maintained at a post production film and video facility. The Company's attorneys are preparing litigation and related processes relative to the lost material in the event the results of the negotiations are unsatisfactory. The Company is seeking damages in the amount of three hundred ninety seven thousand five hundred ($397,500) dollars for the loss of its "stored material
".
Further, the co-producers
with the Company's subsidiary, World Wide Films Inc., pertaining to a feature length film, commenced litigation to attempt to dissolve the co-production agreement which exists between the Co-Producer and the Subsidiary relative to the production processes of that feature length film.

The Company's management and attorneys
believed the lawsuit to be groundless and therefore, defended the action on that basis. The matter ultimately resulted in a favorable settlement for the Company, requiring the plaintiffs to pay all expenses of litigation.

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

Item 4.   Submission of Matters to a Vote to Security Holders.

On January 9, 1999, the Company filed Proxy material with the Securities and Exchange Commission in accordance with Rule 14(a). The proxy statement requested shareholders to vote for management nominees to the Company's Board of Directors. Management's recommendation's were elected; 25,015,888 shares in favor, 50,250 shares opposed, and 7,000 shares abstained. Management also requested shareholders to approve a combination restructuring of the outstanding stock of the Company (reverse split). The shareholders approved the restructuring as filed with the Securities and Exchange Commission in accordance with Rule 14(a), 25,016,888 shares in favor, 50,250 shares opposed, and 6,000 shares abstained.N/A

August 27, 1999, the Company filed Proxy material with the Securities and Exchange Commission in accordance with Rule 14(a). The proxy statement requested shareholders to approve a combination restructuring of the outstanding stock of the Company (reverse split). The shareholders approved the restructuring as filed with the Securities and Exchange Commission in accordance with Rule 14(a), 25,316,539 shares in favor, 75,000 shares opposed, and 35,000 shares abstained.


Part II

Item  5.  Market for Common Equity and Related Stockholder Matters.

N/A

Item 6.   Management's Discussion and Analysis or Plan of
Operations.

Management's discussion and analysis of financial condition and results of operation should be read in conjunction with the consolidated financial statements and related notes.

RESULTS OF OPERATIONS

The Company's revenue for the year ended December 31, 1999 was $131,751 as compared to $28,772 for the comparable period of 1998. This increase in revenue is primarily attributable to more fee income received for the production and distribution of motion picture and television product. The 1999 profit from current operation prior to depreciation expense, inventory write-downs and extraordinary expense was $76,771, and net loss before depreciation and a special charge for film inventory writedown for the comparable period in 1998 was $(30,971). After the allowance for depreciation expense and inventory writedowns, the net loss for 1999 was $(332,797) versus $(4,131,355) for 1998, which included a special charge of $3,868,380 for film inventory writedown. For the year ended December 31,1999, expenses for the Company's development, production and distribution operations were $ 60,313 and its miscellaneous operations were $44,508, totaling $104,821, compared to a total of $59,743 for 1998. The increase in operating and administrative expense from $59,743 in 1998 to $104,821 in 1999 is primarily due to the cost of marketing and distribution of completed film and television productions Accordingly the increase in revenue resulted from additional fee income from production and distribution. The increase in operating expense in 1999 was primarily attributable to the marketing and distribution of the feature length film entitled "Shattered Illusions", and the marketing and distribution of feature length film entitled "Ninth Street". There were no resultant per share earnings to common stockholders in 1999 or 1998 after provision for depreciation.

The Company derives its revenues from the licensing of its newly created film and television productions, the licensing of its inventory of previously produced films or television productions and fees received for professional services provided to the industry. The Company also receives revenue for the marketing and distribution of product produced or owned by third party producers and production companies. The generation of revenue in the motion picture and television industry is highly competitive which may have a material impact on the Company's financial statements.

The following table presents operations data and selected statistical information for the periods indicated.

                              Years Ended December 31,
                              1999      1998      1997
Revenues                      $131,751  $28,772   $137,837
Costs and Expenses
    Operating &
    Administration expenses   104,821   59,743    18,143
    Profit or (loss) from
      current operations      76,771    (30,971)  119,694
    Depreciation and
      amortization            254,078   232,004*  434,004*
Special charge and
  inventory write-downs       (105,649) $(3,868,380)*$(4,091,950)*
Net (loss)                    (332,797) $(4,131,355) $(4,406,260)

* Reflects revaluing of net realizable value of inventory referred to in Note 2 of the financial statements.

The Company has presented a consolidated balance sheet which includes four wholly-owned active subsidiaries: World Wide Films Inc., World Wide Productions Inc., World Wide Film & Television Institute, and World Wide Entertainment Inc. The Company's charter allows it to branch into diversified fields of enterprise provided management concludes there is a significant potential for profit. It is the decision of management to continue the major portion of the Company's operations in the motion picture and television industry, but since the primary business objective of the Company is to increase the value of its stockholders' equity, if and when opportunities arise to make profits for the corporation in a diversified industry, the Company shall investigate and if appropriate, pursue such opportunities. The motion picture and television segment of the Company's current or planned operations is the only segment material to the Company's financial statements or condition.

The Company's motion picture and television participation strategy has primarily been to expend its resources and to set in place strategic relationships and contracts in preparation for the continued development, acquisitions, production and/or marketing/distribution of quality moderate budget feature length motion pictures, documentaries, docudramas and television productions. The strategy additionally includes the acquisition of screenplays and teleplays suitable for development/packaging and completed motion pictures and television projects for licensing and marketing/distribution opportunities for all applicable sales territories throughout the world. At such time that additional working capital is secured, it is the Company's opinion that substantial revenue will be generated by the existing film and television library and future distribution of potential new product, ultimately realizing its projected return on investment. Arrangements for participation by the Company in various feature film and television productions for the last 24-month period include gross and net revenue participations in the following feature film and television production ranging between 2-60% of worldwide revenue potential including all markets and all media that the particular production is distributed in.(1) In 1997 and 1998, post production and distribution preparation of the documentary entitled THE OUTLAW TRAIL, 100 YEARS REVISITED, in association with Western Sunset Films, an 8-year old Los Angeles based documentary production company. (2) In 1998, development and production of the series television production entitled CLASSIC CAR, in association with SLIM, Inc., a 4-year old Los Angeles based television production company. Other arrangements include preparation for Internet marketing and distribution of a feature length film acquired by the Company entitled CITIZEN SOLDIER originally produced by M&D Productions, a 7-year old Los Angeles based film production company, purchased by the Company in 1995 and providing a 60% gross revenue participation to the Company in perpetuity.

In 1998 and 1999, certain other film and television participations of the Company included development and packaging arrangements, the Company's review and in certain cases, advice and counsel on screenplays and screenplay development scenarios for the subsequent possible packaging and production and distribution of a particular project. The most significant of these productions, their production companies, and percentage of future gross revenue allocated to the Company, were the feature length film entitled CORKLESBY offered by co-production company Northstar Entertainment Inc., a 4-year old Los Angeles based production company, (50%); and the feature length film entitled ALONG FOR THE RIDE offered by production company Wittman Productions Inc., a 4-year old Los Angeles based production company, (50%). In 2000 and 2001, the Company expects to produce and/or distribute two full length feature films or specialty television projects for theatrical and ancillary worldwide exploitation. The productions will be entirely or in large part under the responsibility, control and ownership of the Company. The feature length productions include ALONG FOR THE RIDE and/or WISHFUL THINKING, which have approximately 50% of the financing secured and negotiations for the remainder in process.

All financing for the completion of the recently completed feature length production entitled SHATTERED ILLUSIONS featuring Morgan Fairchild, Bruce Weitz, Richard Lynch and Dan Monahan was secured and the production was completed. In February, 1999, the Company entered into an agreement with representative RGH/Lions Share Pictures Inc., a 15-year old, Los Angeles based distribution company for the purpose of conducting all foreign sales arrangements of the film.

In August, 1999, the Company entered into an agreement with Jaguar Entertainment Inc., a 12-year old Los Angeles based distribution company, for the purpose of marketing and distributing the feature length motion picture entitled NINTH STREET featuring Martin Sheen and Isaac Hayes to all domestic non-theatrical ancillary markets including home video, pay television, network television, satellite and DVD.

In September, 1999, the Company entered into an agreement with Rocinante Productions Inc., a 6 year old Los Angeles based production company, for the purpose of acquiring all of the right, title, and interest in the feature length motion picture entitled WHAT'S IN A COOKIE? The agreement also encompassed the acquisition by the Company of all foreign and domestic distribution rights to the film in perpetuity.

In August and September, 1999, the Company entered into an agreement with GTL Productions Inc., a 7-year old Omaha based production company for the purpose of acquiring the domestic and foreign marketing and distribution rights to a documentary series entitled ON THESE RUINS encompassing the titles of ANARTICA, THE GALAPOGOS ISLAND and EASTER ISLAND.

In November, 1999, the Company entered into negotiations for the development of an electronic commerce marketing arrangement with Pix Media Inc./Pixelon. Com Inc., a 2 year old Los Angeles based Internet company, for the purpose of providing a national and international e-commerce exploitation venue for various titles within the Company's completed film and television library.

The following is a table showing the comparison of balance sheet data for 1997, 1998 and 1999.

                                                  CURRENT
                                                  YEAR
CATEGORY                 1997      1998           1999        %
CHANGE
Operating profit or
  (loss) prior to depreciation
  & special charges      $119,694    $(30,971)    $76,771   +321%
Depreciation             $434,004    $232,004     $254,078  n/a
Special charges          $4,091,950  $3,868,380   $105,649  n/a
Net Profit (Loss)        (4,406,260) (4,131,355)  (332,797) n/a
Assets                   13,454,607*  9,805,185*  10,077,712
+3%
Stockholder Equity       13,282,100*  9,635,498*  9,895,471 +3%
Liabilities and
  deferred credit        172,507      169,687     182,241   +6%
Net Revenues             137,837      28,772      131,751   +250%
Inventory                14,193,063   10,796,884  11,243,693 +8%

* Reflects revaluing of net realizable value of inventory as referred to in Note 2 of the financial statements.

GENERAL

In fiscal 1998 and 1999 the Company continued its involvement in a variety of film and television projects relative to development, acquisitions, packaging, production and marketing/distribution activities. The Company also continued to pursue potential diversified business opportunities that have cash flow possibilities. Management believes that a film or television production's economic success is dependent upon several overlapping factors including general public appetite of a potential genre or performer at the time of release, domestic and international marketing philosophy, applicable usage of existing and new and emerging technology, advertising strategy with resultant penetration and the overall quality of the finished production. The Company's film and television productions may compete for sales with numerous independent and foreign productions as well as projects produced and distributed by a number of major domestic and foreign companies, many of which are units of conglomerate corporations with assets and resources substantially greater than the Company's.

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

The Company has currently obtained or arranged for the investment capital to produce and/or distribute a minimum of three full length feature films or specialty television productions within the next two years. In addition to the development, financing, production, and distribution of motion picture and television product, the Company expects to continue to exploit a portion or portions of the Company's completed film and television library to a wide variety of distribution outlets including network television, cable television, satellite broadcast, pay-per-view, and home video sales. Specifically, live action motion pictures are generally licensed for broadcast on commercial television following limited or wide release distribution to theatrical outlets (theaters), home video and pay television. Licensing to commercial television is generally accomplished pursuant to agreements which allow a fixed number of telecasts over a prescribed period of time for a specified license fee. Television license fees vary widely, from several thousand to millions of dollars depending on the film or television production, the number of times it may be broadcast, whether it is licensed to a network or a local station and, with respect to local stations, whether the agreement provides for prime-time or off-time telecasting. Licensing to domestic and foreign television stations (syndication) is an important potential source of revenue for the Company, although in recent years the prices obtainable for individual film and television product in domestic syndication have declined as pay television licensing has grown. The growth of pay television and home video technologies, i.e. DVD (Digital Video Disk) and HDTV (High Definition television), has had an adverse affect on the fees obtainable from the licensing of film and television product to networks and local television stations. Thereby potentially affecting the Company's ability to generate substantive revenue from this particular venue; however increasing revenue potential in other areas. Conversely, the Company may derive revenue from the marketing and sale, either directly or through licensees, of motion pictures and other filmed or videotaped product on videocassette or Digital Video Disk for playback on a television set or monitor through the use of videocassette recorders ("VCRs"), digital video disk recorders and continued advancements of pay television (cable), satellite broadcast technologies, and Internet applications domestically and internationally.

The Company currently holds the distribution rights to 281 motion picture and television titles.The revenue competition relative to existing or pending exploitation agreements of the Company's film and television product library and current and future production and distribution of projects is volatile due to the many technological and innovative changes in the industry and also changes regularly occurring in the international economy.

LIQUIDITY AND CAPITAL RESOURCES

The Company experienced positive cash flow from operations for the year ended December 31, 1999 and positive cash flow in 1998. At December 31, 1998, the Company had $28,726 in cash and no cash equivalents. At December 31, 1999, the Company had $46,639 in cash and no cash equivalents. The increase in cash was due primarily to the increase in fee income for the development, production, marketing and distribution of motion picture and television product. The Company anticipates that its existing capital resources will be adequate to satisfy its capital requirements for the forseeable future. However, to accomplish the Company's planned activities, it will need to raise additional funds through public or private financings in the form of debt or equity. The Company has available substantial loss carry forwards for federal income tax purposes. The exact amount of the loss carryforwards is uncertain until the Company reaches an understanding with the Internal Revenue Service in that regard. In order to finance its operations, working capital needs and capital expenditures, the Company utilized revenue from licensing fees, loans, proceeds from the private sale of equity securities, project specific investment capital, deferred compensation, profit participation, and equity in exchange for services and product.

In accordance with the Securities and Exchange Commission "Regulation D", and subject to Rule 144 restrictions, in 1999, the Company issued 344,000 shares of its common stock and no shares of its preferred stock for cash and 408,000 shares of its common stock and 10,000 shares of its preferred stock for product and services acquired by or provided to the Company. In 1998, the Company issued 380,000 shares of its common stock and no shares of its preferred stock for cash and 215,500 shares of its common stock and no shares of its preferred stock for product and services. No proceeds from the sale of the corporation's common stock or preferred stock has ever been used to pay compensation to employees or executives of the Company.

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

The Company's principal liquidity at the end of 1999 included cash of $46,639 and net accounts receivable of $140,122, and at the end of 1998 included cash of $28,726 and net accounts receivable of $28,382. The Company's liquidity position has remained sufficient to support on-going general administrative expense, pilot programs, strategic position, and the garnering of contracts, relationships and film and television product for addition to the Company's library, and the financing, packaging, development and production of two feature films and specialty television projects.

Although the Company during 1998 and 1999 earned revenues, unless the Company has an influx of additional capital, the Company will not be able to accomplish its planned objectives and revenue projections. Accordingly, the Company intends to resolve and provide for its liquidity needs as well as provide for the needed capital resources to expand its operations through a future proposed public offering of its common shares to the public. It is anticipated that such an offering will commence within the next 24 months for an amount to be determined by the Company and its underwriter(s).

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

The following table presents equity, earnings,  and cash balance data for the periods indicated.
                                   As of December 31,
                           1999         1998       1997
Stockholders' Equity       $9,895,511   $9,635,498* $13,282,100*
Shares of
 Common Stock Outstanding  48,381,592   $47,629,592  $47,033,790
Operating profit or (loss)
 prior to allowance for
 depreciation              $76,771      $(30,971)  $119,694
Depreciation               $254,078     $232,004   $434,004
Special charges            $105,649     $3,868,380 $4,091,950
Net loss                 $(332,797)$(4,131,355)*$(4,406,260)*
Retained earnings Deficit  $9,673,202   $9,340,445*  $5,209,090*
Cash                       $46,639      $28,726    $56,541

*Reflects reduction in net realizable value of film library as referred to below in Note 2 of the financial statements.

The Company expects its marketing operations to expand considerably over the next three years. The current inventory and contracts acquired by the Company are now beginning to be more vigorously exploited as the Company's focus moves from extensive accumulation of product and contracts in an ownership capacity to capital acquisition specifically for marketing purposes using recently developed technologies. A substantial increase in income and/or receivables is anticipated to take place beginning in the first quarter of 2000. Although the Company is conservative regarding its policy concerning the use of borrowed operating capital, it is now in a position to use its reputation and contacts in the industry to leverage operating funds profitably.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS AND MANAGEMENT'S
STATEMENT REGARDING INTERIM PERIOD ADJUSTMENTS

The statements which are not historical facts contained in this Form 10-KSB are "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The words "anticipate", "believes", "expect", "intend", "may" or similar expressions used in this Form 10-KSB as they relate to the Company or its Management are generally intended to identify such forward looking statements.
These risks and uncertainties contained in this Form 10-KSB include but are not limited to, product demand and market acceptance risks, the effect of economic conditions generally and retail/wholesale in the motion picture and television industry and marketing conditions specifically, the impact of competition, technological difficulties, capacity and supply constraints or difficulties, the results of financing efforts, changes in consumer preferences and trends, the effect of the Company's accounting policies, weather conditions, acts of God, and other risks detailed in the Company's Security and Exchange Commission filings. The Company's management has made all the adjustments relative to the fiscal yearend statements and the interim period therein, which in the opinion of management are necessary in order to make the financial statements not misleading.

Item 7.   Financial Statements.

REED & TAYLOR
CERTIFIED PUBLIC ACCOUNTANTS
PROFESSIONAL CORPORATION
561 E. JEFFERSON AVE.
DETROIT, MI 48226-4324
_________
ROBERT E. REED, CPA
LINDA W. TAYLOR, CPA
Telephone (313) 961-7258
Fax (313) 961-3110


INDEPENDENT AUDITOR'S REPORT

To the Shareholders and Board of Directors
World Wide Motion Pictures Corporation

We have audited the accompanying consolidated balance sheets of World Wide Motion Pictures Corporation and subsidiaries as of December 31, 1999 and 1998, and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements and accompanying notes are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above and accompanying notes present fairly, in all material respects, the financial position of World Wide Motion Pictures Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/  REED & TAYLOR, CPAs, P.C.

Reed & Taylor, CPAs, P.C.
Detroit, Michigan
March 6, 2000



Consolidated Balance Sheets
      WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
          FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                              AUDITED

                                   1999          1998
Assets                             -------       -------
Cash                                   46,639      $  28,726
Accounts receivable                   140,122         28,382
Note receivable                       150,000        150,000
Work in process                         - 0 -        438,606
Completed motion pictures and
Television productions              9,458,289      8,622,731
Film properties
(screenplays and scripts)          1,735,467      1,680,967
Equipment                              49,937        49,937
Other assets                            - 0 -        54,500
Less accumulated depreciation     (1,502,742)    (1,248,664)

  Total Assets                    $10,077,712     $9,805,185

Liabilities

Accounts payable                       15,941          3,246
Common stock payable                        0             61
Preferred stock payable                    50             80
Notes payable                          16,300         16,300
Deferred credit to production costs   150,000        150,000

Total Liabilities and Deferred
  Credit                              182,201        169,687

Stockholders' equity

Common Stock $.001 Par Value, 100,000,000
shares authorized, 48,381,592 and
47,629,290 shares issued               48,381         47,629
Preferred Stock $.01 Par Value, 1,100,000
shares authorized, 131,217 and 121,217
shares issued                           1,312          1,212
Additional paid-in capital         19,519,020     18,927,102
Retained earnings deficit         (9,673,202)    (9,340,445)
Total Stockholders' Equity          9,895,511     $9,635,498

Total Liabilities, Deferred Credit
  and Stockholders' Equity        $10,077,712     $9,805,185

<F1>
See Notes to Consolidated Financial Statements

Consolidated Statements of Income
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1999 and 1998
AUDITED

                                        1999           1998
                                        --------       --------
Revenues                               131,751       $ 28,772

Operating expenses and special charge:
     Administrative                    104,821         59,743
     Provision for depreciation        254,078        232,004
     Special charge -
       film inventory write-down      105,649       3,868,380

        Total operating expenses
        and special charge             464,548      4,160,127

     Net income (loss)              $(332,797)   $(4,131,355)


Earnings available to
common stockholders                       None           None

Earnings per common share, assuming
  full dilution                           None           None

<F1>
See Notes to Consolidated Financial Statements

Consolidated Statement of Cash Flows
      WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS
          FOR THE YEARS ENDED DECEMBER 31, 1999 and 1998
                              AUDITED

                                            1999  1998
                                            --------------
Cash flows from operating activities:

Net income (loss)                           $(332,797 ) $(4,131,355)


Adjustments to reconcile net income (loss) to net cash provided by or used in operating activities:

  Non-cash items:
  Depreciation                                 254,078       232,004
  Special charge - film inventory write-down   105,648     3,868,380
  Services purchased with common stock          62,270         - 0 -
  Write-off of stock payables                     (51)         - 0 -

  Changes in assets and liabilities:
  Increase in notes and accounts receivable   (111,740)      (3,156)
  Increase (decrease) in accounts payable       12,605      (2,820)

Net cash provided by (used in)
operating activities                           (9,987)      (36,947)

Investing activities:

  Purchase of equipment                          - 0 -       (3,500)
  Increase (decrease) in work in process         - 0 -       (1,621)

Cash used in investing activities                - 0 -       (5,121)

Financing activities:

  Proceeds from issuance of stock               27,900        14,253

Net decrease in cash                            17,913      (27,815)

Cash balance - beginning of year                28,726      $ 56,541

Cash balance - end of year                  $   46,639      $ 28,726

Supplemental cash flow information
  Schedule of noncash transactions
    Stock issued for services and product   418,000

<F1>
See Notes to Consolidated Financial Statements

Stockholders' Equity
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
AUDITED

             Number of
         Outstanding
              Shares         Par     Additional  Retained
         Common   Preferred    Amount  Paid-in Capital  Earnings  Total
         -------  ---------  ------- -----------  ---------   ------
Balances,
Dec. 31,
1998     47,629,290  121,217 48,841  18,927,102  (9,340,445)9,635,498

Stock
issued

- Cash    344,000
- Services 243,000
- Film    165,000 10,000     852     591,918               592,770

Net loss,
 year ended                                      332,797   (332,797)
 Dec. 31,
 1999

Balances,
 Dec. 31,
 1999    48,381,592  131,217 49,693  19,519,020  (9,673,242)9,895,471

<F1>
See Notes to Consolidated Financial Statements


WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(To be read in conjunction with Consolidated Financial Statements for year ended December 1999)

NOTE 1   DESCRIPTION AND HISTORY OF THE BUSINESS

The Company was founded in July 1977 and incorporated December 9, 1980 under the laws of the state of Michigan. In March 1981, the Company acquired G.L. Productions Inc. which was a production and distribution company for short subjects, docudramas, documentaries and industrial films, many of which were made in conjunction with the U.S. Government. As a result of the transaction, the Company acquired a film and television completed product library and related film production equipment. The transaction was facilitated by the exchange of two million (2,000,000) shares of the Company's common stock class of securities for 100% of the common stock of G.L. Productions Inc. The Company has also acquired other completed motion picture and television productions and acquired marketing/distribution interest in additional motion picture and television productions. The Company's total completed product library of live action motion pictures and videotaped productions consists of 281 works of various lengths and subject matter applicable for marketing through various media in foreign and/or domestic markets.

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

The Company operates and/or maintains nine wholly-owned subsidiaries, four of which are currently active, to enhance the operation of its core business and diversified enterprises. The Company has an active Board of Directors which currently consists of eighteen members of the twenty authorized, with staggered terms, all of whom are either a chairperson or a member of one or more of the four Board designated committees: executive, finance, audit, and personnel.

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

A significant portion of the Company's assets was purchased with the issuance of shares of its common and preferred stock. Nine million four hundred fifty eight thousand and two hundred eighty nine dollars ($9,458,289) of the assets is represented by the Net Realizable Value (prior to depreciation and write-downs) of its completed film and television product library. In the absence of a consistent market for the securities issued, the value of the film and television product purchased by the Company was agreed to by the sellers and the purchaser in arms length transactions in accordance with generally accepted accounting standards and, additionally, internal evaluation and auditing procedures. The films and television productions in the Company's completed product library have uncertain future revenues that may be expected to grow or diminish along with all of the ancillary markets now and in the future that are available for marketing. In some cases, individual films or television productions may be timeless and irreplaceable; in many cases their book value is zero having been fully amortized based on revenues received several years ago and the inability to
estimate a market value or reasonable expected revenue.   Certain
of the inventory product without book value produce income and, in light of new and emerging technology, the Company expects additional revenue from these sources.

The Company's film and television completed product library consists of newly produced and historical film and videotaped product and rights thereto purchased as an investment and/or to be marketed by leasing and/or rental to a wide variety of domestic and international outlets. Many film and television libraries such as the Company's that were purchased for investment over a span of many years, have appreciated considerably in value as a direct result of new and emerging technologies, revived or newly created public appeal for a certain performer or genre, unique applications of particular production process (special digital effects) and standard and newly developed non-theatrical ancillary markets throughout the world. New technological advances such as DVD (Digital Video Disk), HDTV (High Definition Television), CD-ROM, DVD ROM, DVD Audio and Internet applications have enhanced and are greatly expanding resale and leasing potential of film or television product.
The film and television product inventory of the Company is regularly reviewed and evaluated on a film-by-film basis by the Company's management and periodicaly appraised by outside independent appraisal. Forecasting any film or television project's future revenues is a difficult and uncertain art, even for major film distributors and television syndicators. The accounting principles and industry practices in these areas leave unusual discretion with the film and/or television company executives and often result in "unusual" changes in individual periods. There is no generally accepted definitive industry consensus for valuing motion picture and television inventory, the value may be buried among films currently in release, television productions currently in broadcast, film and television productions under development or in production, distribution/syndication contracts, participation agreements, performer and production related contracts, and the ubiquitous 'other'. FASB Statement of Financial Accounting Standards No. 53, paragraph entitled "Inventory Valuation" states "16. Unamortized production and exploitation costs shall be compared with 'net realizable value' for each reporting period on a film-by-film basis;" and in the paragraph entitled "Net Realizable Value" it states, "Net Realizable Value" is the estimated selling price (rental value) in the ordinary course of business less estimated cost to complete and exploit in a manner consistent with realization of that income". The accounting profession is currently reviewing the problem of how to fairly report film inventory on financial statements. Since the FASB guidelines do not apply directly to the Company's particular situation, in an effort to conform as closely as possible to the guidelines and in accordance with management's recent receipt of commentary from the Securities and Exchange Commission, the Company has revalued its inventory of film and television product, resulting in a reduction of net realizable value of four million and ninety one thousand nine hundred and fifty dollars ($4,091,950) in the stated value of such inventory on the December 31, 1997 balance sheet. In 1998, management for a second time revalued its inventory based on management's recent receipt of commentary from the Securities and Exchange Commission, with an additional appraisal of potential resale value, encompassing worthiness of the inventory items as works of art, and potential licensing capabilities, resulting in an additional reduction of $3,868,380 in the stated value of the net realizable value of such inventory at December 31, 1998. The results of the reevaluations effectuated in 1997 and 1998 resulted in a substantial reduction in book value of approximately 51% for those items over these two years. The 1997 revaluation and resulting reduction in value combined with the 1998 revaluation and its resulting reduction and value lowered the balance sheet presentation of the asset identified as 'completed motion pictures and television products'. Also, a depreciation policy has been adopted to amortize the film and television inventory over a 10-year period. The Company has instituted a maximum 10-year depreciation schedule which will result in the amortization of 33-1/3% of the film and television product inventory to be marketed over the next three years. Although the Company has on its Board of Directors and professional staff personnel qualified to estimate the value of its film and television inventory, for internal verification purposes, it retained the services of an independent appraiser who reviewed the Company's film and television completed product library, ensuring a greater measure of objectivity as regards the carrying amount of such inventory on the Company's December 31, 1999 balance sheet.

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

The Company presents an 'unclassified' balance sheet. Cash includes cash on deposit in checking and savings accounts with no cash equivalents at December 31, 1999 and 1998.

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

NOTE 3    EARNINGS PER SHARE

As a result of a net loss from operations for years ended December 31, 1998 and 1999, there are no earnings per Common share for such periods. As a result of such net losses, there are no fully diluted earnings per Common share after potential conversion of all convertible Preferred shares.

NOTE 4    TAXES

The Company presents its accounting statements on an accrual basis.
Certain state and local tax filings may differ from the federal returns to take advantage of beneficial local tax law. As of December 31, 1999, the Company and its subsidiaries have sustained a cumulative net operating loss which can be offset against future taxable income. As a result of recorded net operating losses, the Company has not recognized any state and federal income tax liability. The Company does not use or expect to utilize the accelerated depreciation option available under the U.S. Tax Code.

NOTE 5    LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or to which any of its assets are subject. However, the Company is currently in ongoing negotiations for the reimbursement of lost material which consists of eight 1" and/or 3/4" and/or digital betacam videotape and 35mm film submaster copies of feature length motion picture and television productions, owned or controlled by the Company, which were maintained at a post production film and video facility. The Company's attorneys are preparing litigation and related processes relative to the lost material in the event the results of the negotiations are unsatisfactory. In this regard, the Company is seeking damages in the amount of three hundred ninety seven thousand five hundred dollars ($397,500) for the loss of its "stored material". Further, the co-producers with the Company's subsidiary, World Wide Films Inc., pertaining to a feature length film, commenced litigation to attempt to dissolve the co-production agreement which exists between the Co-Producer and the Subsidiary relative to the production processes of that feature length film. The Company's management and attorneys believed the lawsuit to be groundless and therefore, defended the action on that basis. The matter ultimately resulted in a favorable settlement for the Company, requiring the plaintiffs to pay all expenses of litigation.

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

NOTE 6    SUMMARY OF CORPORATE SECURITIES MATTERS AND
          STOCK ISSUANCE

At December 31, 1999, all general voting power was vested in the holders of the common stock class of securities of the Company. At that date, the holders of common stock were entitled to one vote per share and in that aggregate, had 100% of the general voting power provided in the Company's Restated Certificate of Incorporation. The Restated Certificate of Incorporation provides that all shares of common stock share equally in dividends (other than dividends declared with respect to any outstanding preferred stock), except that any stock dividends are payable in shares of common stock to holders of that class of securities. Upon liquidation, all shares of common stock are entitled to share equally in the assets of the Company available for distribution to the holders of such shares. The preferred stock class of securities of the Company ranks (and any other oustanding preferred stock of the company would rank) senior to the common stock in respect of dividends and liquidation rights.

Since November 1983, the Company's shares of Common Stock have traded on the OTC (Over-the-Counter) market and is currently a Fully Reporting publicly-held corporation. The Company's NQB (National Quotations Bureau) call symbol is WWMP and its Standard
& Poors Cusip no. is 981536 10 5. The Company has advised its stockholders and the public that it expects to apply for NASDAQ quotation and/or quotations on other primary and/or secondary exchanges as soon as practical. The Company's common stock is thinly traded at this printing primarily through 'inter-dealer trades'. The Company has previously been quoted on the OTC (Over-The-Counter) Electronic Bulletin Board. The Company's most recent active primary marketmaker temporarily suspended operations which caused the Company's temporary removal from quotation on the Electronic Bulletin Board. At approximately the same time as the Company' temporary removal from the Electronic Bulletin Board, the Company became subject to the Fully Reporting rules of the Securities and Exchange Commission. The Company has recently filed its Registration Statement on Form 10SB with the Securities and Exchange Commission and accordingly, files annual and interim reports required pursuant to Section 12(g) of the Exchange Act. At this writing, the Company has reached the "no further comment" stage from the Securities and Exchange Commission and expects the resumption of full trading of the Company's common stock securities to commence in the first quarter of 2000.

The following illustrates the Company's common and preferred stock authorized, issued, and outstanding at December 31, 1999.

Common Stock:
Par Value                     $       .001
Shares Authorized              100,000,000
Shares Issued and Outstanding   48,381,592

Preferred Stock:
Par Value (Stated Value .01)  $      10.00
Shares Authorized                  100,000
Shares Issued And Outstanding       20,000

Par Value                     $        .01
Shares Authorized                1,000,000
Shares Issued And Outstanding      131,217

NOTE 7 SUMMARY OF SUBSIDIARIES
The Company operates and/or maintains 9 wholly-owned subsidiaries. Certain of these subsidiary corporations are used to produce and/or market individual motion pictures or television productions. Currently, three of the motion picture production subsidiary corporations are active. World Wide Productions, Inc., for the purpose of producing the specialty television production tentatively entitled 'Classic Car' (in production) and the feature length motion picture tentatively entitled "Along for the Ride" (in development); World Wide Entertainment, Inc., for the purpose of producing the feature length motion picture tentatively entitled "Mr. Corklesby" (in development); and World Wide Films Inc., which has recently completed the production of the feature length motion picture entitled "Shattered Illusions" (in distribution). The Company operates one diversified subsidiary which is related to the Company's core industry, World Wide Film and Television Institute, Inc. The Institute's business is the development, production, marketing, and implementation of educational symposiums, workshops, lectures and forums in areas covering the entertainment industry, specifically film and television financing, packaging, production, marketing/distribution, and the networking process that accompanies the entertainment business. Revenue is created primarily from the sale of tickets to these events. Primary symposiums are designed to be held annually and to accommodate 250 - 1000 people per event. Workshops are designed to be held in between the primary symposiums and to accommodate a maximum of 15 individuals. The symposium and workshop events are further designed to be duplicated in major cities around the country when and if appropriate.

NOTE 8   SUMMARY OF STOCK OPTIONS, EMPLOYMENT CONTRACTS,
         ASSOCIATES, POTENTIAL DILUTION,  CONTINGENT
         LIABILITY AND ACCRUED PROFESSIONAL FEES

The Company has provisions for the issuance of options to purchase shares of its Common Lettered Stock and certain of its Preferred Stock now issued has conversion provisions wherein the holder may convert his/her Preferred shares to Common Lettered Stock under certain conditions. There are one hundred and thirty one thousand two hundred seventeen (131,217) shares of Preferred Stock outstanding that is potentially convertible to shares of Common, dependent upon the market price of the Common Stock as
determined by one or more exchanges.   (See table below for
potential conversion of Preferred Stock to Common Stock.) The Company, from time to time, has entered into agreements to issue its Common Lettered Stock for certain goods and services and arrangements beneficial to the ongoing activities of the Company.
Further, various employee contracts, non-exclusive associates agreements, and service or purchase contracts contain provisions for stock issuance. The Company expects to continue to enter into such agreements subject to all applicable securities law. The potential contingent dilution from the issuance of the above Common Stock for these purposes is nine million four hundred and ninety eight thousand three hundred forty (9,498,340) shares. At December 31, 1999, the Company had an unpaid contingent salary liability to its President and Chief Executive Officer, Paul D. Hancock. Mr. Hancock has waived this accumulated back salary of three million eighty thousand dollars ($3,080,000). However, the corporation expects to approve either the issuance of Preferred and/or Common Stock or stock options as compensation therefor. Payment of accrued and previously expensed professional fees of two hundred and sixty nine thousand one hundred ninety one dollars ($269,191) (including legal, accounting and financial advisory services) have been waived by the providers of those services, who are also stockholders, and accounted for as contributed capital.

OUTSTANDING CONVERSION RATIO FROM PREFERRED TO COMMON:
                            Preferred Stock
                       Price per Share Conversion
Common                        ----------------------
     Par       No. of    Conversion   Market Shares
Series   Value     Shares     Ratio*   Price   After Exchange
-------  -------   -------    -------  -------   -------

A    $10.00  20,000     1x1     $10.00 20,000
B    .01        717           1x20 10.00    14,340
C    .01        1,000   1x20  3.00 20,000
D&E  .01        26,000  1x20  5.00 520,000
F&G  .01        51,000  1x2     5.00   102,000
H&I  .01        15,000  1x10  5.00 150,000
J    .01        7,500   1x20  .10      150,000
K    .01        10,000  -0-     -0-         -0-
     Totals  131,217                        976,340

* Preferred to Common

NOTE 9   COMMON STOCK RESTRUCTURING

Pursuant to recent shareholder action (Annual Shareholder's Meeting of January 30, 1999) to approve management recommendations, on September 24, 1998, the corporation's Board of Directors adopted resolutions for the possibility of (a) 'to amend Article 3 of the Articles of Incorporation of the Company to add Section (12) stating that "the Board of Directors may effect a stock combination restructuring (reverse stock split) of the Corporation's outstanding shares of Common Stock class of securities if the Board of Directors in their sole judgment believe such restructuring is in the best interest of the Corporation' and (b) 'file the foregoing amendment with the State of Michigan Securities Bureau, the Company's state of incorporation, to restate the Company's
certificate of incorporation.'   This action, if taken by the
Company's Board of Directors, would amend the Company's Restated Certificate of Incorporation and Articles of Incorporation (the "Amendment") to: (i) effect a stock combination restructuring (reverse stock split) of the Company's outstanding shares of the Common Stock class of securities (the 'Reverse Split'), and (ii) to provide for the payment of cash in lieu of fractional shares otherwise issuable in connection therewith. In this regard, the Reverse Split, if effected, will not change the number of the Company's authorized shares of Common Stock or the par value of the Common Stock.

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

NOTE 12  YEAR 2000 ISSUE

Many currently installed computer systems and software products may be coded to accept only two-digit entries in the date code field and now that the Year 2000 has commenced, these code fields need to accept four digit entries to distinguish years beginning with "19" from those beginning with "20." As a result, computer systems and/or software products used by many companies have been upgraded to comply with such Year 2000 requirements. Our Year 2000 Project (the "Project") was substantially complete by the end of fiscal 1999. The scope and content of the Project included: assessing the ability of computer programs and embedded computer chips to distinguish between the year 1900 and the year 2000; conducting a review of our information technology ("IT") and non-IT systems to identify those areas that could be affected by Year 2000 issues; developing a comprehensive, risk-based plan to address IT and non-IT systems and products, as well as dependencies on our business partners; completing an inventory and risk-assessment of our computer systems and related technology, and developing and carrying out the testing and remediation process. As part of the remediation process, in fiscal 1999 we successfully conducted testing of all IT and non-IT systems within our PC-based network.

The total cost for ensuring Year 2000 compliance was not material to our financial position. To date, no significant Year 2000 problems have occurred, and the Year 2000 problem will not pose significant operational issues for our operations in the future. However, we cannot accurately predict a "worst case scenario" with regard to our Year 2000 issues.We understand we may encounter difficulties interfacing or interconnecting with third party systems, whether or not those systems claim to be "compliant," and therefore have completed an inventory and risk assessment of our outside vendors and have identified those key vendors that represent a significant risk. Part of our preparation included preparing contingency plans in the event of non-compliance by those vendors. Overall, we believe Year 2000 risks with key vendors and suppliers are low because many are small manufacturers with relatively simple business systems, however, we cannot guarantee that the systems of those vendors and suppliers, or other companies on which we rely,will be Year 2000 compliant. Failure by another company to convert their systems to be Year 2000 compliant could require us to incur unanticipated expenses to remedy problems, which could have a material adverse effect on our business, operating results and financial condition. To date, none of our key vendors have had significant Year 2000 problems which have impacted our operations.


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
DIRECTOR AND/OR
EXECUTIVE OFFICER                       FIRST ELECTED  TERM OF
NAME AND AGE       POSITION             OR APPOINTED    OFFICE
Charles Bailey      Chairman of the    1985            2002
Age 67              Board of Directors

Paul D. Hancock     President/Chief    1977            Director/2000
Age 44              Executive Officer                  Officer/2015
                    and Director

A. Robert Sobolik   Exec. Vice President1981           Director/2000
Age 64              Treasurer and Director             Officer/
                                                       Indefinite

Larry Epstein, Esq.     Secretary  1989                Director/1999
Age 51                  Director                       Officer/
                                                       Indefinite


John R. Woodward    Vice President,    1982            Director/2002
Age 49              Film Production and                Officer/
                    Distribution                       Director
                                                       Indefinite

George T. Lindsey   Vice President,    1982            Director/2002
Age 62              Creative Development               Officer/
                                                       Director
                                                       Indefinite

JamesJ.Aitken,C.P.A.Vice President,    1982            Director/2002
Age 64              Finance and                        Officer/
                    Administration                     Director
                                                       Indefinite

John Levingston     Vice President/    1983            Officer/
Age 73              Marketing and Distribution         Indefinite

John D. Foley       Director           1990            1999
Age 49

Robert E. Capps, Jr.    Director       1990            1999
Age 49

Ben Whitfield Jr. Esq.  Director       1980            1999
Age 50

Brendan Cahill          Director       1986            2000
Age 53

Alex Trebek             Director       1987            1999
Age 59

Leroy J. Steele         Director       1987            1999
Age 77

Joseph Dyson, C.P.A.    Director       1983            2000
Age 67

Peter Lallos            Director       1988            2000
Age 66

Philip Langwald         Director       1985            2002
Age 93

Fred Baron              Director       1994            2002
Age 48

Charles Newirth         Director       1994            2002
Age 44

Brian J. Patnoe         Associate V.P.      1986       Indefinite
Age 41                  Administration

Michael Maghini         Associate V.P. 1985       Indefinite
Age 42                  Finance

David A. Toma           Associate V.P. 1990       Indefinite
Age 50                  Production

CHARLES C. BAILEY, age 67* - Mr. Bailey is the Chairman of the Board of the Company. Mr. Bailey has most recently been the producer of a variety of Broadway and other theatrical stage productions including the award winning musical "My One and Only" with Twiggy and Tommy Tune, "Stardust" with Sean Young, 'Lucky Guy' with Faith Prince, and "Dream" with Lesley Ann Warren and Margaret Whiting. In addition, he is the Executive Producer of King Street Productions, a theatrical production company in New York City, which develops and produces Broadway and regional stage productions. Prior to his professional Broadway activities, Mr. Bailey was Senior Vice President of Thompson McKinnon Securities Inc. and previously Vice President of Prudential Bache Securities (now Prudential Securities), both in New York and two of Wall Street's leading investment banking firms. As a fully licensed investment banker with Prudential Bache and Thompson McKinnon, Mr. Bailey prepared a wide variety of multi-million dollar national municipal bond issues for the capital markets and was responsible for the underwriting of those and other issues. In conjunction with Mr. Bailey's investment banking responsibilities, he was the principal of O.B. Bailey Associates, a financial advisory service. He has been involved in international business and finance for more than 35 years, encompassing organizations and enterprises throughout the Orient, Europe, South America and the Middle East. He is a graduate of Hamilton College in New York and a member of several professional organizations including past National Director, International Director of the United States Junior Chamber of Commerce and Commission Chairman of Junior Chamber International
(JCI).
PAUL D. HANCOCK*, age 44 - Mr. Hancock is the President and Chief Executive Officer of the Company. He is the founder and developer of its film/television production concept and corporate mission objectives, and has served as President and Chief Executive Officer since its inception. Prior to and during his tenure with the corporation, he has functioned as a production and business advisor to various film financing and production companies and has supervised the development/packaging and production of a wide variety of moderately budgeted/cost-controlled feature film and television projects. Mr. Hancock was responsible for leading one of the first exploratory film finance teams to the Wall Street capital markets in the late 1970's in order to develop and encourage motion picture financing by the investment banking community. He was instrumental in the formulation of entertainment industry relationships specifically in moderate budget feature film production financing with companies such as E.F. Hutton & Co.; Kidder, Peabody and Prudential-Bache Securities. Mr. Hancock has also been a lecturer on various aspects of the entertainment industry, entrepreneurship and finance at University Graduate Schools of Business, seminars and conferences, is a frequent radio talk show guest discussing independent film financing, production and marketing, and is published in various print media encompassing film and television industry topics. He has developed and maintained a specialized expertise in and conducted diverse consulting for motion picture and television financial packaging, specifically for public securities offerings, private sector investments and commercial banking. He was previously employed in a variety of management capacities in the theater and hotel businesses for Farber Enterprises and Ramada Incorporated. Mr. Hancock attended the Cranbrook Academies, Eastern Michigan University, and the University of California at Los
Angeles.
He belongs to several professional organizations including the Academy of Television Arts and Sciences.

A. ROBERT SOBOLIK*, age 64 - Mr. Sobolik is the Executive Vice President and Treasurer of the Company. He has previously held senior corporate positions including Vice President of Operations for Stratavision Inc. in Southern California specializing in computer software development. Mr. Sobolik has been a financial consultant and advisor to various international and U.S. Fortune 500 corporations including HRT Industries; Senior Consultant/financial services, Saudi Airlines in Saudi Arabia and Senior Project Manager for Sierra Power Co. and the Texas Legislative Counsel. Prior to his consulting services, he was Project Manager and Director for computer systems in corporate development with the U.S. Borax Chemical Corporation and before that supervised computer operations, computer systems and corporate data processing. He has also been a Manager and Controller of computer operations for a major Los Angeles based corporation.
Mr. Sobolik has served in corporate management for more than twenty-five years in business, finance and industry throughout the western
U.S. and abroad.

LARRY EPSTEIN, age 51 - Mr. Epstein is the Secretary of the Company. He is a practicing attorney in Southern California He has been a sole practitioner since 1987 specializing in business, family and entertainment law. He was previously involved for three years as Executive Vice President and in-house legal counsel to Cherrystone Pictures, Inc., an independent feature film production company based in Los Angeles, and in that capacity oversaw all corporate and administrative fiduciary responsibilities of the company and orchestrated all documentation for domestic and international co-ventures and related agreements. Prior to his production company involvement, Mr. Epstein was a Senior Partner in the Los Angeles-based law firm of Abouaf, Epstein, Meyers & Gronemeier, specializing in business, tax, and entertainment law. He is a member of the State Bar of California, San Fernando Valley Bar Association, Los Angeles County Bar Association and The American Bar Association. Mr. Epstein has sat for 7 years as special referee and judge for the State Bar of California and is also currently Judge Pro Tem for the Superior Court, State of California, County of Los Angeles.

JOHN R. WOODWARD, age 49 - Mr. Woodward is the Vice President for Film Production of the Company. He is responsible for the technical production procedures of the film and television projects the Company produces or co-produces. His career has spanned more than 20 years of both independent and studio film and television production for numerous companies such as Twentieth Century Fox, Paramount Pictures, Sony Pictures, Jerry Bruckheimer Films and Castle Rock
Entertainment.
Including studio involvement, he was executive in charge of production for independent production company Melco General,
Incorporated in Los Angeles.   He has been a senior member of the
production team for a wide variety of film and television projects, including most recently "Liar Liar", "Gattaca", "Wild Thing", "Sweet Dreams", "Flashdance", "The Manitou", "Tales from the Crypt", "Young Guns II", "Universal Soldier", and the recent Academy Award nominated "Shawshank Redemption", among many others. Mr. Woodward has additionally been associated with and instrumental in productions at other major studios such as Warner Brothers, Columbia, Disney, the C.B.S. Studio Center, Samuel Goldwyn, and Bavaria-Atelier Studio in Germany. His television commercial background is varied having worked on commercials for the Sony Corporation, Lincoln- Mercury, and Pepsi. He has specialized training and expertise in pre-production through post production coordination and requirements, and film production budget control. He holds a Bachelor of Arts degree in Visual Arts, a Masters degree in Cinema Production, and is a member of the Director's Guild of America.

GEORGE T. LINDSEY, age 62 - Mr. Lindsey is the Vice President of Creative Development of the Company. He is responsible, with the production committee, for the selection and development of film projects for the Company. His film career spans over twenty-five years of literary and production film work. He has most recently completed writing feature film projects for New West Films Corp. He has been associated in the past with film production houses and television stations, including service as an executive producer and director on the staff of the National Broadcasting Company and its
affiliate W.R.C.-T.V. and W.I.T.F.   Formerly, as President of a
motion picture production company, he produced documentaries and docudramas throughout Europe, Africa, and South America. He has worked with such talent as Eli Wallach, Henry Fonda, Raymond Massey, Leonard Nimoy, Brock Peters and Lorne Green. Mr. Lindsey has done in-depth work in the field of pre-production of motion picture projects and has earned over eighteen national film awards for film and television productions, including regional emmy awards, local emmy awards, the N.E.T. award for excellence in film production along with gold, silver and bronze medals in film production from the New York International Film Festival. He is a member of the Writer's Guild of America, West, Inc. and the Director's Guild of America.

JAMES J. AITKEN, age 63 - Mr. Aitken is the Vice President of Finance and Administration of the Company. He is responsible for the overall business management and administrative systems of the Company. He is a Certified Public Accountant and was formerly a Partner and Regional Manager for Ernst & Whinney (now Ernst & Young), a national and international public accounting firm. His experience while engaged in public accounting encompassed a wide variety of clients including many companies in the entertainment industry including television, radio, cablevision and professional sports teams. Mr. Aitken has led many conferences and advanced workshops in professional management and accounting sponsored by Ernst & Whinney. He has also been an instructor and professor of business and finance and accounting courses at the University level. He is a member of the American Institute of Certified Public Accountants and several other professional societies and organizations related to business management and finance.

JOHN D. FOLEY, age 49 - Mr. Foley is currently President, Worldwide Distribution for October Films and was previously Executive Vice President of City Cinemas, a theatrical exhibition corporation in New York, and Executive Vice President of Miramax Films overseeing all theatrical acquisitions and distribution. Prior to Miramax, he was President of MGM/UA and was recruited by MGM in 1987 as Vice President/Sales where he managed domestic sales in the Southern and Western divisions of the United States. In 1989 he was named President, managing all North American activities for the company. Certain recent Miramax and MGM production successes he was instrumental in include "Pulp Fiction", "Benny and Joon" and "Untamed Heart". Other past productions he has been instrumental in include "Rainman", "A Fish Called Wanda", and "Moonstruck". Mr. Foley began his film career in 1975 on the East Coast with Columbia Pictures. He held various management positions with Columbia during his tenure with the company, encompassing regional sales throughout the midwest and southern United States. In 1986, DeLaurentis Entertainment Co. recruited him as Vice President of Distribution to establish the distribution operations for the company's opening in 1986.

JOHN LEVINGSTON, age 73 - Mr. Levingston has been involved in the distribution, marketing, television syndication and packaging of motion picture projects both nationally and internationally for more than twenty years, working with such companies as A.B.C., Gotham-Rhodes Inc., Thompson International and has served as President of Cinema Systems Inc. His film industry background also includes authorship of original stories, one of which was for the feature film NAPOLEON & SAMANTHA and an original musical composition/co- production for ERA Records. Prior to his work in the motion picture industry, he created and marketed internationally high technological industrial instruments while working as a Vice President with companies such as Setco, Dynalube Incorporated, British-American Tobacco Co. in London and Batco Corporation in East Africa. He is the founder of the consulting firm of Levingston-Lehman specializing in financing and marketing research.

ROBERT E. CAPPS, JR., age 49 -   Mr. Capps, most recently Executive
Vice President-Film for United Artists, has been involved in the marketing, distribution and exhibition of feature motion pictures for more than 25 years. Formerly, Senior Vice President and General Sales Manager for Tri Star Pictures, he has been instrumental in the development of new film marketing technology strategies for the motion picture industry, primarily the theatrical market. He has been directly involved in the building and expansion of distribution departments for companies such as Columbia Pictures, Paramount Pictures, and MGM. Mr. Capps was an instrumental force over the span of his career in the distribution and exhibition of a wide variety of both major and independent feature films including such classic film productions as the "Terminator" films, "Legend of Boggy Creek", and "Where the Red Fern Grows". He has also been a consultant to such major domestic and international exhibitor chains as Mann, Loew's and AMC.

BENJAMIN WHITFIELD, JR., ESQ., age 50 - Mr. Whitfield is presently a practicing civil attorney with an emphasis in the field of entertainment law. He has served as United States Assistant District Attorney and as an Assistant Attorney General. Mr. Whitfield is a member of the law firm of Wright, Reed & Whitfield, P.C., one of the entertainment law firms serving the corporation.

BRENDAN CAHILL, age 53 - Mr. Cahill was most recently Vice President for Music and Creative Affairs for Universal Studios. Prior to his employment with Universal, he was Vice President in charge of creative affairs and musical director at Columbia Pictures and is currently a development and production consultant in the film/television industry and production consultant to Michael Phillips and Michael Douglas (Michael Douglas Productions). He has in the past been a personal advisor for production and musical affairs to Steven Spielberg (Amblin Light Entertainment), having been involved with such film projects as BACK TO THE FUTURE, CLOSE ENCOUNTERS OF THE THIRD KIND and E.T., THE EXTRA TERRESTRIAL. In the 1960's, Mr. Cahill was credited with being intregal in the success of such musical groups as the Birds, Jefferson Starship, and the Monkees, and was executive producer on the successfully syndicated television show, THE PARTRIDGE FAMILY for ABC. Other feature film and television production credits for Mr. Cahill include CALIFORNIA SUITE, THE BREAKFAST CLUB, OUT OF AFRICA, MIAMI VICE, and the Emmy Award winning MURDER SHE WROTE.

ALEX TREBEK, age 59 - Mr. Trebek has been involved in the television industry for over twenty-five years as a producer, host and innovator of a wide variety of entertainment shows. He has produced and hosted the internationally successful gameshow JEOPARDY which has been the second highest rated television show in syndication. Mr. Trebek was also the host of the successful television game show CLASSIC CONCENTRATION. As a television media executive, he is currently developing other projects for television and film as well. Mr. Trebek, originally from Sudbury, Ontario, Canada, worked for the Canadian broadcasting company (C.B.C.) throughout the 1960's and early 70's before relocating to the United States in 1973.

LEROY J. STEELE, age 77 - Mr. Steele's background encompasses over 40 years as an executive with various corporations within the United States and in Canada, including Executive Vice President and Chief Operating Officer for Bullock's company in Los Angeles, Vice President and General Manager for the Boston stores on the Eastern seaboard, and Chairman of the Board/Chief Executive Officer for A.J. Freeman Ltd. in Ottawa, Canada. Mr. Steele has also been a business management consultant and advisor for many years.

JOSEPH DYSON*, age 67 - Mr. Dyson is currently the President and Chief Executive Officer of Health Care Capital Corp. of California. He was formerly Vice President and Manager of Merrill Lynch's Western Regional Health Care Finance Department and Vice President of First America, a financial consulting firm. In addition he was Managing Vice President of Telco Capital Corporation and employed by a national accounting firm. Prior to his private sector work, he was engaged at the Department of Health, Education and Welfare where he served as acting Regional Program Director of the Hill-Burton Program as well as special consultant to other regional loan offices. He is a Certified Public Accountant and has served as an official for the U.S. Securities and Exchange Commission.

PETER LALLOS, age 66 - Mr. Lallos was most recently Senior Vice President for the investment banking firm of Bear, Sterns & Co. in New York City. He has previously held senior corporate positions including Managing Director for Manufacturer's Hanover Trust Company, Senior Vice President - E.F. Hutton & Co. and Senior Vice President
- Donaldson, Luftkin & Jenrette. Mr. Lallos' Wall Street expertise encompasses more than 25 years of investment banking, commercial banking and specialized public and corporate financing around the world.

PHILIP LANGWALD, age 93 - Mr. Langwald is Chairman Emeritus of the Board of Directors of the Company and is currently a retired municipal administrative executive. He has been involved with land development and appraising for real estate and managing the construction and development of shopping and residential areas in the midwestern United States. He was formerly with the United States Department of Labor and Internal Revenue Audit Division.

FRED BARON, age 48 - Mr. Baron is currently Senior Production Executive for Twentieth Century Fox Film Corp. where he is responsible for all phases of production oversight for all feature film production at the studio. Prior to his studio involvement, he was production representative at HBO, overseeing a wide range of features and M-O-Ws. Mr. Baron has also acted as co-producer on television productions such as TALES FROM THE CRYPT and production coordinator and production supervisor on a wide variety of independent motion picture/television production.

CHARLES NEWIRTH, age 44 - Mr. Newirth is currently an established independent producer and executive producer in the motion picture industry and has been responsible for the production of such major motion pictures as the recently released "Patch Adams" with Robin Williams, "City of Angels" with Meg Ryan and Nicolas Cage, the Academy Award winning and highly successful "Forrest Gump" with Tom Hanks, as well as "Bugsy" with Warren Beatty, "Toys" with Robin Williams, and "The American President" with Michael Douglas. His career in feature film production has also included production manager for such films as "Pretty in Pink", "Robocop", and "The Abyss". In addition, he has worked in other diverse senior production positions as production supervisor, production coordinator, and location manager.

BRIAN J. PATNOE, age 41 - Mr. Patnoe's tenure with the corporation began in 1987 as Executive Assistant in the areas of finance and administration. In 1989, he was elevated to the post of Associate Vice President, Administration, working as key liaison between senior officers of the corporation and members of the Board of Directors. His responsibilities also included monitoring and maintaining WWMPC's corporate due diligence data information, finance material information, and monitoring basic stockholder relations. He has worked closely with senior management of the company in the negotiations of co-financing production scenarios with domestic and foreign companies, consortiums, and independent financiers. Mr. Patnoe has also been associated with Siemen's and Motorola ISG as national accounts manager and McDonnell Douglas Corporation as a configuration management analyst and product definition specialist; both senior technical and analytical corporate administrative positions assuring quality control and infrastructure communications.
He maintains a degree in Business Administration and Economics from California State University, Fullerton and a Masters in Business Administration from the University of Southern California.

MICHAEL MAGHINI, age 42 - Mr. Maghini was most recently Vice President with Eden Financial Group, a Wall Street investment banking firm providing wholesale financial products to associate brokerage firms around the country, as well as a Managing Partner and Vice President with Famco, Inc. a real estate holding company in New York City. Mr. Maghini's well established financial experience, including his executive association for investment with the Putnam's Golden Scale Council, and his membership in the Million Dollar Round Table Club, complement his past investment management and development training with Paine Webber. Prior to Paine Webber, he held an investment executive position with Thompson McKinnon Securities. Mr. Maghini has helped develop the investment banking division of a major New York financial firm and has also managed a variety of many diverse institutional and, private investment portfolios. He is a graduate of Southern Connecticut University where he received his Bachelor of Science Degree in Political Science and Economics.

DAVID A. TOMA, age 50 - Mr. Toma has most recently been associated with Cinema Research Corporation and Complete Post Inc. in Los Angeles responsible for managing all aspects of film and video post production and production processing. He has been instrumental in the development and growth of both companies to become two of the largest and highly sophisticated post production facilities in the motion picture industry. He has further been a consultant and advisor on post production techniques and procedures for several companies including Lorimar Entertainment. Mr. Toma was also engaged in several film production, marketing and editing capacities for the motion picture and television industry including Executive in Charge of Production for Laserus Entertainment Inc., a leading entertainment commercial company producing a wide variety of television programming; production/ marketing executive for Pacific Video Inc., a major post production facility; and post production supervisor for independent production company, Sun Classic Pictures Inc. Mr. Toma has specialized expertise in the implementation of favored nations agreements, extensive knowledge of electronic post production techniques, state of the art and conventional theatrical and video editing, as well as new mastering technologies for European and domestic delivery. His film and television credits include Robert Altman's POPEYE, THE LINCOLN CONSPIRACY, BEYOND AND BACK, the long-running television series SOAP and BENSON, and he was the recipient of an achievement Emmy Award from the Academy of Television Arts and Sciences for his contributions to the CBS Movie-of-the-Week BABIES HAVING BABIES.

* (Indicates members of the Executive Committee)

FAMILY RELATIONSHIPS

There are no family relationships among directors, executive officers or persons chosen by the Company to be nominated as a director or appointed as an executive officer of the Company or any of its affiliated subsidiaries.

Item 10.  Executive Compensation.

The summary compensation table below sets forth certain information for all compensation, including: annual, longterm and stock compensation paid for services rendered to the Company in all capacities for the fiscal years ended December 31, 1999, 1998, and 1997.

Summary Compensation Table
                    ANNUAL COMPENSATION
                                   Annual Compensation
Name and Principal Position
(a)                     Year(b)    Salary($)(c) Bonus ($)(d)Other Annual
                                   *, **, ***          Compensation ($)(e)
                        1999       0         0         0
Charles Bailey**        1998       0         0         0
Chairman of the Board   1997       0         0         0

                        1999       355,000   0         0
Paul D. Hancock*/** 1998           340,000   0         0
President, CEO ***      1997       325,000   0         0

                        1999       0         0         0
A. Robert Sobolik*/**   1998       0         0         0
Exec. V.P./Treasurer    1997       0         0         0

                        1999       0         0         0
Larry Epstein*/**       1998       0         0         0
Secretary               1997       0         0         0

                        1999       0         0         0
John R. Woodward*/**    1998       0         0         0
Vice President          1997       0         0         0

                        1999       0         0         0
George T. Lindsey*/**   1998       0         0         0
Vice President          1997       0         0         0

                        1999       0         0         0
James J. Aitken*/** 1998           0         0         0
Vice President          1997       0         0         0

                        1999       0         0         0
John Levingston*        1998       0         0         0
Vice President          1997       0         0         0

                        1999       0         0         0
John R. Foley**         1998       0         0         0
Director                1997       0         0         0

                        1999       0         0         0
Robert E. Capps Jr.**   1998       0         0         0
Director                1997       0         0         0

                        1999       0         0         0
Benjamin Whitfield Jr.** 1998      0         0         0
Director                1997       0         0         0

                        1999       0         0         0
Brendan Cahill**        1998       0         0         0
Director                1997       0         0         0

                        1999       0         0         0
Alex Trebek**           1998       0         0         0
Director                1997       0         0         0

                        1999       0         0         0
LeRoy J. Steele**       1998       0         0         0
Director                1997       0         0         0

                        1999       0         0         0
Joseph Dyson**          1998       0         0         0
Director                1997       0         0         0

                        1999       0         0         0
Peter Lallos**          1998       0         0         0
Director                1997       0         0         0

                        1999       0         0         0
Philip Langwald**       1998       0         0         0
Director                1997       0         0         0

                        1999       0         0         0
Fred Baron**            1998       0         0         0
Director                1997       0         0         0

                        1999       0         0         0
Charles Newirth**       1998       0         0         0
Director                1997       0         0         0

                        1999       0         0         0
Brian J. Patnoe*        1998       0         0         0
Assoc. V.P.             1997       0         0         0

                        1999       0         0         0
Michael Maghini*        1998       0         0         0
Assoc. V.P.             1997       0         0         0

                        1999       0         0         0
David A. Toma*          1998       0         0         0
Assoc. V.P.             1997       0         0         0

                        Awards               Payouts        All Other
                                             Securities     Compensation

                                             Underlying     (#)(i)
                                             Options/SARs(#)(g)
                    Restricted     Securities
                    Stock Award(s) Underlying
                    ($)(f)         Options/SARs(#)(g)

                        1999 - 0       0          0         0
                        1998 - 0       0          0         0
Charles Bailey**        1997 - 10,000  0          0         0
Director

                        1999 - 0       250,000    0         0
                        1998 - 0       250,000    0         0
Paul D. Hancock*/** 1997 - 0       250,000   0         0
President, CEO ***

                        1999 - 0       25,000     0         0
                        1998 - 0   25,000    0         0
A. Robert Sobolik*/**   1997 - 0       25,000     0         0
Exec. V.P./Treasurer

                        1999 - 0       500,000    0         0
                        1998 - 0       500,000    0         0
Larry Epstein*/**       1997 - 25,000  500,000    0         0
Secretary

                        1999 - 0       50,000     0         0
                        1998 - 0       50,000     0         0
John R. Woodward*/**    1997 - 0       50,000     0         0
Vice President
                        1999 - 0       25,000     0         0
                        1998 - 0   25,000    0         0
George T. Lindsey*/**   1997 - 0       25,000     0         0
Vice President



                        1999 - 0       25,000     0         0
                        1998 - 0       25,000     0         0
James J. Aitken*/** 1997 - 0       25,000    0         0
Vice President

                        1999- 0        0     0         0
John Levingston*        1998- 0        20,000     0         0
Vice President          1997- 0        20,000     0         0

                        1999 - 0       100,000    0         0
John R. Foley**         1998 - 0       100,000    0         0
Director                1997 - 0       100,000    0         0

                        1999 - 0       50,000     0         0
Robert E. Capps Jr.**   1998 - 0       50,000     0         0
Director                1997 - 0       50,000     0         0

                        1999 - 0   25,000    0         0
Benjamin Whitfield Jr.** 1998 - 0      25,000     0         0
Director                1997 - 0       25,000     0         0

                        1999 - 0       20,000     0         0
Brendan Cahill**        1998 - 0       20,000     0         0
Director                1997 - 0       20,000     0         0

                        1999 - 0       20,000     0         0
Alex Trebek**           1998 - 0       20,000     0         0
Director                1997 - 0       20,000     0         0

                        1999 - 0       0          0         0
LeRoy J. Steele**       1998 - 0       0          0         0
Director                1997 - 0       0          0         0

                        1999 - 0       25,000     0         0
Joseph Dyson**          1998 - 0       25,000     0         0
Director                1997 - 50,000  25,000     0         0

                        1999 - 0       0          0         0
Peter Lallos**          1998 - 0   0         0         0
Director                1997 - 0       0          0         0

                        1999 - 0       0          0         0
Philip Langwald**       1998 - 0       0          0         0
Director                1997 - 0       0          0         0

                        1999 - 0       0          0         0
Fred Baron**            1998 - 0       0          0         0
Director                1997 - 0       0          0         0

                        1999 - 0       0          0         0
Charles Newirth**       1998 - 0       0          0         0
Director                1997 - 0       0          0         0

                        1999 - 0       100,000    0         0
Brian J. Patnoe*        1998 - 0       100,000    0         0
Assoc. V.P.             1997 - 0       100,000    0         0

                        1999 - 0       10,000     0         0
Michael Maghini*        1998 - 0       10,000     0         0
Assoc. V.P.             1997 - 0       10,000     0         0

                        1999 - 0       0          0         0
David A. Toma*          1998 - 0       0          0         0
Assoc. V.P.             1997 - 0       0          0         0
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
TITLE          NAME OF                  BENEFICIAL     PERCENT
OF CLASS  BENEFICIAL OWNERSHIP          OWNERSHIP      OF  CLASS

OFFICERS AND DIRECTORS
Common    James J. Aitken               200,000            .43%
          Vice President, Fin. & Adm.   Sole Ownership
          Corporate Director            Sole Voting Power
          12199 55th Ave.
          Remus, MI 48340

Common    Charles C. Bailey             195,000            .40%
          Chairman of the Board         Sole Ownership
          42 King Street                Sole Voting Power
          New York, NY 10014

Common    Fred Baron                    100,000            .22%
          Corporate Director            Sole Ownership
          531 N. Lillian Way            Sole Voting Power
          Los Angeles, CA 90004

Common    Brendan Cahill                250,000            .54%
          Corporate Director            Sole Ownership
          1141 Marilyn Drive            Sole Voting Power
          Beverly Hills, CA 90210
Common    Robert E. Capps, Jr.          350,000            .76%
          Corporate Director            Sole Ownership
          c/o 2120 Main St., Suite 180  Sole Voting Power
          Huntington Beach, CA 92648

Common    Joseph Dyson                  215,000            .47%
          Corporate Director            Sole Ownership
          8720 Cliffridge               Sole Voting Power
          La Jolla, CA 92037

Common    Larry Epstein, Esq.           601,667            1.25%
          Secretary                     Sole Ownership
          Corporate Director            Sole Voting Power
          11733 Baird Ave.
          Northridge, CA 91326

Common    John D. Foley                 300,000            .65%
          Corporate Director            Sole Ownership
          c/o 2120 Main St., Suite 180  Sole Voting Power
          Huntington Beach, CA 92648

Common    Paul D. Hancock               8,770,444          19.03%
          President/C.E.O.              Sole Ownership
          Corporate Director            Sole Voting Power
          124 8th Street, #8
          Huntington Beach, CA 92648

Common    Peter Lallos                  125,000            .27%
          Corporate Director            Sole Ownership
          31 Woodfield Court            Sole Voting Power
          Laurel Hollow, NY 11791

Common    Philip Langwald               500,000            1.08%
          Chairman Emeritus/            Sole Ownership
          Corporate Director            Sole Voting Power
          16032 Lemond Hills Trail #173
          Del Ray Beach, FL 33446

Preferred Philip Langwald               2,500
          Chairman Emeritus/            Sole Ownership
          Corporate Director            Sole Voting Power
          16032 Lemond Hills Trail #173
          Del Ray Beach, FL 33446

Common    John Levingston               15,000             .03%
          Vice President, Marketing     Sole Ownership
          & Distribution                Sole Voting Power
          13642 Havenwood Drive
          Garden Grove, CA 92643

Common    George T. Lindsey             692,750            1.50%
          Vice President, Creative      Sole Ownership
          Development/Corporate DirectorSole Voting Power
          10412 Pacific St., #106
          Omaha, NE 68114

Common    Michael Maghini               283,750            .55%
          Associate Vice President, Finance Sole Ownership
          48 Stonewall Lane                 Sole Voting Power
          Madison, CT 06443-2248

Common    Charles Newirth               125,000            .27%
          Corporate Director            Sole Ownership
          c/o 2120 Main St., Suite 180  Sole Voting Power
          Huntington Beach, CA 92648

Common    Brian J. Patnoe               932,202            2.02%
          Associate Vice President,     Sole Ownership
          Administration                Sole Voting Power
          12553 Wedgewood Circle
          Tustin, CA 92780

Preferred Brian J. Patnoe               55,000             2.02%
          Associate Vice President,
          Administration
          12553 Wedgewood Circle
          Tustin, CA 92780

Common    A. Robert Sobolik             202,000            .44%
          Executive Vice President/     Sole Ownership
            Treasurer                   Sole Voting Power
          Corporate Director
          11453 Tortuga St.
          Cypress, CA 90630

Common    LeRoy J. Steele               50,000             .11%
          Corporate Director            Sole Ownership
          1977 Gramercy Place           Sole Voting Power
          Los Angeles, CA 90068

Common    David A. Toma                 125,000            .27%
          Associate Vice President,     Sole Ownership
          Production                    Sole Voting Power
          21000 Burton Street
          Canoga, CA 91304

Common    Alex Trebek                   350,000            .76%
          Corporate Director            Sole Ownership
          c/o 2120 Main St., Suite 180  Sole Voting Power
          Huntington Beach, CA 92648

Common    Benjamin Whitfield, Jr., Esq. 78,000             .17%
          Corporate Director            Sole Ownership
          9000 E. Jefferson, Apt. 14-3  Sole Voting Power
          Detroit, MI 48214

Common    John R. Woodward              175,071            .38%
          Vice President,               Sole Ownership
            Film Production             Sole Voting Power
          Corporate Director
          850 Alabama Dr., Rte. 2
          Lone Pine, CA 93545

          OFFICERS & DIRECTORS AS A GROUP   15,110,884     32.71%
OWNERS OF 5% OR MORE OF THE COMPANY'S COMMON EQUITY
Common    Paul D. Hancock               8,770,444     19.03%
          President/C.E.O.              Sole Ownership
          Corporate Director            Sole Voting Power
          124 8th St., #8
          Huntington Beach, CA 92648

Common    Richard D. McLellan, Esq.     2,559,164     7.72%
          c/o 2120 Main St., Suite 180  Sole Ownership
          Huntington Beach, CA 92648    Sole Voting Power

Common    Gordon Estate                 2,658,097     5.77%
          c/o 2120 Main St., Suite 180  Sole Ownership
          Huntington Beach, CA 92648    Sole Voting Power

The foregoing totals are based upon Forty Eight Million Three Hundred Eighty One Thousand and Five Hundred and Ninety Two (48,381,592) common shares of the Company issued and outstanding stock as of December 31, 1999.

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


                         WORLD WIDE MOTION PICTURES CORPORATION

March 6, 2000            /s/       A. Robert Sobolik

                         A. Robert Sobolik
                         Executive Vice President/Treasurer