Form 10QSB
period 2000-03-31
WORLD WIDE MOTION PICTURES CORP
filed 2000-05-11
CIK 1005502

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington D.C. 20549

                            FORM 10-QSB

   (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                          MARCH 31, 2000

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

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practical date:
49,013,592 shares of Common Stock (par value $.001 per share) outstanding on March 31, 2000.

Part I.  Financial Information

Item 1.   Financial Statements

Consolidated Balance Sheets
      WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
            As of March 31, 2000 and December 31, 1999

                                         March 31,      Dec 31,
                                              2000         1999
                                       (Unaudited)    (Audited)
                                         ---------     --------
Assets

Cash                              78,535       46,639
Accounts receivable                    140,122140,122
 Note receivable                       150,000150,000
Work in process                            - 0 -- 0 -
Completed motion pictures/
television productions             9,458,2899,458,289
Film properties (screenplays/teleplays)1,735,4671,735,467
Equipment                                49,93749,937
Other assets                               - 0 -- 0 -
Less accumulated depreciation  (1,504,130)(1,502,742)

          Total Assets         $10,108,220$10,077,712

Liabilities

Accounts payable                 16,040        15,851
Common Stock payable                              0 0
Preferred Stock payable                          5050
Notes payable                            16,30016,300
Deferred credit to production costs    150,000150,000

          Total Liabilities            182,390182,201

Stockholders' Equity

Common Stock $.001 Par Value,
100,000,000 shares authorized,
49,013,592 and 48,381,592 shares issued  49,01448,381
Preferred Stock $.01 Par Value, 1,100,000
  shares authorized, 131,217 shares issued 1,3121,312
Additional paid-in capital   19,559,487    19,519,020
Retained earnings deficit      (9,683,983)(9,673,202)

          Total Stockholders' Equity9,925,8309,895,511
Total Liabilities
and Stockholders Equity         10,108,220$10,077,712

<F1>
The accompanying Notes to December 31, 1999 Consolidated
Financial Statements are an integral part of these Financial
Statements.

Consolidated Statements of Income
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2000 and 1999
(Unaudited)

                                        Three months ended
                                             March 31,
                                        -------------------
                                        2000           1999
                                        ----           ----
Revenues                                       0         28,370


Operating expenses:
     Depreciation                          1,388         58,001
     Administrative                        9,393         46,200

          Total operating expense        $10,781        104,201

     Net income (loss)                 $(10,781)        (75,831)

 Earnings available to common stockholders  None           None

Earnings per common share,
assuming full dilution                     None            None

<F1>
The accompanying 1999 Notes to December 31, 1999 Consolidated
Financial Statements are an integral part of these Financial
Statements.





Consolidated Statement of Cash Flows
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three-Months Ended March 31, 2000 and 1999
(Unaudited)

                                   Three months ended
                                     March 31,
                                   -------------------
                                           2000    1999
                                           ----    ----
Cash flows from operating activities:

Net Income (loss)                     $(10,781)  $(75,831)

Adjustments to reconcile
net income (loss) to
net cash provided
by or used in operating activities:         378          0

Depreciation                              1,388     58,001

Changes in assets and liabilities:

(Increase) Decrease in
     accounts receivable                      0   (28,370)
  Increase (Decrease)
     in accounts payable                 (189)      15,000

Net cash provided by (used in) operating
activities:                             (9,204)   (31,200)

Financing activities:



Net increase/decrease in cash            31,896   (4,460)

Cash balances - beginning of year        46,639    28,726

Cash balances - end of three month
     period ended March 31,
     2000 and 1999                    $  78,535 $  24,266

Supplemental cash flow information
  Schedule of noncash transactions
    Restricted stock issued for services      0 253,600
    Restricted stock issued for product       0       0

<F1>
The accompanying Notes to December 31, 1999 Consolidated
Financial Statements are an integral part of these financial statements.
<F2>
During the first quarter ending March 31, 2000, no common shares and no preferred shares were issued for product and services provided by or provided to the Company.

Consolidated Statement of Stockholders' Equity
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Month Period Ended March 31, 2000
(Unaudited)

              Number of
              Outstanding         Additional Retained
              Shares      Par           Paid-In  Earnings
          Common   Preferred Amount     Capital  (Deficit) Total
          -------- -----  ---     ----------- ---------    -----


Balances
Dec. 31,
1999   48,381,592  131,217 $49,693 $19,519,020 $(9,673,202)$9,895,511

Stock
Issued
Cash      632,000                       40,467                 40,467

Services        0
Film            0

Net loss,
3 mos. Ended
March 31, 2000                                     (10,781)  (10,781)

Balances,
March 31,
2000   49,013,592  131,217 $50,326 $19,559,487 $(9,683,983)$9,925,830

<F1>
The accompanying Notes to December 31, 1999 Consolidated Financial Statements are an integral part of these financial statements.
<F2>


WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(To be read in conjunction with Consolidated Financial Statements for the year 1999)

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

The film and television product inventory of the Company is regularly reviewed and evaluated on a film-by-film basis by the Company's management and periodicaly appraised by outside independent appraisal. Forecasting any film or television project's future revenues is a difficult and uncertain art, even for major film distributors and television syndicators. The accounting principles and industry practices in these areas leave unusual discretion with the film and/or television company executives and often result in "unusual" changes in individual periods. There is no generally accepted definitive industry consensus for valuing motion picture and television inventory, the value may be buried among films currently in release, television productions currently in broadcast, film and television productions under development or in production, distribution/syndication contracts, participation agreements, performer and production related contracts, and the ubiquitous 'other'. FASB Statement of Financial Accounting Standards No. 53, paragraph entitled "Inventory Valuation" states "16. Unamortized production and exploitation costs shall be compared with 'net realizable value' for each reporting period on a film-by-film basis;" and in the paragraph entitled "Net Realizable Value" it states, "Net Realizable Value" is the estimated selling price (rental value) in the ordinary course of business less estimated cost to complete and exploit in a manner consistent with realization of that income". The accounting profession is currently reviewing the problem of how to fairly report film inventory on financial statements. Since the FASB guidelines do not apply directly to the Company's particular situation, in an effort to conform as closely as possible to the guidelines and in accordance with management's recent receipt of commentary from the Securities and Exchange Commission, the Company has revalued its inventory of film and television product, resulting in a reduction of net realizable value of four million and ninety one thousand nine hundred and fifty dollars ($4,091,950) in the stated value of such inventory on the December 31, 1997 balance sheet. In 1998, management for a second time revalued its inventory based on management's recent receipt of commentary from the Securities and Exchange Commission, with an additional appraisal of potential resale value, encompassing worthiness of the inventory items as works of art, and potential licensing capabilities, resulting in an additional reduction of $3,868,380 in the stated value of the net realizable value of such inventory at December 31, 1998. The results of the reevaluations effectuated in 1997 and 1998 resulted in a substantial reduction in book value of approximately 51% for those items over these two years. The 1997 revaluation and resulting reduction in value combined with the 1998 revaluation and its resulting reduction and value lowered the balance sheet presentation of the asset identified as `completed motion pictures and television products'. The Company values each film in its inventory annually and if there is a decrease in value, the appropriate adjustments are made to the financial statements. If there is an increase in value, no adjustments are made in general accounting principles. Although the Company has on its Board of Directors and professional staff personnel qualified to estimate the value of its film and television inventory, for internal verification purposes, it retained the services of an independent appraiser who reviewed the Company's film and television completed product library, ensuring a greater measure of objectivity as regards the carrying amount of such inventory on the Company's December 31, 1999 balance sheet.

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

Since November 1983, the Company's shares of Common Stock have traded on the OTC (Over-the-Counter) market and is currently a Fully Reporting publicly-held corporation. The Company's NQB (National Quotations Bureau) call symbol is WWMP and its Standard & Poors Cusip no. is 981536 10 5. The Company has advised its stockholders and the public that it expects to apply for NASDAQ quotation and/or quotations on other primary and/or secondary exchanges as soon as practical and accordingly, files annual and interim reports required pursuant to Section 12(g) of the Exchange Act.

The following illustrates the Company's common and preferred stock authorized, issued, and outstanding at December 31, 1999.

Common Stock:
Par Value                 $ 001
Shares Authorized               100,000,000
Shares Issued and Outstanding    48,381,592

Preferred Stock:
    Series A:
Par Value (Stated Value .01)        $ 10.00
Shares Authorized                   100,000
Shares Issued And Outstanding        20,000

                   Series B-K:
Par Value                 $ .01
Shares Authorized                 1,000,000
Shares Issued And Outstanding       111,217

NOTE 7    SUMMARY OF SUBSIDIARIES

The Company operates and/or maintains nine wholly-owned subsidiaries. Certain of these subsidiary corporations are used to produce and/or market individual motion pictures or television productions. Currently, three of the motion picture production subsidiary corporations are active, as follows: World Wide Productions, Inc., exists for the purpose of producing the specialty television production tentatively entitled "Classic Car" (in production) and the feature length motion picture tentatively entitled "Along for the Ride" (in development); World Wide Entertainment, Inc., exists for the purpose of producing the feature length motion picture tentatively entitled "Mr. Corklesby" (in development); and World Wide Films Inc., which has recently completed the production of the feature length motion picture entitled "Shattered Illusions" (in distribution). The Company operates one diversified subsidiary which is related to the Company's core industry, World Wide Film and Television Institute, Inc. The Institute's business is the development, production, marketing, and implementation of educational symposiums, workshops, lectures and forums in areas covering the entertainment industry, specifically film and television financing, packaging, production, marketing/distribution, and the networking process that accompanies the entertainment business. Revenue is created primarily from the sale of tickets to these events. Primary symposiums are designed to be held annually and to accommodate 250
- 1000 people per event. Workshops are designed to be held in between the primary symposiums and to accommodate a maximum of 15 individuals. The symposium and workshop events are further designed to be duplicated in major cities around the country when and if appropriate.

NOTE 8    SUMMARY OF STOCK OPTIONS, EMPLOYMENT CONTRACTS,
              ASSOCIATES, POTENTIAL DILUTION,  CONTINGENT
              LIABILITY AND ACCRUED PROFESSIONAL FEES

The Company has provisions for the issuance of options to purchase shares of its Common Lettered Stock and certain of its Preferred Stock now issued has conversion provisions wherein the holder may convert his/her Preferred shares to Common Lettered Stock under certain conditions. There are one hundred and thirty one thousand two hundred seventeen (131,217) shares of Preferred Stock outstanding that is potentially convertible to shares of Common, dependent upon the market price of the Common Stock as determined
by one or more exchanges.   (See table below for potential
conversion of Preferred Stock to Common Stock.) The Company, from time to time, has entered into agreements to issue its Common Lettered Stock for certain goods and services and arrangements beneficial to the ongoing activities of the Company. Further, various employee contracts, non-exclusive associates agreements, and service or purchase contracts contain provisions for stock issuance. The Company expects to continue to enter into such agreements subject to all applicable securities law. The potential contingent dilution from the issuance of the above Common Stock for these purposes is nine million four hundred and ninety eight thousand three hundred forty (9,498,340) shares. At December 31, 1999, the Company had an unpaid contingent salary liability to its President and Chief Executive Officer, Paul D. Hancock. Mr. Hancock has waived the accumulated back salary of three million eighty thousand dollars ($3,080,000). However, the corporation expects to approve either the issuance of Preferred and/or Common Stock or stock options as compensation therefor. Payment of accrued and previously expensed professional fees of two hundred and sixty nine thousand one hundred ninety one dollars ($269,191) (including legal, accounting and financial advisory services) have been waived by the providers of those services, who are also stockholders, and accounted for as contributed capital.

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

Preferred to Common

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

RESULTS OF OPERATIONS

The Company's revenue for the three months ending March 31, 2000 was $0 as compared to $28,370 for the comparable period of 1999. The three month period ending March 31, 2000 net loss prior to depreciation expense was $(9,393), and net loss before depreciation for the comparable period ending 1999 of $(17,830), and after allowance for depreciation the loss for March 2000 was $(10,781) and $(75,831) for 1999. For the three months ending March 31, 2000, expenses for the Company's development, production and distribution operations and its miscellaneous operations totaled $3,556 compared to $46,200 for the comparable period of 1999. The decrease in operating expenses of March 31, 2000 was primarily attributable to the marketing and distribution of the feature length film entitled "Shattered Illusions", and the reproduction of film and the marketing of the film project "Ninth Street" and to the Company's change in the method of amortizing the cost of its inventory. The decrease in revenue attributable to the first quarter 2000 is due to reduced revenue pursuant to the exploitation of the film project "Ninth Street". There were no resultant per share earnings to common stockholders in March 31, 2000 and March 31, 1999. The Company derives its revenues from the licensing of its newly created film and television productions, the licensing of its inventory of previously produced films or television productions and fees received for professional services provided to the industry. The Company also receives revenue for the marketing and distribution of product produced or owned by 3rd party producers and production companies. The generation of revenue in the motion picture and television industry is highly competitive which may have a material impact on the Company's financial statements.

The following table presents operations data and selected statistical information for the periods indicated.

                              Three Months Ended March 31,
                                   2000      1999
                                   ----      ----
Revenues                           $0        $28,370
Costs and Expenses
     Operating &
     Administration expenses       9,393     46,200
     Depreciation and
        amortization               1,388*    58,001

Income (Loss)                      $(10,781) $(75,831)

*Reflects change in method of amortizing completed film inventory

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

The Company's motion picture and television participation strategy has been to expend its resources and to set in place relationships and contracts in preparation for the continued development, acquisitions, production and/or marketing/distribution of quality moderate budget feature length motion pictures, documentaries, docudramas and television productions. The strategy additionally includes the acquisition of screenplays and teleplays suitable for development/packaging and completed motion pictures and television projects for licensing and marketing/distribution opportunities for all applicable sales territories throughout the world. At such time that the above-referred to additional working capital is secured, it is the Company's opinion that substantial revenue will be generated by the existing film and television library and future distribution of potential new product, ultimately realizing its projected return on investment. Arrangements for participation by the Company in various feature film and television productions for the last 24-month period include gross and net revenue participations in the following feature film and television production ranging between 2-60% of worldwide revenue potential including all markets and all media that the particular production is distributed in.(1) In 1997, post production and distribution of the documentary entitled THE OUTLAW TRAIL, 100 YEARS REVISITED, in association with Western Sunset Films, an 8-year old Los Angeles based documentary production company. (2) In 1998, development and production of the television production entitled CLASSIC CAR, in association with SLIM, Inc., a 4-year old Los Angeles based television production company. Other arrangements include marketing and distribution of a feature length film acquired by the Company entitled CITIZEN SOLDIER originally produced by M&D Productions, a 7-year old Los Angeles based film production company, purchased by the Company in 1995 and providing a 60% gross revenue participation to the Company in perpetuity. Also, in 1995, the Company purchased thirty-seven feature film submaster (videotape) prints from Stanley Pappas providing 20% of any gross revenue of the product in perpetuity, and the television production series entitled TIPS FOR BETTER HEALTH and MARKET PLACES OF THE WORLD, both owned and produced by Pacific Pictures Inc., a 9-year old Los Angeles based film and television production company, and providing 5% gross revenue co-production participation to the Company in perpetuity. Additionally in 1995, the Company licensed to Media One Broadcasting, a 12-year old television syndication company, for $71,000 and 40% of net revenue the right to telecast four feature motion pictures and seventeen television productions which the Company owns as part of its completed product library. In 1996 the Company licensed to Wittman Productions Inc., a 4-year old Los Angeles based film production company, twenty feature films and television productions for $75,000 and 40% of net revenue for the right to telecast and exploit those productions which the Company owns as part of its library. In 1995 and 1996, certain other film and television participations of the Company included development and packaging arrangements, the Company's review and in certain cases, advice and counsel on screenplays and screenplay development scenarios for the subsequent possible packaging and production and distribution of a particular project. The most significant of these productions, their production companies, and percentage of future gross revenue allocated to the Company, were the feature length film entitled CHOICE offered by production company Best Pictures Inc., a 4-year old Los Angeles based production company, (50%); and the feature length film entitled ALONG FOR THE RIDE offered by production company Wittman Productions Inc., a 4-year old Los Angeles based production company, (50%). In 1999 and 2000, the Company expects to produce and/or distribute two full length feature films or specialty television projects for theatrical and ancillary worldwide exploitation. The productions will be entirely or in large part under the responsibility, control and ownership of the Company. All financing for the completion of the recently completed feature length production entitled SHATTERED ILLUSIONS featuring Morgan Fairchild, Bruce Weitz, Richard Lynch and Dan Monahan was secured and the production was completed and is now in distribution. The feature length production, ALONG FOR THE RIDE and/or MR. CORKLESBY, has approximately 50% of the financing secured and negotiations for the remainder in process. In the month of August, the Company entered into an agreement with Jaguar Entertainment, of Los Angeles, California, for the purpose of marketing and distributing the feature length motion picture entitled NINTH STREET featuring Martin Sheen and Isaac Hayes to all domestic non-theatrical ancillary markets including home video, pay television, network television, satellite and DVD. In the month of March, the Company entered into a Co-Distribution Agreement with RGH/Lions Share Pictures of California for the purpose of co-distributing the feature length motion picture entitled JIGSAW.

The following is a table showing the comparison of balance sheet data between 1999 and 2000.
                    Three Months Ended March 31,

CATEGORY            1999           2000           % CHANGE
                    -----          -----          --------
Net Profit (Loss)   (75,831)       *(10,781)      *-86%
Assets              9,771,094      10,108,220     +3.5%
Stockholders' Equity 9,586,407     9,925,830      +3.5%
Liability           184,687        182,390        -1.0%
Net Revenues        28,370         0              -100%
Inventory           10,796,804     11,193,756     +3.6%

*Reflects change in method of amortizing completed film inventory.

The Company experienced no material changes during the first quarter of 2000 regarding its operations or its financial position relative to first quarter 1999. There are no seasonal or other factors regarding the Company's intra-year operations that require explanation of a percentile swing in inter-quarter reports. GENERAL

In fiscal 1999 and the first quarter of 2000 the Company continued its involvement in a variety of film and television projects relative to development, acquisitions, packaging, production and marketing/distribution activities. The Company also continued to pursue potential diversified business opportunities that have cash flow possibilities. Management believes that a film or television production's economic success is dependent upon several overlapping factors including general public appetite of a potential genre or performer at the time of release, domestic and international marketing philosophy, applicable usage of existing and new and emerging technology, advertising strategy with resultant penetration and the overall quality of the finished production. The Company's film and television productions may compete for sales with numerous independent and foreign productions as well as projects produced and distributed by a number of major domestic and foreign companies, many of which are units of conglomerate corporations with assets and resources substantially greater than the Company's. Management of the Company believes that in recent years there has been an increase in competition in virtually all facets of the Company's business. Specifically, the motion picture industry competes with television and other forms of leisure-time entertainment. Since the Company may for certain undetermined markets and products distribute its product to all markets and media worldwide, it is not possible to determine how its business as a whole will be affected by these developments and accordingly, the resultant impact on the financial statements. The Company has currently obtained the investment capital to produce and/or distribute a minimum of two full length feature films or specialty television productions within the next two years. In addition to the development, financing, production, and distribution of motion picture and television product, the Company expects to continue to exploit a portion or portions of the Company's completed film and television library to a wide variety of distribution outlets including network television, cable television, satellite broadcast, pay-per-view, and home video sales. Specifically, live action motion pictures are generally licensed for broadcast on commercial television following limited or wide release distribution to theatrical outlets (theaters), home video and pay television. Licensing to commercial television is generally accomplished pursuant to agreements which allow a fixed number of telecasts over a prescribed period of time for a specified license fee. Television license fees vary widely, from several thousand to millions of dollars depending on the film or television production, the number of times it may be broadcast, whether it is licensed to a network or a local station and, with respect to local stations, whether the agreement provides for prime-time or off-time telecasting. Licensing to domestic and foreign television stations (syndication) is an important potential source of revenue for the Company, although in recent years the prices obtainable for individual film and television product in domestic syndication have declined as pay television licensing has grown. The growth of pay television and home video technologies, i.e. DVD (Digital Video
Disk) and HDTV (High Definition television), has had an adverse effect on the fees obtainable from the licensing of film and television product to networks and local television stations. Thereby potentially effecting the Company's ability to generate substantive revenue from this particular venue; however increasing revenue potential in other areas. Conversely, the Company may derive revenue from the marketing and sale, either directly or through licensees, of motion pictures and other filmed or videotaped product on videocassette or Digital Video Disk for playback on a television set or monitor through the use of videocassette recorders ("VCRs"), digital video disk recorders and continued advancements of pay television (cable), satellite broadcast technologies, and Internet applications domestically and internationally. The Company currently holds the distribution rights to 277 motion picture and television titles.The revenue competition relative to existing or pending exploitation agreements of the Company's film and television product library and current and future production and distribution of projects is volatile due to the many technological and innovative changes in the industry and also changes regularly occurring in the international economy.

LIQUIDITY AND CAPITAL RESOURCES

Although the Company experienced positive cash flow prior to provisions for depreciation expense, the Company experienced net losses and negative cash flow from operations for yearend 1999, and
also, as of the comparable period in 1998.   At March 31, 2000, the
Company had $78,535 in cash and no cash equivalents and in the same period, 1999, the Company had $24,266 in cash and no cash equivalents. The Company anticipates that its existing capital resources may be adequate to satisfy its capital requirements for the forseeable future. However, to accomplish the Company's planned activities, it will need to raise additional funds through public or private financings in the form of debt or equity. The Company has available substantial loss carry forwards for federal income tax purposes. The exact amount of the loss carryforwards is uncertain until the Company reaches an understanding with the Internal Revenue Service in that regard.In order to finance its operations, working capital needs and capital expenditures, the Company utilized revenue from licensing fees, loans, proceeds from the private sale of equity securities, deferred compensation, profit participation, and equity in exchange for services and product.

In accordance with the Securities and Exchange Commission "Regulation D", and subject to Rule 144 restrictions, the Company issued 632,000 shares of its common stock and no shares of its preferred stock in first quarter period ending March 31, 2000 for cash and no shares of its common stock and no shares of its preferred stock for product and services. For the comparable period in 1999, the Company issued no shares of its common stock and no shares of its preferred stock for cash and 253,600 shares of its common stock and no shares of its preferred stock for product and services acquired by or provided to the Company. No proceeds from the sale of the corporation's common stock or preferred stock has ever been used to pay compensation to employees or executives of the Company. The Company was issued a standby irrevocable Letter of Credit from the Huntington Bank, Cleveland, Ohio (now Society
Bank), in the amount of fifty thousand ($50,000). The terms of the Huntington Bank Letter of Credit required that, if utilized, the Company would pledge as collateral a portion of its film and television product library. If the Letter of Credit were exercised, the resultant loan would be secured by a commensurate portion of the Company's film and television product library. The Huntington Bank terms also provided that the Company would continue to be able to sell or lease any portion of the product library as long as it retained sufficient material to secure any loans made as a result of the Letter of Credit. The Company currently utilizes a fifty thousand ($50,000) dollar primary line of credit with the Wells Fargo Bank of California, to accommodate its daily cash flow needs and occasionally uses its credit lines at other financial institutions and with its vendors and suppliers. The Company holds a Promissory Note for one hundred fifty thousand ($150,000) dollars from Mr. Gary T. Wittman payable to the Company in annual installments of twenty five thousand ($25,000) dollars each beginning April 30, 2000. The Note is secured by a pledge of high grade stocks comprising a portion of the Dow Jones Industrial average or higher quality securities and are valued at two hundred and fifty thousand ($250,000) dollars or greater.

The Company's principal liquidity in the period ending March 31, 2000, included cash of $78,535 and net accounts receivable of $140,122 and in period ending March 31, 1999, included cash of $24,266 and net accounts receivable of $56,752. The Company's liquidity position has remained sufficient enough to support on-going general administrative expense, pilot programs, strategic position, and the garnering of contracts, relationships and film and television product for addition to the Company's library, and the financing, packaging, development and production of two feature films and specialty television projects. Although the Company during 1998 and 1999 experienced revenue, unless the Company has an influx of additional capital, the Company will not be able to accomplish its planned objectives and revenue projections. Accordingly, the Company intends to resolve and provide for its liquidity needs as well as provide for the needed capital resources to expand its operations through a future proposed public offering of its common shares to the public. It is anticipated that such an offering will commence within the next 24 months for an amount to be determined by the Company and underwriter(s) if any. To meet the Company's interim liquidity and capital resources needs while the Company's contemplated public offering is being prepared and examined, the Company is presently investigating the possibilities of future loans and is considering future sales of unregistered common equity to accredited investors under one or more exemptions that provide for the same. In the event a loan is obtained, one of the terms may provide that the same be repaid from the proceeds derived from the Company's contemplated public offering. A primary use of public offering proceeds would be the further exploitation of the Company's current completed product film and television library, participations in completed films, and the continued development, production and marketing/distribution of new film and television production opportunities.

The following table presents equity and cash flow data for the periods indicated.
                    Three Months Ended March 31,
                              2000                1999
                              -----                    ----
Stockholders' Equity          $9,925,830          $9,586,407

Common Stock Outstanding      49,013,900          47,882,890
Deficit (after
    depreciation)             (10,781)            (75,831)
Accumulated Deficit           (9,683,983)         (5,324,326)
Cash                          78,535              24,266

* Reflects reduction in net realizable value referred to below.

In 1997 and 1998, management revalued its inventory based on management's receipt of commentary from the Securities and Exchange Commission, with an additional appraisal of potential resale value, worthiness as works of art, and potential licensing capabilities, resulting in a reduction in management's estimate of a net realizable value in 1997 of $4,091,950 and in 1998 of $3,868,380.
The results of the reevaluations effectuated in 1997 and 1998 resulted in a substantial reduction in book value of approximately 51% for those items.

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

                         WORLD WIDE MOTION PICTURES CORPORATION

May 9, 2000              /s/  A. Robert Sobolik

                              A. Robert Sobolik
                              Executive Vice President/Treasurer