Form 10QSB
period 2000-06-30
WORLD WIDE MOTION PICTURES CORP
filed 2000-08-25
CIK 1005502

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
JUNE 30, 2000

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

          Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


          Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practical date:
49,466,067 shares of Common Stock (par value $.001 per share) outstanding on June 30, 2000.

Part I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of June 30, 2000 and December 31, 1999

                                    June 30,          Dec 31,
                                     2000              1999
                                 (Unaudited)        (Audited)
                                  ---------          --------
Assets
Cash                                  67,557            46,639
Accounts receivable                  230,122           140,122
 Note receivable                     150,000           150,000
Work in process                        - 0 -             - 0 -
Completed motion pictures/
television productions             10,453,549        9,458,289
Film properties
(screenplays/teleplays)             1,735,467        1,735,467
Equipment                              49,937           49,937
Other assets                            - 0 -            - 0 -
Less accumulated depreciation      (1,505,518)      (1,502,742)

          Total Assets            $11,181,114      $10,077,712


Liabilities

Accounts payable                       16,080           15,851
Common Stock payable                      206                0
Preferred Stock payable                   530               50
Notes payable                          16,300           16,300
Deferred credit to production costs   150,000          150,000

          Total Liabilities           183,116          182,201


Stockholders' Equity

Common Stock $.001 Par Value,
100,000,000 shares authorized,
49,466,067 and 48,381,592 shares
issued                                  49,466          48,381
Preferred Stock $.01 Par Value,
1,100,000 shares authorized,
156,217 shares issued                    1,562           1,312

Additional paid-in capital          20,599,651      19,519,020
Retained earnings deficit           (9,612,681)     (9,673,202)

     Total Stockholders' Equity     10,997,998       9,895,511

Total Liabilities
and Stockholders' Equity           11,181,114      $10,077,712

<F1>
The accompanying Notes to December 31, 1999 Consolidated
Financial Statements are an integral part of these Financial
Statements.

Consolidated Statements of Income
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Six Months Ended June 30, 2000 and 1999
(Unaudited)


                                        Six months ended
                                             June 30,
                                      -------------------

                                     2000               1999
                                   (unaudited)      (unaudited)
                                     ----               ----
Revenues                           90,297              28,370


Operating expenses:
     Depreciation                   1,388              58,001
     Administrative                17,607              46,200

Total operating expense           $18,995             104,201

          Net income (loss)      $ 71,302             (75,831)


 Earnings available to common
stockholders                          None             None

Earnings per common share,
assuming full dilution               None             None

<F1>
The accompanying 1999 Notes to December 31, 1999 Consolidated
Financial Statements are an integral part of these Financial
Statements.


Consolidated Statement of Cash Flows
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six-Months Ended June 30, 2000 and 1999
(Unaudited)


                                             Six months ended
                                                  June 30,
                                            -------------------
                                           (unaudited)  (unaudited)
                                            2000           1999
                                            ----           ----

Cash flows from operating activities:

Net Income (loss)                          $ 71,302    $(140,684)

Depreciation                                  1,388      116,002

Changes in assets and liabilities:

(Increase) Decrease in accounts receivable  (90,000)    (28,370)
Increase (Decrease) in accounts payable          40      15,215
Increase in Common Stock Payable                206       - 0 -
Increase in Preferred Stock Payable             480       - 0 -
Increase in Completed Films              (1,035,260)      - 0 -

Net cash provided by (used in) operating
activities:                              (1,051,844)    (31,200)

Financing activities:

  Increase in additional paid-in capital  1,040,164       - 0 -
  Proceeds from issuance of stock
     Common                                     452      33,290
     Preferred                                  250       - 0 -

Net increase/decrease in cash               (10,978)     (4,547)

Cash balances - beginning of period          78,535      28,726

Cash balances - period ended
      June 30, 2000 and 1999              $  67,557   $  24,179

Supplemental cash flow information
  Schedule of noncash transactions
    Restricted stock issued for services          0     450,500
    Restricted stock issued for product           0           0

<F1>
The accompanying Notes to December 31, 1999 Consolidated
Financial Statements are an integral part of these financial statements.
<F2>
During the second quarter ending June 30, 2000, 450,500 common shares and 25,000 preferred shares were issued for product and services provided by or provided to the Company.
</FN


Consolidated Statement of Stockholders' Equity
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Month Period Ended June 30, 2000
(Unaudited)

               Number of
              Outstanding                  Additional         Retained
                Shares           Par         Paid-In          Earnings
             Common  Preferred   Amount      Capital         (Deficit)       Total
           --------    -----      ---      -----------       ---------       -----
Balances
Dec. 31,
1999      48,381,592   131,217   $49,693    19,519,020    $(9,673,242)    $9,895,471

Balances
March 31,
2000      49,013,592   131,217   $50,326    19,559,487    $(9,683,983)    $9,925,830

Stock Issued
 3 mos. Ended
 June 30, 2000
   Cash        6,667
   Services  445,500    25,000
   Film

Net profit/(loss),
3 mos. Ended
June 30, 2000                                              $    71,302

Balances,
June 30,
2000       49,466,067  156,217     $51,028  $20,599,651   $(9,612,681)   $10,997,998

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

RESULTS OF OPERATIONS

The Company's revenue for the three months ending June 30, 2000 was $90,297 as compared to $0 for the comparable period of 1999.
The three month period ending June 30, 2000 net income prior to depreciation expense was $72,690, and net loss before depreciation for the comparable period ending 1999 of $(6,852), and after allowance for depreciation the net income for June 2000 was $71,302 and $(56,134) for 1999. For the three months ending June 30, 2000, expenses for the Company's development, production and distribution operations and its miscellaneous operations totaled
$17,607 compared to $6,852 for the comparable period of 1999. The increase in operating expenses of June 30, 2000 was primarily attributable to the marketing and distribution of the feature length film entitled "Shattered Illusions", "Amy", and the reproduction of film and the marketing of the film project "Ninth Street" and to the Company's change in the method of amortizing the cost of its inventory. The increase in revenue attributable to the second quarter 2000 is due to increased revenue pursuant to the exploitation of the film project "Ninth Street" and "Shattered Illusions". There were no resultant per share earnings to common stockholders in June 30, 2000 and June 30, 1999. The Company derives its revenues from the licensing of its newly created film and television productions, the licensing of its inventory of previously produced films or television productions and fees received for professional services provided to the industry. The Company also receives revenue for the marketing and distribution of product produced or owned by 3rd party producers and production companies. The generation of revenue in the motion picture and television industry is highly competitive which may have a material impact on the Company's financial statements.

The following table presents operations data and selected statistical information for the periods indicated.

                                                 Three
                                         Months Ended June 30,
                                          2000          1999

                                          ----           ----
Revenues                                  $90,297             $0
                                                                                     $0       $28,370
Costs and Expenses
          Operating &
          Administration expenses            18,995         6,852
          Depreciation and amortization       1,388       *49,282

Income (Loss)                              $71,302       $(56,134)

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

The following is a table showing the comparison of balance sheet data between 1999 and 2000.
                       Three Months Ended June 30,

CATEGORY                      1999           2000
                              ----          -----
Net Profit (Loss)          (56,134)      * 71,302
Assets                   9,771,094     11,181,114
Stockholders'Equity      9,586,407     10,997,998
Liability                  184,687        183,116
Net Revenues                28,370         71,302
Inventory               10,796,804     12,189,016

*Reflects change in method of amortizing completed film inventory.

The Company experienced no material changes during the second quarter of 2000 regarding its operations or its financial position relative to second quarter 1999. There are no seasonal or other factors regarding the Company's intra-year operations that require explanation of a percentile swing in inter-quarter reports.

GENERAL

In fiscal 1999 and the first six months of 2000 the Company continued its involvement in a variety of film and television projects relative to development, acquisitions, packaging, production and marketing/distribution activities. The Company also continued to pursue potential diversified business opportunities that have cash flow possibilities. Management believes that a film or television production's economic success is dependent upon several overlapping factors including general public appetite of a potential genre or performer at the time of release, domestic and international marketing philosophy, applicable usage of existing and new and emerging technology, advertising strategy with resultant penetration and the overall quality of the finished production. The Company's film and television productions may compete for sales with numerous independent and foreign productions as well as projects produced and distributed by a number of major domestic and foreign companies, many of which are units of conglomerate corporations with assets and resources substantially greater than the Company's. Management of the Company believes that in recent years there has been an increase in competition in virtually all facets of the Company's business. Specifically, the motion picture industry competes with television and other forms of leisure-time entertainment. Since the Company may for certain undetermined markets and products distribute its product to all markets and media worldwide, it is not possible to determine how its business as a whole will be affected by these developments and accordingly, the resultant impact on the financial statements. The Company has currently obtained the investment capital to produce and/or distribute a minimum of two full length feature films or specialty television productions within the next two years. In addition to the development, financing, production, and distribution of motion picture and television product, the Company expects to continue to exploit a portion or portions of the Company's completed film and television library to a wide variety of distribution outlets including network television, cable television, satellite broadcast, pay-per-view, and home video sales. Specifically, live action motion pictures are generally licensed for broadcast on commercial television following limited or wide release distribution to theatrical outlets (theaters), home video and pay television. Licensing to commercial television is generally accomplished pursuant to agreements which allow a fixed number of telecasts over a prescribed period of time for a specified license fee. Television license fees vary widely, from several thousand to millions of dollars depending on the film or television production, the number of times it may be broadcast, whether it is licensed to a network or a local station and, with respect to local stations, whether the agreement provides for prime-time or off-time telecasting. Licensing to domestic and foreign television stations (syndication) is an important potential source of revenue for the Company, although in recent years the prices obtainable for individual film and television product in domestic syndication have declined as pay television licensing has grown. The growth of pay television and home video technologies, i.e. DVD (Digital Video
Disk) and HDTV (High Definition television), has had an adverse effect on the fees obtainable from the licensing of film and television product to networks and local television stations.
Thereby potentially effecting the Company's ability to generate substantive revenue from this particular venue; however increasing revenue potential in other areas. Conversely, the Company may derive revenue from the marketing and sale, either directly or through licensees, of motion pictures and other filmed or videotaped product on videocassette or Digital Video Disk for playback on a television set or monitor through the use of videocassette recorders ("VCRs"), digital video disk recorders and continued advancements of pay television (cable), satellite broadcast technologies, and Internet applications domestically and internationally. The Company currently holds the distribution rights to 277 motion picture and television titles.The revenue competition relative to existing or pending exploitation agreements of the Company's film and television product library and current and future production and distribution of projects is volatile due to the many technological and innovative changes in the industry and also changes regularly occurring in the international economy.

LIQUIDITY AND CAPITAL RESOURCES

Although the Company experienced positive cash flow prior to provisions for depreciation expense, the Company experienced net losses and negative cash flow from operations for yearend 1999, and
also, as of the comparable period in 1998.   At June 30, 2000, the
Company had $67,557 in cash and no cash equivalents and in the same period, 1999, the Company had $24,179 in cash and no cash equivalents. The Company anticipates that its existing capital resources may be adequate to satisfy its capital requirements for the forseeable future. However, to accomplish the Company's planned activities, it will need to raise additional funds through public or private financings in the form of debt or equity. The Company has available substantial loss carry forwards for federal income tax purposes. The exact amount of the loss carryforwards is uncertain until the Company reaches an understanding with the Internal Revenue Service in that regard.In order to finance its operations, working capital needs and capital expenditures, the Company utilized revenue from licensing fees, loans, proceeds from the private sale of equity securities, deferred compensation, profit participation, and equity in exchange for services and product.

In accordance with the Securities and Exchange Commission
"Regulation D", and subject to Rule 144 restrictions, the Company issued 6,667 shares of its common stock and no shares of its preferred stock in second quarter period ending June 30, 2000 for cash and 445,500 shares of its common stock and 25,000 shares of its preferred stock for product and services. For the comparable period in 1999, the Company issued 130,000 shares of its common stock and no shares of its preferred stock for cash and no shares of its common stock and no shares of its preferred stock for product and services acquired by or provided to the Company. No proceeds from the sale of the corporation's common stock or preferred stock has ever been used to pay compensation to employees or executives of the Company. The Company was issued a standby irrevocable Letter of Credit from the Huntington Bank, Cleveland, Ohio (now Society
Bank), in the amount of fifty thousand ($50,000). The terms of the Huntington Bank Letter of Credit required that, if utilized, the Company would pledge as collateral a portion of its film and television product library. If the Letter of Credit were exercised, the resultant loan would be secured by a commensurate portion of the Company's film and television product library. The Huntington Bank terms also provided that the Company would continue to be able to sell or lease any portion of the product library as long as it retained sufficient material to secure any loans made as a result of the Letter of Credit. The Company currently utilizes a fifty thousand ($50,000) dollar primary line of credit with the Wells
Fargo Bank of California, to accommodate its daily cash flow needs and occasionally uses its credit lines at other financial institutions and with its vendors and suppliers. The Company holds a Promissory Note for one hundred fifty thousand ($150,000) dollars from Mr. Gary T. Wittman payable to the Company in annual installments of twenty five thousand ($25,000) dollars each beginning April 30, 2000. The Note is secured by a pledge of high grade stocks comprising a portion of the Dow Jones Industrial average or higher quality securities and are valued at two hundred and fifty thousand ($250,000) dollars or greater.

The Company's principal liquidity in the period ending June 30, 2000, included cash of $67,557 and net accounts receivable of $230,122 and in period ending June 30, 1999, included cash of $24,179 and net accounts receivable of $56,752. The Company's liquidity position has remained sufficient enough to support on-going general administrative expense, pilot programs, strategic position, and the garnering of contracts, relationships and film and television product for addition to the Company's library, and the financing, packaging, development and production of two feature films and specialty television projects. Although the Company during 1998 and 1999 experienced revenue, unless the Company has an influx of additional capital, the Company will not be able to accomplish its planned objectives and revenue projections. Accordingly, the Company intends to resolve and provide for its liquidity needs as well as provide for the needed capital resources to expand its operations through a future proposed public offering of its common shares to the public. It is anticipated that such an offering will commence within the next 24 months for an amount to be determined by the Company and underwriter(s) if any. To meet the Company's interim liquidity and capital resources needs while the Company's contemplated public offering is being prepared and examined, the Company is presently investigating the possibilities of future loans and is considering future sales of unregistered common equity to accredited investors under one or more exemptions that provide for the same. In the event a loan is obtained, one of the terms may provide that the same be repaid from the proceeds derived from the Company's contemplated public offering. A primary use of public offering proceeds would be the further exploitation of the Company's current completed product film and television library, participations in completed films, and the continued development, production and marketing/distribution of new film and television production opportunities.

The following table presents equity and cash flow data for the periods indicated.
                                 Three Months Ended June 30,
                                2000                     1999
                               -----                     -----
Stockholders' Equity         $10,997,998             $9,580,417
Common Stock Outstanding      49,446,067             48,012,890
Income Deficit (before
    depreciation)                 71,302                 (6,852)
Accumulated Deficit           (9,612,681)            (1,486,486)
Cash                              67,557                 24,179


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

The Company expects its marketing operations to expand considerably over the next three years. The current inventory and contracts acquired by the Company are now beginning to be more vigorously exploited. As the Company's focus moves from extensive accumulation of product and contracts in an ownership capacity to capital acquisition specifically for marketing purposes using recently developed technologies. A substantial increase in income and/or receivables are anticipated to take place beginning in the last quarter of 2000. Although the Company is conservative regarding its policy concerning the use of borrowed operating capital, it is now in a position to use its reputation and contacts in the industry to leverage operating funds profitably.

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

                          WORLD WIDE MOTION PICTURES CORPORATION



August 24, 2000          /s/ A. Robert Sobolik
                             A. Robert Sobolik
                             Executive Vice President/Treasurer