Form 10QSB/A
period 2000-06-30
WORLD WIDE MOTION PICTURES CORP
filed 2000-09-12
CIK 1005502

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


Stockholders' Equity

Common Stock $.001 Par Value,
100,000,000 shares authorized,
49,466,067 and 48,381,592 shares
issued                                         49,466          48,381
Preferred Stock $.01 Par Value,
1,100,000 shares authorized,
156,217 shares issued                           1,562           1,312

Additional paid-in capital                 20,599,651      19,519,020
Retained earnings deficit                  (9,612,681)     (9,673,202)

     Total Stockholders' Equity            11,037,998       9,895,511

Total Liabilities
and Stockholders' Equity                   11,181,114      10,077,712

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

The following table presents operations data and selected statistical information for the periods indicated.

                                                              Three
                                                        Months Ended June 30,
                                                       2000          1999

                                                       ----           ----
Revenues                                             $90,297          $28,370
Costs and Expenses
          Operating &
          Administration expenses                     18,995            6,852
          Depreciation and amortization                1,388          *49,282

Income (Loss)                                        $71,302         $(56,134)

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
                                                 Three Months Ended June 30,
                                                     2000         1999
                                                    -----        -----
Stockholders' Equity                         $11,037,998    $9,580,417
Common Stock Outstanding                      49,446,067    48,012,890
Income Deficit (before
    depreciation)                                 71,302       (6,852)
Accumulated Deficit                           (9,612,681)  (1,486,486)
Cash                                              67,557       24,179


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

                          WORLD WIDE MOTION PICTURES CORPORATION



September 10, 2000          /s/ A. Robert Sobolik
                                A. Robert Sobolik
                                Executive Vice President/Treasurer