Form 10QSB/A
period 2000-06-30
WORLD WIDE MOTION PICTURES CORP
filed 2000-09-25
CIK 1005502

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
CONSOLIDATED BALANCE SHEETS
As of June 30, 2000 and December 31, 1999

                                               June 30,         Dec 31,
                                                  2000            1999
                                               (Unaudited)    (Audited)
                                               ---------                                              --------
Assets
Cash                                            67,557          46,639
Accounts receivable                            230,122         140,122
 Note receivable                               150,000         150,000
Work in process                                  - 0 -           - 0 -
Completed motion pictures/
television productions                      10,493,549       9,458,289
Film properties
(screenplays/teleplays)                      1,735,467       1,735,467
Equipment                                       49,937          49,937
Other assets                                    - 0 -            - 0 -
Less accumulated depreciation              (1,505,518)     (1,502,742)

          Total Assets                    $11,221,114     $10,077,712


Liabilities

Accounts payable                               16,080          15,851
Common Stock payable                              206             0
Preferred Stock payable                           530              50
Notes payable                                  16,300          16,300
Deferred credit to production costs           150,000         150,000

          Total Liabilities                   183,116         182,201


Stockholders' Equity

Common Stock $.001 Par Value,
100,000,000 shares authorized,
49,466,067 and 48,381,592 shares
issued                                         49,466          48,381
Preferred Stock $.01 Par Value,
1,100,000 shares authorized,
156,217 shares issued                           1,562           1,312

Additional paid-in capital                 20,599,651      19,519,020
Retained earnings deficit                  (9,612,681)     (9,673,202)

     Total Stockholders' Equity            11,037,998       9,895,511

Total Liabilities
and Stockholders' Equity                   11,221,114      10,077,712

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

                     Number of
                    Outstanding                                 Additional       Retained
                       Shares                          Par           Paid-In       Earnings
                   Common    Preferred    Amount      Capital          (Deficit)         Total
                    --------         -----             ---            -----------       ---------           -----
Balances
Dec. 31,
1999      48,381,592   131,217   $49,693      19,519,020    $(9,673,242)    $9,895,471

Balances
March 31,
2000      49,013,592   131,217   $50,326     19,559,487    $(9,683,983)    $9,925,830

Stock Issued
 3 mos. Ended
 June 30, 2000
   Cash        6,667
   Services  445,500    25,000
   Film

Net profit/(loss),
3 mos. Ended
June 30, 2000                                                                    $    71,302


Balances,
June 30,
2000      49,466,067   156,217   $51,028     $20,599,651   $(9,612,681)    $11,037,998

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

The following is a table showing the comparison of balance sheet data between 1999 and 2000.
                                                Three Months Ended June 30,

CATEGORY                                          1999               2000
                                                  ----              -----
Net Profit (Loss)                                (56,134)         * 71,302
Assets                                         9,771,094        11,221,114
Stockholders'Equity                            9,586,407        11,037,998
Liability                                        184,687           183,116
Net Revenues                                      28,370            90,297
Inventory                                     10,796,804        12,229,016

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

                          WORLD WIDE MOTION PICTURES CORPORATION



September 22, 2000          /s/ A. Robert Sobolik
                                A. Robert Sobolik
                                Executive Vice President/Treasurer