Form 10QSB
period 2000-09-30
WORLD WIDE MOTION PICTURES CORP
filed 2000-10-30
CIK 1005502

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
September 30 2000

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

          Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


          Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practical date:
49,729,970 shares of Common Stock (par value $.001 per share) outstanding on September 30 2000.

Part I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of September 30, 2000 and December 31, 1999

                                 September 30,        Dec 31,
                                     2000              1999
                                 (Unaudited)        (Audited)
                                  ---------          --------
Assets
Cash                                  81,321            46,639
Accounts receivable                  229,122           140,122
 Note receivable                           0           150,000
Completed motion pictures/
television productions              10,453,549       9,458,289
Film properties
(screenplays/teleplays)             1,735,467        1,735,467
Equipment                              49,937           49,937
Other assets                            - 0 -            - 0 -
Less accumulated depreciation      (1,506,906)      (1,502,742)

          Total Assets            $11,082,490      $10,077,712


Liabilities

Accounts payable                       14,595           15,851
Common Stock payable                        0                0
Preferred Stock payable                  1536               50
Notes payable                          16,300           16,300
Deferred credit to production costs         0          150,000

          Total Liabilities            32,431          182,201


Stockholders' Equity

Common Stock $.001 Par Value,
100,000,000 shares authorized,
49,729,970 and 48,381,592 shares
issued                                 49,730          48,381
Preferred Stock $.01 Par Value,
1,100,000 shares authorized,
156,217 shares issued                    1,562           1,312

Additional paid-in capital          20,625,876      19,519,020
Retained earnings deficit          (9,627,109)     (9,673,202)

     Total Stockholders' Equity    11,050,059       9,895,511

Total Liabilities
and Stockholders' Equity           11,082,490     $10,077,712

<F1>
The accompanying Notes to December 31, 1999 Consolidated
Financial Statements are an integral part of these Financial
Statements.

Consolidated Statements of Income
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Nine Months Ended September 30, 2000 and 1999
(Unaudited)

                                         Nine months ended
                                             September 30,
                                      -------------------

                                     2000               1999

                                     ----               ----
Revenues                          $     0              50,000
Operating expenses:
     Depreciation                   1,388             173,872
     Administrative                13,040              21,635
     Film reproduction and marketing    0              40,000
Total operating expense           $14,428             235,507

          Net income (loss)      $(14,428)          $(185,507)


 Earnings available to common
stockholders                          None             None

Earnings per common share,
assuming full dilution               None             None

<F1>
The accompanying 1999 Notes to December 31, 1999 Consolidated
Financial Statements are an integral part of these Financial
Statements.


Consolidated Statement of Cash Flows
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine-Months Ended September 30, 2000 and 1999
(Unaudited)


                                         Nine months ended
                                              September 30,
                                        -------------------
                                        2000           1999
                                        ----           ----

Cash flows from operating activities:

Net Income (loss)                       $(14,428)   $ (185,507)

Adjustments to reconcile net income
(loss) to net cash provided by or used
in operating activities:                    (137)            0

Depreciation                               1,388       173,872

Changes in assets and liabilities:

(Increase) Decrease in accounts receivable 1,000       (7,370)
Increase (Decrease) in accounts payable   (1,485)       12,532
Increase in Common Stock Payable		         (206)            0
Operating expenses paid by stock issuance      0        57,270

Net cash provided by (used in) operating
activities:                              (13,868)      (20,203)

Financing Activities:

Increase in additional paid-in capital	    26,225  	           0
Proceeds from issuance of stock
	Common						          264	        12,400
	Preferred						          125	             0
Open balance equity                        1,018             0

Net increase/decrease in cash             13,764        (7,803)

Cash balances - beginning of period       67,557        28,726
                as of June 30, 2000

Cash balances - as of September 30        81,321        20,923


Supplemental cash flow information


<F1>
The accompanying Notes to December 31, 1999 Consolidated
Financial Statements are an integral part of these financial statements.
<F2>
During the third quarter ending September 30, 2000, 206,000 common shares and no preferred shares were issued for product and services provided by or provided to the Company.

</TABLE


Consolidated Statement of Stockholders' Equity
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Month Period Ended September 30, 2000
(Unaudited)

             Number of Outstanding          Additional        Retained
                Shares           Par         Paid-In          Earnings
             Common  Preferred   Amount      Capital         (Deficit)       Total
           --------    -----      ---      -----------       ---------       -----
Balances
Dec. 31,
1999      48,381,592   131,217   $49,693      19,519,020    $(9,673,242)    $9,895,471

Balances
March 31,
2000      49,013,592   131,217   $50,326     19,559,487    $(9,683,983)    $9,925,830

Balances,
June 30,
2000      49,466,067   156,217   $51,028     $20,599,651   $(9,612,681)    $11,037,998

Stock Issued
Sept. 30, 2000
Cash  		57,893
Services 		6,000
Product 		200,000

Net Profit/Loss
3 mos. Ended
     Sept. 30, 2000							       $(   14,428)

     Balances,
     Sept. 30,
     2000       49,729,960  156,217    $51,292    $20,625,876   $(9,627,109)   $11,050,059
    <F1


The accompanying Notes to December 31, 1999 Consolidated Financial Statements are an integral part of these financial statements.
<F2>


WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(To be read in conjunction with Consolidated Financial Statements for the year 1999)

     NOTE 1  DESCRIPTION AND HISTORY OF THE BUSINESS

The Company was founded in July 1977 and incorporated December 9, 1980 under the laws of the state of Michigan. In September 1981, the Company acquired G.L. Productions Inc. which was a production and distribution company for short subjects, docudramas, documentaries and industrial films, many of which were made in conjunction with the U.S. Government. As a result of the transaction, the Company acquired a film and television completed product library and related film production equipment.
 The transaction was facilitated by the exchange of two million (2,000,000) shares of the Company's common stock class of securities for 100% of the common stock of G.L. Productions Inc. The Company has also acquired other completed motion picture and television productions and acquired marketing/distribution interest in additional motion picture and television productions. The Company's total completed product library of live action motion pictures and videotaped productions consists of 281 works of various lengths and subject matter applicable for marketing through various media in foreign and/or domestic markets.

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

The Company has assessed its hardware and software systems, which are comprised solely of an internal personal computer network and commercially available software products. Based on this assessment, the Company believes that its hardware and software systems are Year 2000 compliant. The Company has begun to assess the embedded system contained in its leased or expected to be leased equipment and expects to finish this assessment by the end of September 1999. At this time, the Company is uncertain whether the embedded systems contained in its leased or expected to be leased equipment are ready for the Year 2000. In addition, the Company is contacting its key vendors, suppliers,customers and other third parties to determine if there are any significant Year 2000 exposures which would have a material effect on the Company.

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

RESULTS OF OPERATIONS

The Company's revenue for the three months ending September 30, 2000 was $0 as compared to $50,000 for the comparable period of 1999. The three month period ending September 30, 2000 net loss prior to depreciation expense was $13,040, and net loss before depreciation for the comparable period ending 1999 of $6,852, and after allowance for depreciation the net loss for September 2000 was $14,428 and $185,507 for 1999. For the three months ending September 30, 2000, expenses for the Company's development, production and distribution operations and its miscellaneous operations totaled $13,040 compared to $21,635 for the comparable period of 1999. The decrease in operating expenses of September 30, 2000 was primarily attributable to the marketing and distribution of the feature length film entitled "Shattered Illusions". The decrease in revenue attributable to the quarter 2000 is due to decreased revenue pursuant to the temporarily limited exploitation of the film projects "Ninth Street" and "Shattered Illusions". The revenue and expenses of the Company are highly erratic due to the nature of the industry; therefore, comparison between time periods are not greatly significant. There were no resultant per share earnings to common stockholders in September 30, 2000 and September 30, 1999. The Company derives its revenues from the licensing of its newly created film and television productions, the licensing of its inventory of previously produced films or television productions and fees received for professional services provided to the industry. The Company also receives revenue for the marketing and distribution of product produced or owned by 3rd party producers and production companies. The generation of revenue in the motion picture and television industry is highly competitive which may have a material impact on the Company's financial statements.


The following table presents operations data and selected statistical information for the periods indicated.

                                                  Nine
                                        Months Ended September 30,
                                          2000          1999

                                          ----           ----
Revenues                                     $     0      $50,000
Costs and Expenses
          Operating &
          Administration expenses             13,040       21,635
			Depreciation and amortization  1,388     *173,872

Income (Loss)                              $(14,428)   $(185,507)

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

The Company's motion picture and television participation strategy has been to expend its resources and to set in place relationships and contracts in preparation for the continued development, acquisitions, production and/or marketing/distribution of quality moderate budget feature length motion pictures, documentaries, docudramas and television productions. The strategy additionally includes the acquisition of screenplays and teleplays suitable for development/packaging and completed motion pictures and television projects for licensing and marketing/distribution opportunities for all applicable sales territories throughout the world. At such time that the above-referred to additional working capital is secured, it is the Company's opinion that substantial revenue will be generated by the existing film and television library and future distribution of potential new product, ultimately realizing its projected return on investment. Arrangements for participation by the Company in various feature film and television productions for the last 24-month period include gross and net revenue participations in the following feature film and television production ranging between 2-60% of worldwide revenue potential including all markets and all media that the particular production is distributed in.(1) In 1997, post production and distribution of the documentary entitled THE OUTLAW TRAIL, 100 YEARS REVISITED, in association with Western Sunset Films, an 8-year old Los Angeles based documentary production company. (2) In 1998, development and production of the television production entitled CLASSIC CAR, in association with SLIM, Inc., a 4-year old Los Angeles based television production company. Other arrangements include marketing and distribution of a feature length film acquired by the Company entitled CITIZEN SOLDIER originally produced by M&D Productions, a 7-year old Los Angeles based film production company, purchased by the Company in 1995 and providing a 60% gross revenue participation to the Company in perpetuity. Also, in 1995, the Company purchased thirty-seven feature film submaster (videotape) prints from Stanley Pappas providing 20% of any gross revenue of the product in perpetuity, and the television production series entitled TIPS FOR BETTER HEALTH and MARKET PLACES OF THE WORLD, both owned and produced by Pacific Pictures Inc., a 9-year old Los Angeles based film and television production company, and providing 5% gross revenue co-production participation to the Company in perpetuity. Additionally in 1995, the Company licensed to Media One Broadcasting, a 12-year old television syndication company, for $71,000 and 40% of net revenue the right to telecast four feature motion pictures and seventeen television productions which the Company owns as part of its completed product library. In 1996 the Company licensed to Wittman Productions Inc., a 4-year old Los Angeles based film production company, twenty feature films and television productions for $75,000 and 40% of net revenue for the right to telecast and exploit those productions which the Company owns as part of its library. In 1995 and 1996, certain other film and television participations of the Company included development and packaging arrangements, the Company's review and in certain cases, advice and counsel on screenplays and screenplay development scenarios for the subsequent possible packaging and production and distribution of a particular project. The most significant of these productions, their production companies, and percentage of future gross revenue allocated to the Company, were the feature length film entitled CHOICE offered by production company Best Pictures Inc., a 4-year old Los Angeles based production company, (50%); and the feature length film entitled ALONG FOR THE RIDE offered by production company Wittman Productions Inc., a 4-year old Los Angeles based production company, (50%). In 2000 and 2001, the Company expects to produce and/or distribute three or more additional full length feature films or specialty television projects for theatrical and ancillary worldwide exploitation. The productions will be entirely or in large part under the responsibility, control and ownership of the Company. All financing for the completion of the recently completed feature length production entitled SHATTERED ILLUSIONS featuring Morgan Fairchild, Bruce Weitz, Richard Lynch and Dan Monahan was secured and the production was completed and is now in distribution. The feature length production, ALONG FOR THE RIDE and/or MR. CORKLESBY, has approximately 50% of the financing secured and negotiations for the remainder in process. In the month of August 1999, the Company entered into an agreement with Jaguar Entertainment, of Los Angeles, California, for the purpose of marketing and distributing the feature length motion picture entitled NINTH STREET featuring Martin Sheen and Isaac Hayes to all domestic non-theatrical ancillary markets including home video, pay television, network television, satellite and DVD. In the month of September 1999, the Company entered into a Co-Distribution Agreement with RGH/Lions Share Pictures of California for the purpose of co-distributing the feature length motion picture entitled JIGSAW. In the month of August 2000, the Company entered into an acquisitions agreement with SE Larsen Productions for all right, title and interest for two feature motion pictures entitled MALEVOLENCE and THE SECOND COMING. Terms of the agreement also included the acquisition of all distribution rights worldwide.

The following is a table showing the comparison of balance sheet data between 1999 and 2000.
                      Nine Months Ended September 30,

CATEGORY              1999           2000        % CHANGE
                      ----          -----         --------
Net Profit (Loss)     (185,507)      *(14,428)        -(92)%
Assets              10,204,480     11,082,490            9%
Stockholders'Equity 10,022,301     11,050,059           10%
Liability              182,179         32,431          -82%
Net Revenues            50,000              0         -100%
Inventory           11,299,404     12,278,953            8%

*Reflects change in method of amortizing completed film inventory.

The Company experienced no material changes during the first half of 2000 regarding its operations or its financial position relative to first half 1999. There are no seasonal or other factors regarding the Company's intra-year operations that require explanation of a percentile swing in inter-quarter reports.

GENERAL

In fiscal 1999 and the first half of 2000 the Company continued its involvement in a variety of film and television projects relative to development, acquisitions, packaging, production and marketing/distribution activities. The Company also continued to pursue potential diversified business opportunities that have cash flow possibilities. Management believes that a film or television production's economic success is dependent upon several overlapping factors including general public appetite of a potential genre or performer at the time of release, domestic and international marketing philosophy, applicable usage of existing and new and emerging technology, advertising strategy with resultant penetration and the overall quality of the finished production. The Company's film and television productions may compete for sales with numerous independent and foreign productions as well as projects produced and distributed by a number of major domestic and foreign companies, many of which are units of conglomerate corporations with assets and resources substantially greater than the Company's. Management of the Company believes that in recent years there has been an increase in competition in virtually all facets of the Company's business. Specifically, the motion picture industry competes with television and other forms of leisure-time entertainment. Since the Company may for certain undetermined markets and products distribute its product to all markets and media worldwide, it is not possible to determine how its business as a whole will be affected by these developments and accordingly, the resultant impact on the financial statements. The Company has currently obtained the investment capital to produce and/or distribute a minimum of two full length feature films or specialty television productions within the next two years. In addition to the development, financing, production, and distribution of motion picture and television product, the Company expects to continue to exploit a portion or portions of the Company's completed film and television library to a wide variety of distribution outlets including network television, cable television, satellite broadcast, pay-per-view, and home video sales. Specifically, live action motion pictures are generally licensed for broadcast on commercial television following limited or wide release distribution to theatrical outlets (theaters), home video and pay television. Licensing to commercial television is generally accomplished pursuant to agreements which allow a fixed number of telecasts over a prescribed period of time for a specified license fee. Television license fees vary widely, from several thousand to millions of dollars depending on the film or television production, the number of times it may be broadcast, whether it is licensed to a network or a local station and, with respect to local stations, whether the agreement provides for prime-time or off-time telecasting. Licensing to domestic and foreign television stations (syndication) is an important potential source of revenue for the Company, although in recent years the prices obtainable for individual film and television product in domestic syndication have declined as pay television licensing has grown. The growth of pay television and home video technologies, i.e. DVD (Digital Video
Disk) and HDTV (High Definition television), has had an adverse effect on the fees obtainable from the licensing of film and television product to networks and local television stations. Thereby potentially effecting the Company's ability to generate substantive revenue from this particular venue; however increasing revenue potential in other areas. Conversely, the Company may derive revenue from the marketing and sale, either directly or through licensees, of motion pictures and other filmed or videotaped product on videocassette or Digital Video Disk for playback on a television set or monitor through the use of videocassette recorders ("VCRs"), digital video disk recorders and continued advancements of pay television (cable), satellite broadcast technologies, and Internet applications domestically and internationally. The Company currently holds the distribution rights to 278 motion picture and television titles.The revenue competition relative to existing or pending exploitation agreements of the Company's film and television product library and current and future production and distribution of projects is volatile due to the many technological and innovative changes in the industry and also changes regularly occurring in the international economy.

LIQUIDITY AND CAPITAL RESOURCES

Although the Company experienced positive cash flow prior to provisions for depreciation expense, the Company experienced net losses and negative cash flow from operations for yearend 1999, and
also, as of the comparable period in 1998.   At September 30, 2000,
the Company had $81,321 in cash and no cash equivalents and in the same period, 1999, the Company had $20,923 in cash and no cash equivalents. The Company anticipates that its existing capital resources may be adequate to satisfy its capital requirements for the forseeable future. However, to accomplish the Company's planned activities, it will need to raise additional funds through public or private financings in the form of debt or equity. The Company has available substantial loss carry forwards for federal income tax purposes. The exact amount of the loss carryforwards is uncertain until the Company reaches an understanding with the Internal Revenue Service in that regard.In order to finance its operations, working capital needs and capital expenditures, the Company utilized revenue from licensing fees, loans, proceeds from the private sale of equity securities, deferred compensation, profit participation, and equity in exchange for services and product.

In accordance with the Securities and Exchange Commission "Regulation D", and subject to Rule 144 restrictions, the Company issued 57,893 shares of its common stock and no shares of its preferred stock in third quarter ending September 30, 2000 for cash and 206,000 shares of its common stock and no shares of its preferred stock for product and services. For the comparable period in 1999, the Company issued 59,000 shares of its common stock and no shares of its preferred stock for cash and 157,000 shares of its common stock and 10,000 shares of its preferred stock for product and services acquired by or provided to the Company. No proceeds from the sale of the corporation's common stock or preferred stock has ever been used to pay compensation to employees or executives of the Company. The Company was issued a standby irrevocable Letter of Credit from the Huntington Bank, Cleveland, Ohio (now Society Bank), in the amount of fifty thousand ($50,000). The terms of the Huntington Bank Letter of Credit required that, if utilized, the Company would pledge as collateral a portion of its film and television product library. If the Letter of Credit were exercised, the resultant loan would be secured by a commensurate portion of the Company's film and television product library. The Huntington Bank terms also provided that the Company would continue to be able to sell or lease any portion of the product library as long as it retained sufficient material to secure any loans made as a result of the Letter of Credit. The Company currently utilizes a fifty thousand ($50,000) dollar primary line of credit with the Wells Fargo Bank of California, to accommodate its daily cash flow needs and occasionally uses its credit lines at other financial institutions and with its vendors and suppliers.

The Company's principal liquidity in the period ending September 30, 2000, included cash of $81,321 and net accounts receivable of $229,122 and in period ending September 30, 1999, included cash of $20,923 and net accounts receivable of $106,752. The Company's liquidity position has remained sufficient enough to support on-going general administrative expense, pilot programs, strategic position, and the garnering of contracts, relationships and film and television product for addition to the Company's library, and the financing, packaging, development and production of two feature films and specialty television projects. Although the Company during 1998 and 1999 experienced revenue, unless the Company has an influx of additional capital, the Company will not be able to accomplish its planned objectives and revenue projections. Accordingly, the Company intends to resolve and provide for its liquidity needs as well as provide for the needed capital resources to expand its operations through a future proposed public offering of its common shares to the public. It is anticipated that such an offering will commence within the next 24 months for an amount to be determined by the Company and underwriter(s) if any. To meet the Company's interim liquidity and capital resources needs while the Company's contemplated public offering is being prepared and examined, the Company is presently investigating the possibilities of future loans and is considering future sales of unregistered common equity to accredited investors under one or more exemptions that provide for the same. In the event a loan is obtained, one of the terms may provide that the same be repaid from the proceeds derived from the Company's contemplated public offering. A primary use of public offering proceeds would be the further exploitation of the Company's current completed product film and television library, participations in completed films, and the continued development, production and marketing/distribution of new film and television production opportunities.

The following table presents equity and cash flow data for the periods indicated.
                                 Three Months Ended September 30,
                                2000                     1999
                               -----                     -----
Stockholders' Equity         $11,050,059              $10,022,301
Common Stock Outstanding      49,729,970               48,216,940
Income/Deficit (after
    depreciation)                (14,428)               (185,507)
Accumulated Deficit           (9,627,109) 	        	  (9,525,952)
Cash                             81,321		                 20,923

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

Part II.  Other Information

Item 1.  Legal Proceedings

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or to which any of its assets are subject. However, the Company is currently in ongoing negotiations for the reimbursement of lost material which consists of eight 1" and/or 3/4" and/or digital betacam videotape and 35mm film submaster copies of feature length motion picture and television productions, owned or controlled by the Company which were maintained at a post production film and video facility. The Company's attorneys are preparing litigation and related processes relative to the lost material in the event the results of the negotiations are unsatisfactory. The Company is seeking damages in the amount of three hundred ninety seven thousand five hundred ($397,500) dollars for the loss of its "stored material". Further, the co-producers with the Company's subsidiary, World Wide Films Inc., pertaining to a feature length film initiated litigation to attempt to desolve the Co-Production Agreement which exists between the Co-Producer and the Subsidiary relative to the production processes of that feature length film. The Company's management and attorneys believed the lawsuit to be groundless, therefore resulting in a favorable Judgment for the Company. The matter ultimately HAS resulted in a favorable settlement for the Company, requiring the plaintiffs to pay all expenses of litigation.

The Company's attorneys are preparing litigation and related processes against the Company's foreign markets representative of a feature film relative to the misappropriation of $90,000 in revenue as a result of sales of the film in the countries of Spain and Italy. The action is being filed in LA Superior Court and seeks punitive and treble damages as a result of breach of contract and fraud. This and/or other actions will be vigorously pursued against the foreign market representative until a satisfactory conclusion is reached.

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

                          WORLD WIDE MOTION PICTURES CORPORATION



October 28, 2000         /s/ A. Robert Sobolik
                             A. Robert Sobolik
                             Executive Vice President/Treasurer