Form 10QSB/A
period 2000-09-30
WORLD WIDE MOTION PICTURES CORP
filed 2000-11-13
CIK 1005502

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
CONSOLIDATED BALANCE SHEETS
As of September 30, 2000 and December 31, 1999

                                 September 30,        Dec 31,
                                     2000              1999
                                 (Unaudited)        (Audited)
                                  ---------          --------
Assets
Cash                                  81,321            46,639
Accounts receivable                  229,122           140,122
 Note receivable                           0           150,000
Completed motion pictures/
television productions              10,493,549       9,458,289
Film properties
(screenplays/teleplays)             1,735,467        1,735,467
Equipment                              49,937           49,937
Other assets                            - 0 -            - 0 -
Less accumulated depreciation      (1,506,906)      (1,502,742)

          Total Assets            $11,082,490      $10,077,712


Liabilities

Accounts payable                       14,595           15,851
Common Stock payable                        0                0
Preferred Stock payable                  1536               50
Notes payable                          16,300           16,300
Deferred credit to production costs         0          150,000

          Total Liabilities            32,431          182,201


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