Form 10KSB
period 2000-12-31
WORLD WIDE MOTION PICTURES CORP
filed 2001-03-28
CIK 1005502

U.S. SECURITIES AND EXCHANGE COMMISSION
	Washington D.C. 20549

	FORM 10-KSB

	(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	For the fiscal year ended December 31, 2000

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

	Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practical date:
49,794,152 shares of Common Stock (par value $.001 per share) outstanding on December 31, 2000.

Part I

Item 1.	Description of Business.

BUSINESS DEVELOPMENT

INCEPTION THROUGH DECEMBER 2000

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

The Company has an active 19-member Board of Directors; Board designated committees including Executive, Audit, Finance, and Personnel; staff operating committees including Production and Product Development, Standards, and Experimental projects; elected officers, and an Advisory Board of Directors. Certain other individuals who provide technical, theatrical, marketing, business, and production services to the Company on a specific ongoing basis have entered into contracts with the Company.

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

Currently, in addition to World Wide Film and Television Institute Inc., the company has three active "production" corporation subsidiaries; World Wide Films Inc., which was recently used for the production of the feature length motion picture tentatively entitled "Shattered Illusions" featuring Morgan Fairchild, Bruce Weitz, Richard Lynch, and Dan Monahan; World Wide Productions Inc. for the production of an upcoming specialty television production entitled "The Classics", and the feature length motion picture tentatively entitled "Along for the Ride"; and World Wide Entertainment Inc. with several feature film and television productions in development and/or distribution including the feature film entitled "Amy".

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

Additionally, the Company currently owns and maintains a completed film and television library encompassing over 300 titles of feature length motion pictures, documentaries, docudramas, and television projects. For internal control purposes, the Company's Board of Directors directed management to retain an independent appraiser in order to further establish verification of the value of its completed product library as currently determined by staff and management. The Company also owns certain film equipment, a sound effects library, a still slide library, novels and options on treatments and holds a beneficial interest in certain ongoing contracts. Options on literary treatments otherwise defined as developing storylines and creative ideas are occasionally secured by the Company and company's like the Company for the purpose of developing the storyline or creative idea into a fully developed screenplay or teleplay at some unknown time in the future. The Company may or may not contribute expertise to a film or television project such as script polishing, script rewriting, packaging, financing, scheduling, budgeting, and line production. The Company's "beneficial interest" (percentage of future revenue, if any) in certain ongoing contracts includes certain of the above-referred to options or options on already fully prepared screenplays or teleplays which may or may not be produced into a film or television production at some unknown time in the future. None of the ongoing contracts "beneficial interest" entered into by the Company is significantly material to the Company's current financial condition and/or operations at the present time. The full development of the contracts is dependent on the acquisition of additional capital by the Company.

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

The Company has earned a relatively moderate amount of revenue at this time from cable television, pay television, DBS and MATV for the feature film projects entitled PITCH aka HOLLYWOOD HEARTBREAK; MOVIES, MONEY AND MURDER aka BREAKING UP WITH PAUL; SWEET JUSTICE, NATURALLY BAD, CITIZEN SOLDIER, and television production specials entitled KJ COUNTRY, specialty videos entitled THRILLS, CHILLS & SPILLS; THE REAL GODFATHERS; HOLLYWOOD'S HOTTEST STUNTS, and fifteen public domain classic feature film production prints owned by the Company. (Substantial exploitation of this product by the Company will require additional working capital.)

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

The Company has earned a relatively moderate amount of revenue at this time from network television exploitation for the feature film product known as PITCH aka HOLLYWOOD HEARTBREAK; MOVIES, MONEY AND MURDER aka BREAKING UP WITH PAUL; SWEET JUSTICE, NATURALLY BAD, and CITIZEN SOLDIER. (Substantial exploitation of this product by the Company and/or its associates will require additional working capital.)

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

The Company has acquired moderate revenue at this time from syndicated television exploitation for the television production special known as KJ COUNTRY. (Substantial exploitation of this product by the Company will require additional working capital.)

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

The Company acquires moderate revenues from these sources at this time.

In addition to the above on-going projects, the company is currently engaged in substantial theatrical and/or ancillary marketing programs involving 7 full length feature films. Three of these have modest income and profit potential. They include the feature films entitled, "Ninth Street" produced by Hodcarrier Films in Los Angeles, California; "What's In a Cookie?" produced by Rocinante Productions in Los Angeles, California; "Jigsaw" produced by First Motion Pictures Inc. in Toronto, Ontario, Canada; and "Malevolence" & "The Second Coming", produced by Sig Larsen Productions Inc. in Los Angeles, California. The remaining two projects have the prospect of accruing substantial profit for the company and include the feature length film "Shattered Illusions" produced by the company's subsidiary, World Wide Films Inc. and the feature film "Amy" produced by Cascade Films, with U.S. theatrical distribution underway at this writing.

The Company has participated in a variety of the preceding types of marketing and distribution arrangements over the past twenty years.
 As previously referenced, in order to further expedite and create revenue from marketing and distribution efforts of the Company and its distributor network, the Company requires significant additional working capital to more fully and properly exploit any appropriate markets and media while creating additional viable desire by the general public to acquire or consume this product. The Company's future plans include the acquisition of additional working capital through financial offerings and/or other customarily used methods of capital acquisition by small and midsize companies, including debt or equity financing or a combination of both, to acquire certain of this additionally needed working capital.

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

On November 23, 2000, the Company filed Proxy material with the Securities and Exchange Commission in accordance with Rule 14(a). The proxy statement requested shareholders to vote for management nominees to the Company's Board of Directors. Management's recommendation's were elected; 25,973,348 shares in favor, 200,000 shares opposed, and 26000 shares abstained. Management also requested shareholders to approve a combination restructuring of the outstanding stock of the Company (reverse split). The shareholders approved the restructuring as filed with the Securities and Exchange Commission in accordance with Rule 14(a), 25,473,348 shares in favor, 225,000 shares opposed, and 501,000 shares abstained.

Part II

Item  5.	Market for Common Equity and Related Stockholder
Matters.

The Company's common stock is traded in the Over-the-Counter market and prices are quoted by National Quotation Bureau, Inc. (NQB) on the NASD Electronic Bulletin Board.

The following table sets forth the quarterly range of high and low bid prices of the Company's common stock for fiscal year 2000.

                               Prices
Fiscal 2000                 High        Low
First Quarter              .8281       .1875
Second Quarter            1.0000       .2031
Third Quarter              .2812       .1094
Fourth Quarter             .1406       .0781

The Company has not declared nor paid any cash dividends since its incorporation, nor does it anticipate that it will pay dividends in the foreseeable future. Any earnings realized by the Company are expected to be reinvested in the Company's business; however, the declaration and payment of dividends in the future will be determined by the board of directors in light of conditions then existing, including, among which are the Company's earnings, its financial condition and capital requirements (including working capital) and any arrangements restricting the payment of dividends.


Item 6.	Management's Discussion and Analysis or Plan of
Operations.

Management's discussion and analysis of financial condition and results of operation should be read in conjunction with the consolidated financial statements and related notes.

RESULTS OF OPERATIONS

The Company's revenue for the year ended December 31, 2000 was $91,978 as compared to $131,751 for the comparable period of 1999. This decrease in revenue is primarily attributable to less fee income received for the production and distribution of motion picture and television product. The year 2000 profit from current operations prior to depreciation expense, was $31,463, and net profit before depreciation and a special charge for film inventory writedown for the comparable period in 1999 was $(61,930). After the allowance for depreciation expense and inventory writedowns, the net loss for 2000 was $(228,171) versus $(332,797) for 1999.
For the year ended December 31, 2000, expenses for the Company's development, production and distribution operations were $40,194 and its miscellaneous operations were $20,321, totaling $60,515, compared to a total of $69,821 for 1999. The decrease in operating and administrative expense from $69,821 in 1999 to $60,515 in 2000 is primarily due to the cost of marketing and distribution of completed film and television productions Accordingly the decrease in revenue resulted from less fee income from production and distribution. The decrease in operating expense in 2000 was primarily attributable to the marketing and distribution of the feature length films entitled "Shattered Illusions", "Ninth Street" , and "Amy". There were no resultant per share earnings to common stockholders in 2000 or 1999 after provision for depreciation.

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
                             Years Ended December 31,
                       2000      1999       1998        1997

Revenues                 91,978    $131,751   $28,772  $137,837
Costs and Expenses
    Operating &
    Administration
     expenses 	          60,515    69,821    59,743     18,143
    Profit or (loss) from
    current operations    31,463    61,930   (30,971)   119,694
    Depreciation and
	 amortization       259,634   254,078   232,004*   434,004*
Special charge and
  inventory write-downs	- 0 -	 (140,649)$(3,868,380)*$(4,091,950)*
Net (loss)			 (228,171)	(332,797)	$(4,131,355) $(4,406,260)


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

In 1998 and 1999, certain other film and television participations of the Company included development and packaging arrangements, the Company's review and in certain cases, advice and counsel on screenplays and screenplay development scenarios for the subsequent possible packaging and production and distribution of a particular project. The most significant of these productions, their production companies, and percentage of future gross revenue allocated to the Company, were the feature length film entitled CORKLESBY offered by co-production company Northstar Entertainment Inc., a 4-year old Los Angeles based production company, (50%); and the feature length film entitled ALONG FOR THE RIDE offered by production company Wittman Productions Inc., a 4-year old Los Angeles based production company, (50%). In 2000, the Company prepared for production, began distribution and entered negotiations.

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

In June, 2000, the Company entered into an agreement for the development of an electronic commerce marketing arrangement with Pix Media Inc., a 2 year old Los Angeles based Internet company, for the purpose of providing a national and international e-commerce exploitation venue for various titles within the Company's completed film and television library.

Further, during fiscal year 2000 and in addition to continuing to exploit existing film and television projects such as the feature length films entitled "Shattered Illusions" and "Ninth Street", the Company negotiated and signed a North American Distribution contract on June 17, 2000, for the theatrical and ancillary exploitation of a full length feature film entitled "Amy". The Company also executed an agreement on June 20, 2000 for the complete purchase of two full length feature films entitled "Malevolence" and "The Second Coming" from Sig Larsen Productions Inc. in Los Angeles, California, which includes all foreign and domestic rights to each film; a domestic U.S. only, Distribution Agreement was executed with a sub-agent for First Motion Picture Inc. in Toronto, Ontario, Canada, on March 27, 2000, for the explotatation of ancillary rights to the full length feature film entitled "Jigsaw"; and on May 8, 2000, a domestic U.S. Distribution Agreement was executed with Praxis Entertainment Inc. in Dallas, Texas for the exploitation of ancillary rights to five full length feature films entitled "Flying Changes", "Winning Colors", "Shadow Dancer", "Trance", and "Corndog Man".


The following is a table showing the comparison of balance sheet data for 1997, 1998, 1999 and 2000.
											  CURRENT
											  YEAR
CATEGORY 			         1997		   1998   		1999 	 	2000       % CHANGE
Operating profit or
  (loss) prior to
   depreciation
  & special charges  	$119,694	     $(30,971)	    $61,930  	 31,463		-50%
Depreciation             $434,004	     $232,004 	   $254,078     259,634	      +.02%
Special charges          $4,091,950  	$3,868,380   $140,649	- 0 -		 100%
Net Profit (Loss)        (4,406,260) 	(4,131,355)  (332,797)    (228,171)	      +31.4%
Assets                   13,454,607*  	9,805,185*  10,077,712    10,880,047	      +.08%
Stockholder Equity       13,282,100*  	9,635,498*   9,895,471    10,847,422	      +.09%
Liabilities and
  deferred credit        172,507	     169,687	    182,241	32,625		 -82%
Net Revenues             137,837	      28,772	    131,751	91,978		 -30%
Inventory                14,193,063   	10,796,884	  11,243,693 	12,278,953	      +.09%

* Reflects revaluing of net realizable value of inventory as referred to in Note 2 of the financial statements.


GENERAL

In fiscal 1999 and 2000, the Company continued its involvement in a variety of film and television projects relative to development, acquisitions, packaging, production and marketing/distribution activities. The Company also continued to pursue potential diversified business opportunities that have cash flow possibilities. Management believes that a film or television production's economic success is dependent upon several overlapping factors including general public appetite of a potential genre or performer at the time of release, domestic and international marketing philosophy, applicable usage of existing and new and emerging technology, advertising strategy with resultant penetration and the overall quality of the finished production. The Company's film and television productions may compete for sales with numerous independent and foreign productions as well as projects produced and distributed by a number of major domestic and foreign companies, many of which are units of conglomerate corporations with assets and resources substantially greater than the Company's.

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

The Company has currently obtained or arranged for the investment capital to produce and/or distribute a minimum of four full length feature films or specialty television productions within the next two years. In addition to the development, financing, production, and distribution of motion picture and television product, the Company expects to continue to exploit a portion or portions of the Company's completed film and television library to a wide variety of distribution outlets including network television, cable television, satellite broadcast, pay-per-view, and home video sales. Specifically, live action motion pictures are generally licensed for broadcast on commercial television following limited or wide release distribution to theatrical outlets (theaters), home video and pay television. Licensing to commercial television is generally accomplished pursuant to agreements which allow a fixed number of telecasts over a prescribed period of time for a specified license fee. Television license fees vary widely, from several thousand to millions of dollars depending on the film or television production, the number of times it may be broadcast, whether it is licensed to a network or a local station and, with respect to local stations, whether the agreement provides for prime-time or off-time telecasting. Licensing to domestic and foreign television stations (syndication) is an important potential source of revenue for the Company, although in recent years the prices obtainable for individual film and television product in domestic syndication have declined as pay television licensing has grown. The growth of pay television and home video technologies, i.e. DVD (Digital Video Disk) and HDTV (High Definition television), has had an adverse affect on the fees obtainable from the licensing of film and television product to networks and local television stations. Thereby potentially affecting the Company's ability to generate substantive revenue from this particular venue; however increasing revenue potential in other areas. Conversely, the Company may derive revenue from the marketing and sale, either directly or through licensees, of motion pictures and other filmed or videotaped product on videocassette or Digital Video Disk for playback on a television set or monitor through the use of videocassette recorders ("VCRs"), digital video disk recorders and continued advancements of pay television (cable), satellite broadcast technologies, and Internet applications domestically and internationally.

The Company currently holds the distribution rights to 290 motion picture and television titles.The revenue competition relative to existing or pending exploitation agreements of the Company's film and television product library and current and future production and distribution of projects is volatile due to the many technological and innovative changes in the industry and also changes regularly occurring in the international economy.

LIQUIDITY AND CAPITAL RESOURCES

The Company experienced positive cash flow from operations for the year ended December 31, 2000 and positive cash flow in 1999. At December 31, 1999, the Company had $46,639 in cash and no cash equivalents. At December 31, 2000, the Company had $190,348 in cash and no cash equivalents. The increase in cash was due primarily to the increase in fee income for the development, production, marketing and distribution of motion picture and television product. The Company anticipates that its existing capital resources will be adequate to satisfy its capital requirements for the forseeable future. However, to accomplish the Company's planned activities, it will need to raise additional funds through public or private financings in the form of debt or equity. The Company has available substantial loss carry forwards for federal income tax purposes. The exact amount of the loss carryforwards is uncertain until the Company reaches an understanding with the Internal Revenue Service in that regard. In order to finance its operations, working capital needs and capital expenditures, the Company utilized revenue from licensing fees, loans, proceeds from the private sale of equity securities, project specific investment capital, deferred compensation, profit participation, and equity in exchange for services and product.

In accordance with the Securities and Exchange Commission "Regulation D", and subject to Rule 144 restrictions, in 2000, the Company issued 736,560 shares of its common stock and no shares of its preferred stock for cash and 676,000 shares of its common stock and 25,000 shares of its preferred stock for product and services acquired by or provided to the Company. In 1999, the Company issued 344,000 shares of its common stock and no shares of its preferred stock for cash and 408,000 shares of its common stock and no shares of its preferred stock for product and services. No proceeds from the sale of the corporation's common stock or preferred stock has ever been used to pay compensation to employees or executives of the Company.

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

The Company currently utilizes a seventy thousand ($70,000) dollar primary line of credit with the Wells Fargo Bank of California, to accommodate its daily cash flow needs and occasionally uses its credit lines at other financial institutions and with its vendors and suppliers.

The Company's principal liquidity at the end of 2000 included cash of $109,348 and net accounts receivable of $254,122, and at the end of 1999 included cash of $46,639 and net accounts receivable of $140,122. The Company's liquidity position has remained sufficient to support on-going general administrative expense, pilot programs, strategic position, and the garnering of contracts, relationships and film and television product for addition to the Company's library, and the financing, packaging, development and production of two feature films and specialty television projects.

Although the Company during 1999 and 2000 earned revenues, unless the Company has an influx of additional capital, the Company will not be able to accomplish its planned objectives and revenue projections. Accordingly, the Company intends to resolve and provide for its liquidity needs as well as provide for the needed capital resources to expand its operations through a future proposed public offering of its common shares to the public. It is anticipated that such an offering will commence within the next 24 months for an amount to be determined by the Company and its underwriter(s).

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

In the year 2001, the Company expects to effectuate a substantial "restructuring" as reported to shareholders which will have a major effect on the financial statements. Management of the Company feels that a one-time "restructuring" in keeping with Generally Accepted Accounting Practices (GAAP) is in the best interest of its shareholders. If "The Restructuring" is effectuated, the resulting effects will include a change in the method of depreciating inventory, reduction of the accumulated deficit, reduction in shares outstanding and a re-evaluation of assets. The year may also include an acquisiton or merger with one of several entities that have contacted the Company with affiliation proposals.

The following table presents equity, earnings,  and cash balance data for the periods indicated.
                                     As of December 31,
                                2000	         1999        1998

Stockholders' Equity	         10,847,422  $9,895,511  $9,635,498*
Shares of
 Common Stock Outstanding     49,794,152  48,381,592  47,629,592
Operating profit or (loss)
 prior to allowance for
 depreciation                    $31,463    $(61,930)   $(30,971)
Depreciation                    $259,634    $254,078     $232,004
Special charges                 $  -0-      $105,649   $3,868,380
Net loss                       $(228,171)	  $(332,797)	$(4,131,355)*
Retained earnings Deficit     $9,901,373  $9,673,202   $9,340,445*

Cash                            $109,348     $46,639      $28,726

*Reflects reduction in net realizable value of film library as referred to below in Note 2 of the financial statements.

The Company expects its marketing operations to expand considerably over the next three years. The current inventory and contracts acquired by the Company are now beginning to be more vigorously exploited as the Company's focus moves from extensive accumulation of product and contracts in an ownership capacity to capital acquisition specifically for marketing purposes using recently developed technologies. A substantial increase in income and/or receivables is anticipated to take place beginning in the first half of 2001. Although the Company is conservative regarding its policy concerning the use of borrowed operating capital, it is now in a position to use its reputation and contacts in the industry to leverage operating funds profitably.

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


INDEPENDENT AUDITOR'S REPORT

To the Shareholders and Board of Directors
World Wide Motion Pictures Corporation

We have audited the accompanying consolidated balance sheets of World Wide Motion Pictures Corporation and subsidiaries as of December 31, 2000 and 1999, and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements and accompanying notes are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above and accompanying notes present fairly, in all material respects, the financial position of World Wide Motion Pictures Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/  REED & TAYLOR, CPAs, P.C.

Reed & Taylor, CPAs, P.C.
Detroit, Michigan
March 27, 2001



Consolidated Balance Sheets
	WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
	CONSOLIDATED BALANCE SHEETS
	FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
	AUDITED
                                         2000          1999
Assets                                 		-------		 -------
Cash                                    109,348       46,639
Accounts receivable                     254,122      140,122
Note receivable                           - 0 -      150,000
Completed motion pictures and
Television productions               10,493,549    9,458,289
Film properties
(screenplays and scripts)             1,735,467  	1,735,467
Equipment                                49,937       49,937
Less accumulated depreciation	        (1,762,376)  (1,502,742)

  Total Assets                      $10,880,047  $10,077,712

Liabilities

Accounts payable                         15,811       15,851
Common stock payable                        164        - 0 -
Preferred stock payable                     350           50
Notes payable                            16,300       16,300
Deferred credit to production costs       - 0 -      150,000

Total Liabilities and
Deferred Credit                         $32,625   $  182,201


Stockholders' equity

Common Stock $.001 Par Value, 100,000,000
shares authorized, 49,794,152 and
48,381,592 shares issued                 49,794       48,381
Preferred Stock $.01 Par Value,
1,100,000 shares authorized,
156,217 and 131,217 shares issued         1,562        1,312
Additional paid-in capital           20,697,439   19,519,020
Retained earnings deficit            (9,901,373)  (9,673,202)
Total Stockholders' Equity          $10,847,422    9,895,511

Total Liabilities, Deferred Credit
  and Stockholders' Equity          $10,880,047  $10,077,712

<F1>
See Notes to Consolidated Financial Statements

Consolidated Statements of Income
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2000 and 1999
AUDITED

                                      2000             1999
                                   --------          --------
Revenues                           $  91,978      $  131,751

Operating expenses and special charge:
 	Administrative                      60,515          69,821
	Provision for depreciation          259,634         254,078
	Special charges - film inventory
	write-downs                           - 0 -         140,649

	   Total operating expenses
	   and special charge               320,149         464,548

	Net income (loss)                 $(228,171)      $(332,797)


Earnings available to
common stockholders                   None            None

Earnings per common share,
assuming full dilution                None	            None

<F1>
See Notes to Consolidated Financial Statements

</TABLE


Consolidated Statement of Cash Flows
	WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
	CONSOLIDATED STATEMENT OF CASH FLOWS
	FOR THE YEARS ENDED DECEMBER 31, 2000 and 1999
	AUDITED

                                          2000              1999
                                         -------          -------
Cash flows from operating activities:

Net income (loss)                     $(228,171)       $(332,797)


Adjustments to reconcile net income (loss) to net cash provided by or used in operating activities:

  Non-cash items:
  Depreciation                          259,634          254,078
  Special charges-film inventory
             write-downs                  - 0 -	          105,648
  Services purchased with common stock    - 0 -           62,270
  Write-off of stock payables             - 0 -              (51)

  Changes in assets and liabilities:
  Increase in notes and
    accounts receivable                  (89,000)      	(111,740)
       - Investment receivable           (25,000)           - 0 -
  Decrease in Note Receivable            150,000            - 0 -
  Increase (decrease) in accounts payable    (40)          12,605
  Deferred credit to production         (150,000)

Net cash provided by (used in)
operating activities                     (82,577)         (9,987)

Financing activities:

  Common stock par value                    1413
  Preferred stock par value                  250
  Common stock payable                       164	            - 0 -
  Preferred stock payable                    300            - 0 -
  Proceeds from issuance of stock         48,100           27,900
  Project Investment                      95,059

Net decrease in cash                      62,709           17,913
Cash balance - beginning of year          46,639           28,726
Cash balance - end of year              $109,348           46,639

<F1>
See Notes to Consolidated Financial Statements


Stockholders' Equity
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
AUDITED

		        Number of
		       Outstanding
			         Shares		Par	       Additional			Retained
		        Common	Preferred    Amount  	Paid-in Capital  		Earnings     Total

Balances,
 Dec. 31,
 1999         48,381,592      131,217   49,693        19,519,020         (9,673,242)  9,895,471

Net loss,
  year ended
  Dec. 31,
  2000                                                                      228,171    (228,171)

Stock
issued                                  1,663          1,178,419          1,180,082

- Cash         736,560
- Services     476,000         25,000
- Film         200,000

Balances
 Dec. 31,
 2000       49,794,152        156,217  51,356         20,672,439        $(9,901,373)	$10,847,422

<F1>
See Notes to Consolidated Financial Statement

WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(To be read in conjunction with Consolidated Financial Statements for year ended December 2000)

	NOTE 1	DESCRIPTION AND HISTORY OF THE BUSINESS

The Company was founded in July 1977 and incorporated December 9,
1980 under the laws of the state of Michigan. In March 1981, the Company acquired G.L. Productions Inc. which was a production and distribution company for short subjects, docudramas, documentaries and industrial films, many of which were made in conjunction with the U.S. Government. As a result of the transaction, the Company acquired a film and television completed product library and related film production equipment. The transaction was facilitated by the exchange of two million (2,000,000) shares of the Company's common stock class of securities for 100% of the common stock of G.L. Productions Inc. The Company has also acquired other completed motion picture and television productions and acquired marketing/distribution interest in additional motion picture and television productions. The Company's total completed product library of live action motion pictures and videotaped productions consists of 290 works of various lengths and subject matter applicable for marketing through various media in foreign and/or domestic markets.

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

The Company operates and/or maintains nine wholly-owned subsidiaries, four of which are currently active, to enhance the operation of its core business and diversified enterprises. The
Company has an active Board of Directors which currently consists of nineteen members of the twenty authorized, with staggered terms, all of whom are either a chairperson or a member of one or more of the four Board designated committees: executive, finance, audit, and personnel.

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

The Company's revenue is derived from a variety of sources.
Currently the most significant of these sources are its fees as distributor, packager and/or the managing production company of various film and television projects (including feature length motion pictures, documentaries, docudramas, and television productions), film and television marketing & distribution fees, fees from the licensing and/or rental of its completed film and television product library and related entertainment industry consultation fees.

A significant portion of the Company's assets was purchased with the issuance of shares of its common and preferred stock.  Ten million four hundred ninety three thousand, five hundred forty nine dollars ($10,493,549) of the assets is represented by the Net
Realizable Value (prior to depreciation and write-downs) of its completed film and television product library.  In the absence of a consistent market for the securities issued, the value of the film and television product purchased by the Company was agreed to by the sellers and the purchaser in arms length transactions in accordance with generally accepted accounting standards and, additionally, internal evaluation and auditing procedures. The films and television productions in the Company's completed product library have uncertain future revenues that may be expected to grow or diminish along with all of the ancillary markets now and in the future that are available for marketing.  In some cases, individual films or television productions may be timeless and irreplaceable;
in many cases their book value is zero having been fully amortized based on revenues received several years ago and the inability to
estimate a market value or reasonable expected revenue.   Certain
of the inventory product without book value produce income and, in light of new and emerging technology, the Company expects
additional revenue from these sources.

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

The film and television product inventory of the Company is regularly reviewed and evaluated on a film-by-film basis by the Company's management and periodicaly appraised by outside independent appraisal. Forecasting any film or television project's future revenues is a difficult and uncertain art, even for major film distributors and television syndicators. The accounting principles and industry practices in these areas leave unusual discretion with the film and/or television company executives and often result in "unusual" changes in individual periods. There is no generally accepted definitive industry consensus for valuing motion picture and television inventory, the value may be buried among films currently in release, television productions currently in broadcast, film and television productions under development or in production, distribution/syndication contracts, participation agreements, performer and production related contracts, and the ubiquitous 'other'. FASB Statement of Financial Accounting Standards No. 53, paragraph entitled
"Inventory Valuation" states "16. Unamortized production and exploitation costs shall be compared with 'net realizable value' for each reporting period on a film-by-film basis;" and in the paragraph entitled "Net Realizable Value" it states, "Net
Realizable Value" is the estimated selling price (rental value) in the ordinary course of business less estimated cost to complete and exploit in a manner consistent with realization of that income".
The accounting profession is currently reviewing the problem of how to fairly report film inventory on financial statements. Since the FASB guidelines do not apply directly to the Company's particular situation, in an effort to conform as closely as possible to the guidelines and in accordance with management's recent receipt of commentary from the Securities and Exchange Commission, the Company has revalued its inventory of film and television product, resulting in a reduction of net realizable value of four million and ninety one thousand nine hundred and fifty dollars ($4,091,950)
in the stated value of such inventory on the December 31, 1997 balance sheet. In 1998, management for a second time revalued its inventory based on management's recent receipt of commentary from the Securities and Exchange Commission, with an additional appraisal of potential resale value, encompassing worthiness of the inventory items as works of art, and potential licensing capabilities, resulting in an additional reduction of $3,868,380 in the stated value of the net realizable value of such inventory at December 31, 1998. The results of the reevaluations effectuated in 1997 and 1998 resulted in a substantial reduction in book value of approximately 51% for those items over these two years. The 1997 revaluation and resulting reduction in value combined with the 1998 revaluation and its resulting reduction and value lowered the balance sheet presentation of the asset identified as 'completed motion pictures and television products'. Also, a depreciation policy has been adopted to amortize the film and television inventory over a 10-year period. The Company has instituted a maximum 10-year depreciation schedule which will result in the amortization of 33-1/3% of the film and television product inventory to be marketed over the next three years. Although the Company has on its Board of Directors and professional staff personnel qualified to estimate the value of its film and television inventory, for internal verification purposes, it retained the services of an independent appraiser who reviewed the Company's film and television completed product library, ensuring a greater measure of objectivity as regards the carrying amount of such inventory on the Company's December 31, 1999 balance sheet.
Generally Accepted Accounting Principles (GAAP) Release 62, June
2000, summarizes a proposed replacement for SFAS53. The proposed changes would not materially affect the Company's financial statements at this time.

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

The Company presents an 'unclassified' balance sheet. Cash includes cash on deposit in checking and savings accounts with no cash equivalents at December 31, 2000 and 1999.
The Company reviews the current pronouncements of the accounting, government and industry professionals. In that regard, it continually analyzes its accounting policies to ensure that it is current in the presentation of its financial statements, particularly FASB Statement No. 53, GAAP Release No. 62, referred to above, and No. 86, 89 and 121, and the Emerging Issues Task
Force No. 96-6, regarding development costs incurred after May 26, 1996, and the possible substantial impairment of assets. The
Company believes it is not materially affected by any current issues at this time.

NOTE 3	PRIOR PERIOD ADJUSTMENT

The Accumulated Deficit was increased by $199,500 representing payments of common lettered (Rule 144 Restricted) stock of the Company and stock for services in prior periods.

NOTE 4

In the year 2001, the Company expects to effect a substantial
"restructuring" which will materially affect the financial statements essentially depreciation methodology, reduction of accumulated deficit, reduction in shares outstanding and revaluation of assets.

NOTE 5  	EARNINGS PER SHARE

As a result of a net loss from operations for years ended December
31, 1999 and 2000, there are no earnings per Common share for such periods. As a result of such net losses, there are no fully diluted earnings per Common share after potential conversion of all convertible Preferred shares.

NOTE 6 	TAXES

The Company presents its accounting statements on an accrual basis.
 Certain state and local tax filings may differ from the federal returns to take advantage of beneficial local tax law. As of December 31, 2000, the Company and its subsidiaries have sustained a cumulative net operating loss which can be offset against future taxable income. As a result of recorded net operating losses, the Company has not recognized any state and federal income tax liability. The Company does not use or expect to utilize the accelerated depreciation option available under the U.S. Tax Code.

NOTE 7	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or to which any of its assets are subject.
However, the Company is currently in ongoing negotiations for the reimbursement of lost material which consists of eight 1" and/or
3/4" and/or digital betacam videotape and 35mm film submaster copies of feature length motion picture and television productions, owned or controlled by the Company, which were maintained at a post production film and video facility. The Company's attorneys are preparing litigation and related processes relative to the lost material in the event the results of the negotiations are unsatisfactory. In this regard, the Company is seeking damages in the amount of three hundred ninety seven thousand five hundred dollars ($397,500) for the loss of its "stored material". Further, the co-producers with the Company pertaining to a feature length film, commenced litigation to attempt to dissolve the co-production agreement which exists between the Co-Producer and the Company relative to the production processes of that feature length film.
The Company's management and attorneys believed the lawsuit to be groundless and therefore, defended the action on that basis. The matter ultimately resulted in a favorable settlement for the Company, requiring the plaintiffs to pay all expenses of litigation. Further, the Company's attorneys are preparing litigation and related processes to recover funds due and belonging to the Company, which were misappropriated by sub-agents of the Company.

Although no other litigation is contemplated or forseeable, various legal actions, governmental investigations and proceedings and claims may be instituted or asserted in the future by the Company to protect its interest or against the Company and/or its subsidiaries including those arising out of alleged deficiencies in the Company's products; governmental or industry regulations relating to safety, financial services; employment-related matters;
distributor, exhibitor, co-producer, vendor, supplier, or other contractual relationships; intellectual property rights; product warranties and environmental matters. Some of the foregoing matters involve or may involve compensatory, punitive or anti-trust or other treble damage claims in varying amounts, environmental remediation programs, sanctions or other relief which, if granted, would require varying expenditures.

Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance.
The Company does not reasonably expect, based on its analysis, that any adverse outcome from such matters would have a material effect on future consolidated financial statements for a particular year, although such an outcome is possible.

NOTE 8 	SUMMARY OF CORPORATE SECURITIES MATTERS AND
		STOCK ISSUANCE

At December 31, 2000, all general voting power was vested in the holders of the common stock class of securities of the Company. At that date, the holders of common stock were entitled to one vote per share and in that aggregate, had 100% of the general voting power provided in the Company's Restated Certificate of Incorporation. The Restated Certificate of Incorporation provides that all shares of common stock share equally in dividends (other than dividends declared with respect to any outstanding preferred stock), except that any stock dividends are payable in shares of common stock to holders of that class of securities. Upon liquidation, all shares of common stock are entitled to share equally in the assets of the Company available for distribution to the holders of such shares. The preferred stock class of securities of the Company ranks (and any other oustanding preferred stock of the company would rank) senior to the common stock in respect of dividends and liquidation rights.

Since November 1983, the Company's shares of Common Stock have traded on the OTC (Over-the-Counter) market and is currently a Fully Reporting publicly-held corporation. The Company's NQB
(National Quotations Bureau) call symbol is WWMP and its Standard &
Poors Cusip no. is 981536 10 5. The Company has advised its stockholders and the public that it expects to apply for NASDAQ quotation and/or quotations on other primary and/or secondary exchanges as soon as practical. The Company is quoted on the OTC
(Over-The-Counter) Electronic Bulletin Board.

The following illustrates the Company's common and preferred stock authorized, issued, and outstanding at December 31, 2000.


Common Stock:
Par Value	                           $ .001
Shares Authorized               100,000,000
Shares Issued and Outstanding    49,764,152

Preferred Stock:
Par Value (Stated Value .01)        $ 10.00
Shares Authorized                   100,000
Shares Issued And Outstanding        22,000

Par Value                             $ .01
Shares Authorized                 1,000,000
Shares Issued And Outstanding       159,217

NOTE 9	SUMMARY OF SUBSIDIARIES

The Company operates and/or maintains 9 wholly-owned subsidiaries. Certain of these subsidiary corporations are used to produce and/or market individual motion pictures or television productions. Currently, three of the motion picture production subsidiary corporations are active. World Wide Productions, Inc., for the purpose of producing the specialty television production tentatively entitled 'Classic Car' (in production) and the feature length motion picture tentatively entitled "Along for the Ride" (in development); World Wide Entertainment, Inc., for the purpose of distributing the completed full length motion picture entitled "Amy", and producing the feature length motion picture tentatively entitled "Mr. Corklesby" (in development);
and World Wide Films Inc., which has recently completed the production of the feature length motion picture entitled
"Shattered Illusions" (in distribution). The Company operates one diversified subsidiary which is related to the Company's core industry, World Wide Film and Television Institute, Inc. The
Institute's business is the development, production, marketing, and implementation of educational symposiums, workshops, lectures and forums in areas covering the entertainment industry, specifically film and television financing, packaging, production, marketing/distribution, and the networking process that accompanies the entertainment business. Revenue is created primarily from the sale of tickets to these events. Primary symposiums are designed to be held annually and to accommodate
250 - 1000 people per event. Workshops are designed to be held in between the primary symposiums and to accommodate a maximum of 15 individuals. The symposium and workshop events are further designed to be duplicated in major cities around the country when and if appropriate.

NOTE 10	SUMMARY OF STOCK OPTIONS, EMPLOYMENT CONTRACTS,
		ASSOCIATES, POTENTIAL DILUTION,  CONTINGENT
		LIABILITY AND ACCRUED PROFESSIONAL FEES

The Company has provisions for the issuance of options to
purchase shares of its Common Lettered Stock and certain of its
Preferred Stock now issued has conversion provisions wherein the holder may convert his/her Preferred shares to Common Lettered
Stock under certain conditions.  There are one hundred and fifty six thousand two hundred seventeen (156,217) shares of Preferred
Stock outstanding that is potentially convertible to shares of
Common, dependent upon the market price of the Common Stock as
determined by one or more exchanges.   (See table below for
potential conversion of Preferred Stock to Common Stock.)  The
Company, from time to time, has entered into agreements to issue its Common Lettered Stock for certain goods and services and arrangements beneficial to the ongoing activities of the Company.
 Further, various employee contracts, non-exclusive associates agreements, and service or purchase contracts contain provisions for stock issuance.  The Company expects to continue to enter into such agreements subject to all applicable securities law.
The potential contingent dilution from the issuance of the above
Common Stock for these purposes is nine million four hundred and ninety eight thousand three hundred forty (9,498,340) shares.  At
December 31, 2000, the Company had an unpaid contingent salary liability to its President and Chief Executive Officer, Paul D.
Hancock.  Mr. Hancock has waived accumulated back salary of three million eighty thousand dollars ($3,080,000).  However, the
corporation will approve either the issuance of Preferred and/or
Common Stock or stock options as compensation therefor. Payment of accrued and previously expensed professional fees of two
hundred and sixty nine thousand one hundred ninety one dollars
($269,191) (including legal, accounting and financial advisory services) have been waived by the providers of those services, who are also stockholders, and accounted for as contributed
capital.

OUTSTANDING CONVERSION RATIO FROM PREFERRED TO COMMON:
					                  Preferred Stock
   			    		        Price per Share Conversion  Common
							    ----------------------

           Par    No. of     Conversion    Market    Shares
Series     Value    Shares      Ratio*     Price     After
                                                      Exchange
-------    -------  ------     -------     -------	   -------
A          $10.00    20,000      1x1         $10.00     20,000
B             .01       717      1x20         10.00     14,340
C             .01     1,000      1x20          3.00     20,000
D&E           .01    26,000      1x20          5.00    520,000
F&G          .01      51,000      1x2         5.00      102,000
H&I          .01      15,000      1x10        5.00      150,000
J            .01       7,500      1x20         .10      150,000
K            .01      10,000       -0-         -0-          -0-
L            .01      25,000       -0-         -0-          -0-
           Totals    156,217                            976,340

* Preferred to Common

NOTE 11	COMMON STOCK RESTRUCTURING

Pursuant to recent shareholder action (Annual Shareholder's Meeting of December 8, 2000) to approve management recommendations, on September 24, 1998, the corporation's Board of Directors adopted resolutions for the possibility of (a) 'to amend Article 3 of the Articles of Incorporation of the Company to add Section (12) stating that "the Board of Directors may effect a stock combination restructuring (reverse stock split) of the Corporation's outstanding shares of Common Stock class of securities if the Board of Directors in their sole judgment believe such restructuring is in the best interest of the Corporation' and (b) 'file the foregoing amendment with the State of Michigan Securities Bureau, the Company's state of incorporation, to restate the Company's
certificate of incorporation.'   This action, if taken by the
Company's Board of Directors, would amend the Company's Restated Certificate of Incorporation and Articles of Incorporation (the "Amendment") to: (i) effect a stock combination restructuring (reverse stock split) of the Company's outstanding shares of the Common Stock class of securities (the 'Reverse Split'), and (ii) to provide for the payment of cash in lieu of fractional shares otherwise issuable in connection therewith. In this regard, the Reverse Split, if effected, will not change the number of the Company's authorized shares of Common Stock or the par value of the Common Stock.

NOTE 12	NOTE RECEIVABLE, NOTE PAYABLE, LETTERS OF CREDIT,
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

The Company currently utilizes a seventy thousand dollars ($70,000) primary line of credit with the Wells Fargo Bank of California to accommodate its daily cash flow needs and occasionally uses its credit lines at other financial institutions and with its vendors and suppliers.

NOTE 13	YEAR 2000 ISSUE

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

DIRECTOR AND/OR
EXECUTIVE OFFICER                          FIRST ELECTED    TERM OF
NAME AND AGE              POSITION         OR APPOINTED     OFFICE

Charles Bailey            Chairman of the      1985          2002
Age 68                    Board of Directors

Paul D. Hancock	           President/Chief      1977      Director/2003
Age 45                    Executive Officer               Officer/2015
                                                          and Director

A. Robert Sobolik         Exec. Vice President  1981      Director/2003
Age 65                    Treasurer and Director          Officer/
                                                           Indefinite

Larry Epstein, Esq.       Secretary             1989     Director/2001
Age 52                    Director                       Officer/
                                                         Indefinite

John R. Woodward         Vice President,        1982     Director/2002
Age 50                   Film Production and             Officer/
                         Distribution                    Director
											Indefinite

George T. Lindsey        Vice President,        1982     Director/2002
Age 63                   Creative Development            Officer/
                                                         Director
											Indefinite

James J.Aitken,C.P.A.    Vice President,        1982     Director/2002
Age 65                   Finance and                     Officer/
                         Administration                  Director
                                                         Indefinite

John D. Foley            Director               1990     2001
Age 50

Robert E. Capps, Jr.     Director               1990     2001
Age 50

Lewis O'Neil             Director               1998	    2003
Age 49

Ben Whitfield Jr. Esq.   Director               1980     2001
Age 51

Brendan Cahill           Director               1986     2003
Age 54

Alex Trebek              Director               1987     2001
Age 60

Leroy J. Steele          Director              1987      2001
Age 78

Robert Lisnow            Director              1998      2003
Age 51

Joseph Dyson, C.P.A.	    Director              1983     	2003
Age 68

Peter Lallos             Director              1988		    2003
Age 67

Philip Langwald          Director              1985      2002
Age 94

Fred Baron	              Director               1994	      2002
Age 49

Charles Newirth	         Director               1994	      2002
Age 45

Tony Miller             Associate V.P.          1999     Indefinite
Age 55                  Production

Brian J. Patnoe	         Associate V.P.         1986     Indefinite
Age 42                  Administration

Michael Maghini         Associate V.P.          1985     Indefinite
Age 43                  Finance


CHARLES C. BAILEY, age 68* - Mr. Bailey is the Chairman of the Board of the Company. Mr. Bailey has most recently been the producer of a variety of Broadway and other theatrical stage productions including the award winning musical "My One and Only" with Twiggy and Tommy Tune, "Stardust" with Sean Young, 'Lucky Guy' with Faith Prince, and "Dream" with Lesley Ann Warren and Margaret Whiting. In addition, he is the Executive Producer of King Street Productions, a theatrical production company in New York City, which develops and produces Broadway and regional stage productions. Prior to his professional Broadway activities, Mr. Bailey was Senior Vice President of Thompson McKinnon Securities Inc. and previously Vice President of Prudential Bache Securities (now Prudential Securities), both in New York and two of Wall Street's leading investment banking firms. As a fully licensed investment banker with Prudential Bache and Thompson McKinnon, Mr. Bailey prepared a wide variety of multi-million dollar national municipal bond issues for the capital markets and was responsible for the underwriting of those and other issues. In conjunction with Mr. Bailey's investment banking responsibilities, he was the principal of O.B. Bailey Associates, a financial advisory service. He has been involved in international business and finance for more than 35 years, encompassing organizations and enterprises throughout the Orient, Europe, South America and the Middle East. He is a graduate of Hamilton College in New York and a member of several professional organizations including past National Director, International Director of the United States Junior Chamber of Commerce and Commission Chairman of Junior Chamber International
(JCI).

PAUL D. HANCOCK*, age 45 - Mr. Hancock is the President and Chief Executive Officer of the Company. He is the founder and developer of its film/television production concept and corporate mission objectives, and has served as President and Chief Executive Officer since its inception. Prior to and during his tenure with the corporation, he has functioned as a production and business advisor to various film financing and production companies and has supervised the development/packaging and production of a wide variety of moderately budgeted/cost-controlled feature film and television projects. Mr. Hancock was responsible for leading one of the first exploratory film finance teams to the Wall Street capital markets in the late 1970's in order to develop and encourage motion picture financing by the investment banking community. He was instrumental in the formulation of entertainment industry relationships specifically in moderate budget feature film production financing with companies such as E.F. Hutton & Co.; Kidder, Peabody and Prudential-Bache Securities. Mr. Hancock has also been a lecturer on various aspects of the entertainment industry, entrepreneurship and finance at University Graduate Schools of Business, seminars and conferences, is a frequent radio talk show guest discussing independent film financing, production and marketing, and is published in various print media encompassing film and television industry topics. He has developed and maintained a specialized expertise in and conducted diverse consulting for motion picture and television financial packaging, specifically for public securities offerings, private sector investments and commercial banking. He was previously employed in a variety of management capacities in the theater and hotel businesses for Farber Enterprises and Ramada Incorporated. Mr. Hancock attended the Cranbrook Academies, Eastern Michigan University, and the University of California at Los Angeles.
 He belongs to several professional organizations including the Academy of Television Arts and Sciences.

A. ROBERT SOBOLIK*, age 65 - Mr. Sobolik is the Executive Vice President and Treasurer of the Company. He has previously held senior corporate positions including Vice President of Operations for Stratavision Inc. in Southern California specializing in computer software development. Mr. Sobolik has been a financial consultant and advisor to various international and U.S. Fortune 500 corporations including HRT Industries; Senior Consultant/financial services, Saudi Airlines in Saudi Arabia and Senior Project Manager for Sierra Power Co. and the Texas Legislative Counsel. Prior to his consulting services, he was Project Manager and Director for computer systems in corporate development with the U.S. Borax Chemical Corporation and before that supervised computer operations, computer systems and corporate data processing. He has also been a Manager and Controller of computer operations for a major Los Angeles based corporation.
Mr. Sobolik has served in corporate management for more than twenty-five years in business, finance and industry throughout the western U.S. and abroad.

LARRY EPSTEIN, age 52 - Mr. Epstein is the Secretary of the Company.
 He is a practicing attorney in Southern California He has been a sole practitioner since 1987 specializing in business, family and entertainment law. He was previously involved for three years as Executive Vice President and in-house legal counsel to Cherrystone Pictures, Inc., an independent feature film production company based in Los Angeles, and in that capacity oversaw all corporate and administrative fiduciary responsibilities of the company and orchestrated all documentation for domestic and international co-ventures and related agreements. Prior to his production company involvement, Mr. Epstein was a Senior Partner in the Los Angeles-based law firm of Abouaf, Epstein, Meyers & Gronemeier, specializing in business, tax, and entertainment law. He is a member of the State Bar of California, San Fernando Valley Bar Association, Los Angeles County Bar Association and The American Bar Association. Mr. Epstein has sat for 7 years as special referee and judge for the State Bar of California and is also currently Judge Pro Tem for the Superior Court, State of California, County of Los Angeles.

JOHN R. WOODWARD, age 50 - Mr. Woodward is the Vice President for Film Production of the Company. He is responsible for the technical production procedures of the film and television projects the Company produces or co-produces. His career has spanned more than 20 years of both independent and studio film and television production for numerous companies such as Twentieth Century Fox, Paramount Pictures, Sony Pictures, Jerry Bruckheimer Films and Castle Rock Entertainment.
 Including studio involvement, he was executive in charge of production for independent production company Melco General,
Incorporated in Los Angeles.   He has been a senior member of the
production team for a wide variety of film and television projects, including most recently "Liar Liar", "Gattaca", "Wild Thing", "Sweet Dreams", "Flashdance", "The Manitou", "Tales from the Crypt", "Young Guns II", "Universal Soldier", and the recent Academy Award nominated "Shawshank Redemption", among many others. Mr. Woodward has additionally been associated with and instrumental in productions at other major studios such as Warner Brothers, Columbia, Disney, the C.B.S. Studio Center, Samuel Goldwyn, and Bavaria-Atelier Studio in Germany. His television commercial background is varied having worked on commercials for the Sony Corporation, Lincoln- Mercury, and Pepsi. He has specialized training and expertise in pre-production through post production coordination and requirements, and film production budget control. He holds a Bachelor of Arts degree in Visual Arts, a Masters degree in Cinema Production, and is a member of the Director's Guild of America.

GEORGE T. LINDSEY, age 63 - Mr. Lindsey is the Vice President of Creative Development of the Company. He is responsible, with the production committee, for the selection and development of film projects for the Company. His film career spans over twenty-five years of literary and production film work. He has most recently completed writing feature film projects for New West Films Corp. He has been associated in the past with film production houses and television stations, including service as an executive producer and director on the staff of the National Broadcasting Company and its
affiliate W.R.C.-T.V. and W.I.T.F.   Formerly, as President of a
motion picture production company, he produced documentaries and docudramas throughout Europe, Africa, and South America. He has worked with such talent as Eli Wallach, Henry Fonda, Raymond Massey, Leonard Nimoy, Brock Peters and Lorne Green. Mr. Lindsey has done in-depth work in the field of pre-production of motion picture projects and has earned over eighteen national film awards for film and television productions, including regional emmy awards, local emmy awards, the N.E.T. award for excellence in film production along with gold, silver and bronze medals in film production from the New York International Film Festival. He is a member of the Writer's Guild of America, West, Inc. and the Director's Guild of America.

JAMES J. AITKEN, age 64 - Mr. Aitken is the Vice President of Finance and Administration of the Company. He is responsible for the overall business management and administrative systems of the Company. He is a Certified Public Accountant and was formerly a Partner and Regional Manager for Ernst & Whinney (now Ernst & Young), a national and international public accounting firm. His experience while engaged in public accounting encompassed a wide variety of clients including many companies in the entertainment industry including television, radio, cablevision and professional sports teams. Mr. Aitken has led many conferences and advanced workshops in professional management and accounting sponsored by Ernst & Whinney. He has also been an instructor and professor of business and finance and accounting courses at the University level. He is a member of the American Institute of Certified Public Accountants and several other professional societies and organizations related to business management and finance.

JOHN D. FOLEY, age 50 - Mr. Foley is currently President, Worldwide Distribution for October Films and was previously Executive Vice President of City Cinemas, a theatrical exhibition corporation in New York, and Executive Vice President of Miramax Films overseeing all theatrical acquisitions and distribution. Prior to Miramax, he was President of MGM/UA and was recruited by MGM in 1987 as Vice President/Sales where he managed domestic sales in the Southern and Western divisions of the United States. In 1989 he was named President, managing all North American activities for the company. Certain recent Miramax and MGM production successes he was instrumental in include "Pulp Fiction", "Benny and Joon" and "Untamed Heart". Other past productions he has been instrumental in include "Rainman", "A Fish Called Wanda", and "Moonstruck". Mr. Foley began his film career in 1975 on the East Coast with Columbia Pictures. He held various management positions with Columbia during his tenure with the company, encompassing regional sales throughout the midwest and southern United States. In 1986, DeLaurentis Entertainment Co. recruited him as Vice President of Distribution to establish the distribution operations for the company's opening in 1986.

ROBERT E. CAPPS, JR., age 50 -   Mr. Capps, most recently Executive
Vice President-Film for United Artists, has been involved in the marketing, distribution and exhibition of feature motion pictures for more than 25 years. Formerly, Senior Vice President and General Sales Manager for Tri Star Pictures, he has been instrumental in the development of new film marketing technology strategies for the motion picture industry, primarily the theatrical market. He has been directly involved in the building and expansion of distribution departments for companies such as Columbia Pictures, Paramount Pictures, and MGM. Mr. Capps was an instrumental force over the span of his career in the distribution and exhibition of a wide variety of both major and independent feature films including such classic film productions as the "Terminator" films, "Legend of Boggy Creek", and "Where the Red Fern Grows". He has also been a consultant to such major domestic and international exhibitor chains as Mann, Loew's and AMC.

LEWIS O'NEIL, age 49 - Mr. O'Neil was most recently Executive Vice President, Domestic Distribution for Polygram Filmed Entertainment overseeing all domestic theatrical exhibition of Polygram Films. Prior to Polygram he was Senior Vice President, domestic theatrical distribution for Twentieth Century Fox Film Corporation overseeing all theatrical exhibition of Fox Film throughout the western United States. Prior to his tenure with Fox, he was Executive Vice President of Metropolitan Theaters, a regional exhibition chain in the southwest. Certain major feature films Mr. ONeil has been instrumental in the distribution of include "Rocky", "Ghostbusters", "Dances with Wolves", "Star Wars Trilogy" and "Independence Day". He has also been a consultant in the area of theatrical exhibition and distribution to various independent producers, production companies and industry professionals including Michael Ovitz (Artists Management Group), the new entertainment website iAM.com, and the recent advance in theatrical film projection known as Maxivision.

ROBERT LISNOW, age 51 - Mr. Lisnow is currently a practicing attorney in Southern California, with an emphasis in business transactional/entertainment law and litigation. He was formerly a partner in the law firm of Karpel, Karpel & Lisnow located in Los Angeles specializing in business, entertainment and real estate litigation. Mr. Lisnow's business and corporate background also includes past managing director of Forstmann & Rayfield (formerly Forstmann & Co.), a venture capital/investment banking firm overseeing a multi-million dollar portfolio of various industries throughout the world including high technology, global communications and environmental sciences. Prior to Forstmann & Co., Mr. Lisnow was a principal in the artist management firm of Mitchell, Lisnow Business Management, Inc. overseeing the careers of a wide variety of theatrical and commercial performers such as television and screen artists James Best, Tim Reid and Frank Bonner. More recently, Mr. Lisnow has acted in the capacity of Managing Member/Counsel of Intermedia Video Products (LLC), a VSDA (Video Sales Dealers Association), MPAA (Motion Picture Association of America) approved supplier of videotape, video equipment and video services with major film and television industry clients.

BENJAMIN WHITFIELD, JR., ESQ., age 51 - Mr. Whitfield is presently a practicing civil attorney with an emphasis in the field of entertainment law. He has served as United States Assistant District Attorney and as an Assistant Attorney General. Mr. Whitfield is a member of the law firm of Wright, Reed & Whitfield, P.C., one of the entertainment law firms serving the corporation.

BRENDAN CAHILL, age 54 - Mr. Cahill was most recently Vice President for Music and Creative Affairs for Universal Studios. Prior to his employment with Universal, he was Vice President in charge of creative affairs and musical director at Columbia Pictures and is currently a development and production consultant in the film/television industry and production consultant to Michael Phillips and Michael Douglas (Michael Douglas Productions). He has in the past been a personal advisor for production and musical affairs to Steven Spielberg (Amblin Light Entertainment), having been involved with such film projects as BACK TO THE FUTURE, CLOSE ENCOUNTERS OF THE THIRD KIND and E.T., THE EXTRA TERRESTRIAL. In the 1960's, Mr. Cahill was credited with being intregal in the success of such musical groups as the Birds, Jefferson Starship, and the Monkees, and was executive producer on the successfully syndicated television show, THE PARTRIDGE FAMILY for ABC. Other feature film and television production credits for Mr. Cahill include CALIFORNIA SUITE, THE BREAKFAST CLUB, OUT OF AFRICA, MIAMI VICE, and the Emmy Award winning MURDER SHE WROTE.

ALEX TREBEK, age 60 - Mr. Trebek has been involved in the television industry for over twenty-five years as a producer, host and innovator of a wide variety of entertainment shows. He has produced and hosted the internationally successful gameshow JEOPARDY which has been the second highest rated television show in syndication. Mr. Trebek was also the host of the successful television game show CLASSIC CONCENTRATION. As a television media executive, he is currently developing other projects for television and film as well. Mr. Trebek, originally from Sudbury, Ontario, Canada, worked for the Canadian broadcasting company (C.B.C.) throughout the 1960's and early 70's before relocating to the United States in 1973.

LEROY J. STEELE, age 78 - Mr. Steele's background encompasses over 40 years as an executive with various corporations within the United States and in Canada, including Executive Vice President and Chief Operating Officer for Bullock's company in Los Angeles, Vice President and General Manager for the Boston stores on the Eastern seaboard, and Chairman of the Board/Chief Executive Officer for A.J. Freeman Ltd. in Ottawa, Canada. Mr. Steele has also been a business management consultant and advisor for many years.

JOSEPH DYSON*, age 68 - Mr. Dyson is currently the President and Chief Executive Officer of Health Care Capital Corp. of California. He was formerly Vice President and Manager of Merrill Lynch's Western Regional Health Care Finance Department and Vice President of First America, a financial consulting firm. In addition he was Managing Vice President of Telco Capital Corporation and employed by a national accounting firm. Prior to his private sector work, he was engaged at the Department of Health, Education and Welfare where he served as acting Regional Program Director of the Hill-Burton Program as well as special consultant to other regional loan offices. He is a Certified Public Accountant and has served as an official for the U.S. Securities and Exchange Commission.

PETER LALLOS, age 67 - Mr. Lallos was most recently Senior Vice President for the investment banking firm of Bear, Sterns & Co. in New York City. He has previously held senior corporate positions including Managing Director for Manufacturer's Hanover Trust Company, Senior Vice President - E.F. Hutton & Co. and Senior Vice President - Donaldson, Luftkin & Jenrette. Mr. Lallos' Wall Street expertise encompasses more than 25 years of investment banking, commercial banking and specialized public and corporate financing around the world.

PHILIP LANGWALD, age 94 - Mr. Langwald is Chairman Emeritus of the Board of Directors of the Company and is currently a retired municipal administrative executive. He has been involved with land development and appraising for real estate and managing the construction and development of shopping and residential areas in the midwestern United States. He was formerly with the United States Department of Labor and Internal Revenue Audit Division.

FRED BARON, age 49 - Mr. Baron is currently Senior Production Executive for Twentieth Century Fox Film Corp. where he is responsible for all phases of production oversight for all feature film production at the studio. Prior to his studio involvement, he was production representative at HBO, overseeing a wide range of features and M-O-Ws. Mr. Baron has also acted as co-producer on television productions such as TALES FROM THE CRYPT and production coordinator and production supervisor on a wide variety of independent motion picture/television production.

CHARLES NEWIRTH, age 45 - Mr. Newirth is currently an established independent producer and executive producer in the motion picture industry and has been responsible for the production of such major motion pictures as the recently released "Patch Adams" with Robin Williams, "City of Angels" with Meg Ryan and Nicolas Cage, the Academy Award winning and highly successful "Forrest Gump" with Tom Hanks, as well as "Bugsy" with Warren Beatty, "Toys" with Robin Williams, and "The American President" with Michael Douglas. His career in feature film production has also included production manager for such films as "Pretty in Pink", "Robocop", and "The Abyss". In addition, he has worked in other diverse senior production positions as production supervisor, production coordinator, and location manager.

TONY MILLER, age 55 - Mr. Miller is a veteran of more than 25 years in the motion picture industry. His job responsibilities within the industry have included co-production, editing and post production supervision for a wide variety of feature film and television projects. He has acted in the capacity of editor of over 40 feature films and 50 television productions. He has also produced 10 feature films, 180 television commercials, a variety of music videos, as well as directed and edited electronic video press kits. Mr. Miller was in charge of production for the Cinamerica Satellite Network and The Professionals Group, both located in Southern California, supervising a variety of different types of film and video productions. He has also served in numerous production capacities for New World Pictures, United Artists, MGM, A&M Records, CBS and Universal Pictures. He was the executive producer, editor and post production supervisor for the Witchcraft series of feature films, the most successful direct to video film series ever produced. He has won numerous awards including the Houston World Fest Gold Award for best dramatic picture, as co-producer and editor of the feature film
DREAMRIDER with James Earl Jones.   Mr. Miller is a graduate of
the University of California, Los Angeles and was the head of the film and television department at the prestigious Harvard Westlake School in No. Hollywood, California.

BRIAN J. PATNOE, age 42 - Mr. Patnoe's tenure with the corporation began in 1987 as Executive Assistant in the areas of finance and administration. In 1989, he was elevated to the post of Associate Vice President, Administration, working as key liaison between senior officers of the corporation and members of the Board of Directors. His responsibilities also included monitoring and maintaining WWMPC's corporate due diligence data information, finance material information, and monitoring basic stockholder relations. He has worked closely with senior management of the company in the negotiations of co-financing production scenarios with domestic and foreign companies, consortiums, and independent financiers. Mr. Patnoe has also been associated with Siemen's and Motorola ISG as national accounts manager and McDonnell Douglas Corporation as a configuration management analyst and product definition specialist; both senior technical and analytical corporate administrative positions assuring quality control and infrastructure communications.
 He maintains a degree in Business Administration and Economics from California State University, Fullerton and a Masters in Business Administration from the University of Southern California.

MICHAEL MAGHINI, age 43 - Mr. Maghini was most recently Vice President with Eden Financial Group, a Wall Street investment banking firm providing wholesale financial products to associate brokerage firms around the country, as well as a Managing Partner and Vice President with Famco, Inc. a real estate holding company in New York City. Mr. Maghini's well established financial experience, including his executive association for investment with the Putnam's Golden Scale Council, and his membership in the Million Dollar Round Table Club, complement his past investment management and development training with Paine Webber. Prior to Paine Webber, he held an investment executive position with Thompson McKinnon Securities. Mr. Maghini has helped develop the investment banking division of a major New York financial firm and has also managed a variety of many diverse institutional and, private investment portfolios. He is a graduate of Southern Connecticut University where he received his Bachelor of Science Degree in Political Science and Economics.

* (Indicates members of the Executive Committee)


FAMILY RELATIONSHIPS

There are no family relationships among directors, executive officers or persons chosen by the Company to be nominated as a director or appointed as an executive officer of the Company or any of its affiliated subsidiaries.

Item 10.	Executive Compensation.

The summary compensation table below sets forth certain information for all compensation, including: annual, longterm and stock compensation paid for services rendered to the Company in all capacities for the fiscal years ended December 31, 2000, 1999, and 1998.

SUMMARY COMPENSATION TABLE
                                    Annual Compensation    Long-Term Compensation
                                                                  Awards           Payouts

                                                           Restricted Securities
Name and Principal                           Other Annual   Stock     Underlying
     Position       Year    Salary   Bonus   Compensation   Awards    Options/    LTIP    All Other
                                                             SARs     Payouts Compensation
   (a)              (b)     ($)(c)   ($)(d)   ($)(e)       ($)(f)    ($)(g)      ($)(h)    ($)(i)
Charles Bailey**    2000      0         0          0          0         0          0           0
Chairman of the     1999      0         0          0          0         0          0           0
    Board           1998      0         0          0          0         0          0           0

Paul D. Hancock*/** 2000   370,000      0          0          0      250,000       0           0
President, CEO ***  1999   355,000      0          0          0      250,000       0           0
                    1998   340,000      0          0          0      250,000       0           0

A. Robert Sobolik   2000      0         0          0         0        25,000       0           0
Exec. V.P., */**    1999      0         0          0         0        25,000       0           0
    Treasurer       1998      0         0          0         0        25,000       0           0

Larry Epstein */**  2000      0         0          0         0        500,000      0           0
Secretary           1999      0         0          0         0        500,000      0           0
                    1998      0         0          0         0        500,000      0           0

John R. Woodward*/**2000      0         0          0         0        50,000       0           0
Vice President      1999      0         0          0         0        50,000       0           0
                    1998      0         0          0         0        50,000       0           0

George T Lindsey*/**2000      0         0          0         0        25,000       0           0
Vice President      1999      0         0          0         0        25,000       0           0
                    1998      0         0          0         0        25,000       0           0

James J. Aitken */**2000      0         0          0         0        25,000       0           0
Vice President      1999      0         0          0         0        25,000       0           0
                    1998      0         0          0         0        25,000       0           0

John R. Foley**     2000      0         0          0         0       100,000       0          0
Director            1999      0         0          0         0       100,000       0          0
                    1998      0         0          0         0       100,000       0          0

Robert E Capps Jr.**2000      0         0          0         0        50,000       0          0
Director            1999      0         0          0         0        50,000       0          0
                    1998      0         0          0         0        50,000       0          0

Lewis O'Neil        2000      0         0          0         0        50,000       0          0
Director            1999      0         0          0         0        50,000       0          0
                    1998      0         0          0         0           0         0          0

Benjamin Whitfield**2000      0         0          0         0        25,000       0          0
  Jr.               1999      0         0          0         0        25,000       0          0
Director            1998      0         0          0         0        25,000       0          0


Brendan Cahill**    2000      0         0          0         0        20,000       0          0
Director            1999      0         0          0         0        20,000       0          0
                    1998      0         0          0         0        20,000       0          0

Alex Trebek**       2000      0         0          0         0        20,000       0          0
Director            1999      0         0          0         0        20,000       0          0
                    1998      0         0          0         0        20,000       0          0

LeRoy J. Steele**   2000      0         0          0         0         0           0          0
Director            1999      0         0          0         0         0           0          0
                    1998      0         0          0         0         0           0          0

Robert Lisnow       2000      0         0          0         0         0           0          0
Director            1999      0         0          0         0         0           0          0
                    1998      0         0          0         0         0           0          0

Joseph Dyson**      2000      0         0          0         0        25,000       0          0
Director            1999      0         0          0         0        25,000       0          0
                    1998      0         0          0         0        25,000       0          0

Peter Lallos **     2000      0         0          0         0          0          0          0
Director            1999      0         0          0         0          0          0          0
                    1998      0         0          0         0          0          0          0

Philip Langwald**   2000      0         0          0         0          0          0          0
Director            1999      0         0          0         0          0          0          0
                    1998      0         0          0         0          0          0          0

Fred Baron **       2000      0         0          0         0          0          0          0
Director            1999      0         0          0         0          0          0          0
                    1998      0         0          0         0          0          0          0

Charles Newirth**   2000      0         0          0         0          0          0          0
Director            1999      0         0          0         0          0          0          0
                    1998      0         0          0         0          0          0          0

Tony Miller         2000      0         0          0         0          0          0          0
Associate V.P.      1999      0         0          0         0          0          0          0
                    1998      0         0          0         0          0          0          0

Brian J. Patnoe*    2000      0         0          0         0       100,000       0          0
Associate V.P.      1999      0         0          0         0       100,000       0          0
                    1998      0         0          0         0       100,000       0          0

Michael Maghini*    2000      0         0          0         0        10,000       0          0
Associate V.P.      1999      0         0          0         0        10,000       0          0
                    1998      0         0          0         0        10,000       0          0

<F1>
* Indicates - Although many of the corporate officers have entered into contractual agreements with the Company, certain of the contract's provisions are contingent upon the acquisition of substantial working capital by the Company. Accordingly, certain of the officers do not devote their full-time to the business of the Company.
<F2>
** Indicates - Certain members of the Board of Directors who are not officers of the Company receive a mutually agreeable amount of restricted Rule 144 common stock of the Company for each board meeting that they attend and are also periodically reimbursed for the travel expenses incurred, if any, to attend such meetings.
<F3>
*** Indicates - The President and Chief Executive Officer has waived
his accumulated back salary of $3,095,000.   Also, he has agreed to
waive his current salary indefinitely as long as the Company does not have sufficient funds on hand. In return he has agreed to also accept common stock, or preferred convertible stock of the Company at $.10 per share equivalent or mutually agreeable stock options in lieu of cash, at the Company's discretion, except in the event of a merger or takeover of the Company in which he descents.

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

                                    AMOUNT & NATURE
TITLE	     NAME OF                   BENEFICIAL      PERCENT
OF CLASS  BENEFICIAL OWNERSHIP      OWNERSHIP       OF CLASS
          OFFICERS AND DIRECTORS

Common    James J. Aitken              300,000           .43%
          Vice President, Fin. & Adm.  Sole Ownership
          Corporate Director           Sole Voting Power
          12199 55th Ave.
          Remus, MI 49340

Common    Charles C. Bailey            195,000           .40%
          Chairman of the Board        Sole Ownership
          42 King Street               Sole Voting Power
          New York, NY 10014

Common    Fred Baron                   100,000           .22%
          Corporate Director           Sole Ownership
          531 N. Lillian Way           Sole Voting Power
          Los Angeles, CA 90004

Common    Brendan Cahill               250,000           .54%
          Corporate Director           Sole Ownership
          13816 Bora Bora Way          Sole Voting Power
          Marina Del Rey, Ca 90292

Common    Robert E. Capps, Jr.         92,500            .76%
          Corporate Director           Sole Ownership
          c/o 2120 Main St., Suite 180 Sole Voting Power
          Huntington Beach, CA 92648

Common    Joseph Dyson                 390,000           .47%
          Corporate Director           Sole Ownership
          4216 Caminito Cassis         Sole Voting Power
          San Diego, CA 92122

Common    Larry Epstein, Esq.          601,667          1.25%
          Secretary                    Sole Ownership
          Corporate Director           Sole Voting Power
          11733 Baird Ave.
          Northridge, CA 91326

Common    John D. Foley                300,000           .65%
          Corporate Director           Sole Ownership
          c/o 2120 Main St., Suite 180 Sole Voting Power
          Huntington Beach, CA 92648

Common    Paul D. Hancock              8,770,444        19.03%
          President/C.E.O.             Sole Ownership
          Corporate Director           Sole Voting Power
          124 8th Street, #8
          Huntington Beach, CA 92648

Common    Peter Lallos                 125,000            .27%
          Corporate Director           Sole Ownership
          31 Woodfield Court           Sole Voting Power
          Laurel Hollow, NY 11791

Common    Philip Langwald              500,000           1.08%
          Chairman Emeritus/           Sole Ownership
          Corporate Director           Sole Voting Power
          16032 Lemond Hills Trail #173
          Del Ray Beach, FL 33446

Preferred Philip Langwald              2,500
          Chairman Emeritus/           Sole Ownership
          Corporate Director           Sole Voting Power
          16032 Lemond Hills Trail #173
          Del Ray Beach, FL 33446

Common    George T. Lindsey            692,750           1.50%
          Vice President, Creative     Sole Ownership
          Development/Corporate Director	Sole Voting Power
          3218 S. 101st St.
          Omaha, NE 68124

Common    Robert Lisnow                125,000            .27%
          Corporate Director           Sole Ownership
          10866 Wilshire Blvd.         Sole Voting Power
          Los Angeles, CA 90024

Common    Michael Maghini              283,750            .55%
          Associate Vice President,
          Finance                      Sole Ownership
          48 Stonewall Lane            Sole Voting Power
          Madison, CT 06443-2248

Common    Tony Miller                  10,000             .02%
          Associate Vice President,
          Production	                  Sole Ownership
          14014 Hamlin                 Sole Voting Power
          Van Nuys, CA 91401


Common    Charles Newirth              125,000            .27%
          Corporate Director           Sole Ownership
          c/o 2120 Main St., Suite 180 Sole Voting Power
          Huntington Beach, CA 92648

Common    Lewis O'Neil                 25,000             .05%
          Corporate Director           Sole Ownership
          c/o 2120 Main St., Suite 180 Sole Voting Power
          Huntington Beach, CA 92648

Common    Brian J. Patnoe              932,202           2.02%
          Associate Vice President,    Sole Ownership
          Administration               Sole Voting Power
          17 Blackwood
          Mission Viejo, CA 92692

Preferred Brian J. Patnoe              55,000            2.02%
          Associate Vice President,
          Administration
          17 Blackwood
          Mission Viejo, CA 92692

Common    A. Robert Sobolik           202,000             .44%
          Executive Vice President/   Sole Ownership
          Treasurer                   Sole Voting Power
          Corporate Director
          132 Ascot Place
          Grass Valley, CA 95940

Common    LeRoy J. Steele             50,000              .11%
          Corporate Director          Sole Ownership
          1977 Gramercy Place         Sole Voting Power
          Los Angeles, CA 90068

Common    Alex Trebek                 350,000             .76%
          Corporate Director          Sole Ownership
          c/o 2120 Main St., Suite 180Sole Voting Power
          Huntington Beach, CA 92648

Common    Benjamin Whitfield, Jr., Esq.78,000             .17%
          Corporate Director           Sole Ownership
          9000 E. Jefferson            Sole Voting Power
          Detroit, MI 48214


Common    John R. Woodward             175,071            .38%
          Vice President,              Sole Ownership
          Film Production              Sole Voting Power
          Corporate Director
          850 Alabama Dr., Rte. 2
          Lone Pine, CA 93545

OFFICERS & DIRECTORS AS A GROUP 	14,673,384	           29.46%

OWNERS OF 5% OR MORE OF THE COMPANY'S COMMON EQUITY

Common    Paul D. Hancock              8,770,444          17.61%
          President/C.E.O.             Sole Ownership
          Corporate Director           Sole Voting Power
          124 8th St., #8
          Huntington Beach, CA 92648

Common    Richard D. McLellan, Esq.    2,559,164           7.72%
          c/o 2120 Main St., Suite 180 Sole Ownership
          Huntington Beach, CA 92648   Sole Voting Power

Common    Gordon Estate                2,658,0975           .77%
          c/o 2120 Main St., Suite 180 Sole Ownership
          Huntington Beach, CA 92648   Sole Voting Power

The foregoing totals are based upon Forty Nine Million Seven Hundred Ninety Four Thousand and One Hundred and Fifty Two (49,794,152) common shares of the Company issued and outstanding stock as of December 31, 2000.

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


					WORLD WIDE MOTION PICTURES CORPORATION

March 26, 2001           /s/    A. Robert Sobolik

                         A. Robert Sobolik
                         Executive Vice President/Treasurer