Form 10KSB/A
period 2000-12-31
WORLD WIDE MOTION PICTURES CORP
filed 2001-03-30
CIK 1005502

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

SUMMARY COMPENSATION TABLE
                                    Annual Compensation    Long-Term Compensation
                                                                  Awards           Payouts

                                                           Restricted Securities
Name and Principal                           Other Annual   Stock     Underlying
     Position       Year    Salary   Bonus   Compensation   Awards    Options/    LTIP    All Other
                                                                      SARs     Payouts Compensation
   (a)              (b)     ($)(c)   ($)(d)   ($)(e)       ($)(f)    ($)(g)      ($)(h)    ($)(i)
Charles Bailey**    2000      0         0          0      50,000        0          0           0
Chairman of the     1999      0         0          0      25,000        0          0           0
    Board           1998      0         0          0      25,000        0          0           0

Paul D. Hancock*/** 2000   370,000      0          0          0      250,000       0           0
President, CEO ***  1999   355,000      0          0          0      250,000       0           0
                    1998   340,000      0          0          0      250,000       0           0

A. Robert Sobolik   2000      0         0          0      25,000      25,000       0           0
Exec. V.P., */**    1999      0         0          0      25,000      25,000       0           0
    Treasurer       1998      0         0          0      25,000      25,000       0           0

Larry Epstein */**  2000      0         0          0      25,000      500,000      0           0
Secretary           1999      0         0          0      25,000      500,000      0           0
                    1998      0         0          0      25,000      500,000      0           0

John R. Woodward*/**2000      0         0          0      25,000      50,000       0           0
Vice President      1999      0         0          0      25,000      50,000       0           0
                    1998      0         0          0      25,000      50,000       0           0

George T Lindsey*/**2000      0         0          0      25,000      25,000       0           0
Vice President      1999      0         0          0      25,000      25,000       0           0
                    1998      0         0          0      25,000      25,000       0           0

James J. Aitken */**2000      0         0          0      25,000      25,000       0           0
Vice President      1999      0         0          0      25,000      25,000       0           0
                    1998      0         0          0      25,000      25,000       0           0

John R. Foley**     2000      0         0          0      25,000     100,000       0          0
Director            1999      0         0          0      25,000     100,000       0          0
                    1998      0         0          0      25,000     100,000       0          0

Robert E Capps Jr.**2000      0         0          0      25,000      50,000       0          0
Director            1999      0         0          0      25,000      50,000       0          0
                    1998      0         0          0      25,000      50,000       0          0

Lewis O'Neil        2000      0         0          0      25,000      50,000       0          0
Director            1999      0         0          0      25,000      50,000       0          0
                    1998      0         0          0      25,000         0         0          0

Benjamin Whitfield**2000      0         0          0      25,000      25,000       0          0
  Jr.               1999      0         0          0      25,000      25,000       0          0
Director            1998      0         0          0      25,000      25,000       0          0


Brendan Cahill**    2000      0         0          0      25,000      20,000       0          0
Director            1999      0         0          0      25,000      20,000       0          0
                    1998      0         0          0      25,000      20,000       0          0

Alex Trebek**       2000      0         0          0      25,000      20,000       0          0
Director            1999      0         0          0      25,000      20,000       0          0
                    1998      0         0          0      25,000      20,000       0          0

LeRoy J. Steele**   2000      0         0          0         0         0           0          0
Director            1999      0         0          0         0         0           0          0
                    1998      0         0          0         0         0           0          0

Robert Lisnow       2000      0         0          0       25,000      0           0          0
Director            1999      0         0          0       35,000      0           0          0
                    1998      0         0          0       25,000      0           0          0

Joseph Dyson**      2000      0         0          0       75,000     25,000       0          0
Director            1999      0         0          0       25,000     25,000       0          0
                    1998      0         0          0       25,000     25,000       0          0

Peter Lallos **     2000      0         0          0         0          0          0          0
Director            1999      0         0          0         0          0          0          0
                    1998      0         0          0         0          0          0          0

Philip Langwald**   2000      0         0          0         0          0          0          0
Director            1999      0         0          0         0          0          0          0
                    1998      0         0          0         0          0          0          0

Fred Baron **       2000      0         0          0       25,000       0          0          0
Director            1999      0         0          0       25,000       0          0          0
                    1998      0         0          0       25,000       0          0          0

Charles Newirth**   2000      0         0          0       25,000       0          0          0
Director            1999      0         0          0       25,000       0          0          0
                    1998      0         0          0       25,000       0          0          0

Tony Miller         2000      0         0          0       50,000       0          0          0
Associate V.P.      1999      0         0          0       10,000       0          0          0
                    1998      0         0          0         0          0          0          0

Brian J. Patnoe*    2000      0         0          0       25,000    100,000       0          0
Associate V.P.      1999      0         0          0       25,000    100,000       0          0
                    1998      0         0          0       25,000    100,000       0          0

Michael Maghini*    2000      0         0          0       25,000     10,000       0          0
Associate V.P.      1999      0         0          0         0        10,000       0          0
                    1998      0         0          0         0        10,000       0          0

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


					WORLD WIDE MOTION PICTURES CORPORATION

March 30, 2001           /s/    A. Robert Sobolik

                         A. Robert Sobolik
                         Executive Vice President/Treasurer