Form 10QSB
period 2001-03-31
WORLD WIDE MOTION PICTURES CORP
filed 2001-05-15
CIK 1005502

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE
QUARTERLY PERIOD ENDED
March 31, 2001

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

          Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


          Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practical date:
49,518,652 shares of Common Stock (par value $.001 per share) outstanding on March 31, 2001.

Part I.  Financial Information
Item 1.  Financial Statements

Consolidated Balance Sheets
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of March 31, 2001 and December 31, 2000

                                                                           March 31,        Dec 31,
                                                                              2001             2000
                                                                         (Unaudited)        (Audited)
                                                                              ---------             --------
ASSETS
Cash                                                                    93,172              109,348
Accounts receivable                                           254,122              254,122
Completed motion pictures/
television productions                                   10,493,549           10,493,549
Film properties (screenplays/teleplays)            1,735,467            1,735,467
Equipment                                                           49,937                 49,937
Other assets                                                              - 0 -                    - 0 -
Less accumulated depreciation                     (1,763,764)          (1,762,376)
                    Total Assets                          $ 10,862,483        $10,880,047

LIABILITIES
Accounts payable                                               21,907                 15,811
Common Stock payable                                          104                      164
Preferred Stock payable                                            50                      350
Notes payable                                                     16,300                 16,300
          Total Liabilities                                         38,361                 32,625

STOCKHOLDERS' EQUITY
Common Stock $.001 Par Value,
100,000,000 shares authorized,
49,518,652 and 49,794,152 shares issued           49,518                 49,794
Preferred Stock $.01 Par Value,
1,100,000 shares authorized,
186,217 and 156,217 shares issued                      1,862                   1,562
Additional paid-in capital                             20,688,532          20,697,439
Retained earnings deficit                              (9,915,790)          (9,901,373)
   Total Stockholders' Equity                       10,824,122           10,847,422

TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY         $10,862,483         $10,880,047

<F1>
The accompanying Notes to December 31, 2000 Consolidated
Financial Statements are an integral part of these Financial
Statements.

Consolidated Statements of Income
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2001 and 2000
(Unaudited)

                                                         Three months ended
                                                                March 31,
                                                             -------------------

                                                        2001               2000

                                                         ----                  ----
Revenues                                  $  35,467            $         0

Operating expenses:
     Depreciation                             1,388                 1,388
     Administrative                          8,556                 9,393
     Film reproduction
      and marketing                        39,940                       0

Total operating expense           $  49,884            $ 10,781

          Net income (loss)          $ (14,417)	     $(10,781)

 Earnings available to
  common stockholders                  None             None

Earnings per common share,
assuming full dilution                     None             None

<F1>
The accompanying Notes to December 31, 2000 Consolidated
Financial Statements are an integral part of these Financial Statements.

Consolidated Statement of Cash Flows
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three-Months Ended March 31, 2001 and 2000
(Unaudited)
                                                                  Three months ended
                                                                           March 31,
                                                                       -------------------
                                                                      2001                 2000
                                                                        ----                  ----
Cash flows from operating activities:
  Net Income (loss)                                       $ (14,417)        $(10,781)

Adjustments to reconcile net income
(loss) to net cash provided by or used
in operating activities:
Capital project investment                               39,940                378

Depreciation                                                     1,388              1,388

Changes in assets and liabilities:
  (Increase) Decrease in accounts receivable           -0-                 -0-
  Increase (Decrease) in accounts payable           6,096              (189)

Net cash provided by (used in) operating
activities:                                                          33,007            (9,204)

Financing Activities:
  Proceeds from issuance of stock                    (9,243)            41,100
  Capital Project Investment                           (39,940)

Net increase/decrease in cash                        (16,176)            31,896

Cash balances - beginning of period              109,348             46,639
                         as of January 1, 2001

Cash balances - end of period
                         as of March 31, 2001        $  93,172          $ 78,535

<F1>
The accompanying Notes to December 31, 2000 Consolidated Financial Statements are an integral part of these financial statements.
<F2>
During the first quarter ending March 31, 2001, 664,500 common shares and 30,000 preferred shares were issued for product and services provided by or provided to the Company.

</TABLE


Consolidated Statement of Stockholders' Equity
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Month Period Ended March 31, 2001
(Unaudited)

                      Number of Outstanding                               Additional        Retained
                                     Shares                        Par                 Paid-In        Earnings
                       Common         Preferred        Amount            Capital         (Deficit)       Total
                         --------              -----               ---        -----------          ---------          -----
Balances
Dec. 31,
2000             49,794,152         156,217      51,356     20,672,439    (9,901,373)   10,847,422

Stock Issued
March 31, 2001
Cash              60,000
Services       664,500
Product                                    30,000

Net Profit/Loss                                                                                  (14,417)

3 mos. Ended
  Balances,
   March 31,
     2001      49,518,652         186,217      51,380     20,688,532       (9,915,790)   10,824,122

<F1>
The accompanying Notes to December 31, 2000 Consolidated
Financial Statements are an integral part of these financial statements.

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

Pursuant to recent shareholder action (Annual Shareholder's Meeting of December 8, 2000) to approve management recommendations, on March 24, 1998, the corporation's Board of Directors adopted resolutions for the possibility of (a) 'to amend Article 3 of the Articles of Incorporation of the Company to add Section (12) stating that "the Board of Directors may effect a stock combination restructuring (reverse stock split) of the Corporation's outstanding shares of Common Stock class of securities if the Board of Directors in their sole judgment believe such restructuring is in the best interest of the Corporation' and (b) 'file the foregoing amendment with the State of Michigan Securities Bureau, the Company's state of incorporation, to restate the Company's
certificate of incorporation.'   This action, if taken by the
Company's Board of Directors, would amend the Company's Restated Certificate of Incorporation and Articles of Incorporation (the "Amendment") to: (i) effect a stock combination restructuring (reverse stock split) of the Company's outstanding shares of the Common Stock class of securities (the 'Reverse Split'), and (ii) to provide for the payment of cash in lieu of fractional shares otherwise issuable in connection therewith. In this regard, the Reverse Split, if effected, will not change the number of the Company's authorized shares of Common Stock or the par value of the Common Stock.

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

RESULTS OF OPERATIONS

The Company's revenue for the three months ending March 31, 2001 was $35,467 as compared to $0 for the comparable period of 2000.
The three month period ending March 31, 2001 net loss prior to depreciation expense was $13,040, and net loss before depreciation for the comparable period ending 2000 of $9,393, and after allowance for depreciation the net loss for March 2001 was $14,417 and $10,781 for 2000. For the three months ending March 31, 2001, expenses for the Company's development, production and distribution operations and its miscellaneous operations totaled $39,940 compared to $9,393 for the comparable period of 2000. The increase in operating expenses of March 31, 2001 was primarily attributable to the marketing and distribution of the feature length film entitled "Amy". The increase in revenue attributable to the quarter 2001 is due to increased revenue pursuant to the temporarily limited exploitation of the film projects "Ninth Street" and "Shattered Illusions" and "Amy". The revenue and expenses of the Company are highly erratic due to the nature of the industry; therefore, comparison between time periods are not greatly significant.
There were no resultant per share earnings to common stockholders in March 31, 2001 and March 31, 2000. The
Company derives its revenues from the licensing of its newly created film and television productions, the licensing of its inventory of previously produced films or television productions and fees received for professional services provided to the industry. The Company also receives revenue for the marketing and distribution of product produced or owned by 3rd party producers and production companies. The generation of revenue in the motion picture and television industry is highly competitive which may have a material impact on the Company's financial statements.





The following table presents operations data and selected
statistical information for the periods indicated.
                                                                            Three
                                                             Months Ended March 31,
                                                                    2001              2000
                                                                     ----                ----
Revenues                                             $ 35,467         $         0
Costs and Expenses
          Operating &
          Administration expenses               48,496                9,393
          Depreciation                                   1,388               1,388

Income (Loss)                                     $(14,417)        $ (10,781)

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

The Company's motion picture and television participation strategy has been to expend its resources and to set in place relationships and contracts in preparation for the continued development, acquisitions, production and/or marketing/distribution of quality moderate budget feature length motion pictures, documentaries, docudramas and television productions. The strategy additionally includes the acquisition of screenplays and teleplays suitable for development/packaging and completed motion pictures and television projects for licensing and marketing/distribution opportunities for all applicable sales territories throughout the world. At such time that the above-referred to additional working capital is secured, it is the Company's opinion that substantial revenue will be generated by the existing film and television library and future distribution of potential new product, ultimately realizing its projected return on investment. Arrangements for participation by the Company in various feature film and television productions for the last 24-month period include gross and net revenue participations in the following feature film and television production ranging between 2-60% of worldwide revenue potential including all markets and all media that the particular production is distributed in.(1) In 1997, post production and distribution of the documentary entitled THE OUTLAW TRAIL, 100 YEARS REVISITED, in association with Western Sunset Films, an 8-year old Los Angeles based documentary production company. (2) In 1998, development and production of the television production entitled CLASSIC CAR, in association with SLIM, Inc., a 4-year old Los Angeles based television production company. Other arrangements include marketing and distribution of a feature length film acquired by the Company entitled CITIZEN SOLDIER originally produced by M&D
Productions, a 7-year old Los Angeles based film production company, purchased by the Company in 1995 and providing a 60% gross revenue participation to the Company in perpetuity. Also, in 1995, the Company purchased thirty-seven feature film submaster
(videotape) prints from Stanley Pappas providing 20% of any gross revenue of the product in perpetuity, and the television production series entitled TIPS FOR BETTER HEALTH and MARKET PLACES OF THE
WORLD, both owned and produced by Pacific Pictures Inc., a 9-year old Los Angeles based film and television production company, and providing 5% gross revenue co-production participation to the Company in perpetuity. Additionally in 1995, the Company licensed to Media One Broadcasting, a 12-year old television syndication company, for $71,000 and 40% of net revenue the right to telecast four feature motion pictures and seventeen television productions which the Company owns as part of its completed product library. In
1996 the Company licensed to Wittman Productions Inc., a 4-year old
Los Angeles based film production company, twenty feature films and television productions for $75,000 and 40% of net revenue for the right to telecast and exploit those productions which the Company owns as part of its library. In 1995 and 1996, certain other film and television participations of the Company included development and packaging arrangements, the Company's review and in certain cases, advice and counsel on screenplays and screenplay development scenarios for the subsequent possible packaging and production and distribution of a particular project. The most significant of these productions, their production companies, and percentage of future gross revenue allocated to the Company, were the feature length film entitled CHOICE offered by production company Best Pictures
Inc., a 4-year old Los Angeles based production company, (50%); and the feature length film entitled ALONG FOR THE RIDE offered by production company Wittman Productions Inc., a 4-year old Los
Angeles based production company, (50%). In 2001, the Company expects to produce and/or distribute three or more additional full length feature films or specialty television projects for theatrical and ancillary worldwide exploitation. The productions will be entirely or in large part under the responsibility, control and ownership of the Company. All financing for the completion of the recently completed feature length production entitled SHATTERED ILLUSIONS featuring Morgan Fairchild, Bruce Weitz, Richard Lynch and Dan Monahan was secured and the production was completed and is now in distribution. The feature length production, ALONG FOR THE RIDE and/or MR. CORKLESBY, has approximately 50% of the financing secured and negotiations for the remainder in process. In the month of August 1999, the Company entered into an agreement with Jaguar Entertainment, of Los
Angeles, California, for the purpose of marketing and distributing the feature length motion picture entitled NINTH STREET featuring
Martin Sheen and Isaac Hayes to all domestic non-theatrical ancillary markets including home video, pay television, network television, satellite and DVD. In the month of March 1999, the Company entered into a Co-Distribution Agreement with RGH/Lions
Share Pictures of California for the purpose of co-distributing the feature length motion picture entitled JIGSAW. In the month of August 2000, the Company entered into an acquisitions agreement with SE Larsen Productions for all right, title and interest for two feature motion pictures entitled MALEVOLENCE and THE SECOND
COMING. Terms of the agreement also included the acquisition of all distribution rights worldwide. In August, 2000, the Company began the process of extensive theatrical marketing for its nationwide release of the feature film AMY, winner of over 21 international awards and critically acclaimed. On February 2nd, 2001, AMY was premiered in the Los Angeles area through four major theater chains including AMC, Mann, Loew's and Edwards. Rollout of the film across the United States is scheduled to continue after Los Angeles.







The following is a table showing the comparison of balance sheet data between 2000 and 2001.
                                            Three Months Ended March 31,
CATEGORY                                    2000              2001        % CHANGE
                                                           ----              -----              --------
Net Profit (Loss)                          $  (10,781)     $ (14,417)           -33%
Assets                                     10,108,220    10,862,483            + 8%
Stockholders'Equity                         9,925,830    10,824,122            + 9%
Liability                                     182,390        38,361            -79%
Net Revenues                                        0      $ 35,467           +100%
Inventory                                  11,193,756     12,278,953           +10%

The Company experienced no material changes during the first quarter of 2001 regarding its operations or its financial position relative to first quarter 2001. There are no seasonal or other factors regarding the Company's intra-year operations that require explanation of a percentile swing in inter-quarter reports.

GENERAL

In fiscal 2000 and the first quarter of 2001 the Company continued its involvement in a variety of film and television projects relative to development, acquisitions, packaging, production and marketing/distribution activities. The Company also continued to pursue potential diversified business opportunities that have cash flow possibilities. Management believes that a film or television production's economic success is dependent upon several overlapping factors including general public appetite of a potential genre or performer at the time of release, domestic and international marketing philosophy, applicable usage of existing and new and emerging technology, advertising strategy with resultant penetration and the overall quality of the finished production. The Company's film and television productions may compete for sales with numerous independent and foreign productions as well as projects produced and distributed by a number of major domestic and foreign companies, many of which are units of conglomerate corporations with assets and resources substantially greater than the Company's. Management of the Company believes that in recent years there has been an increase in competition in virtually all facets of the Company's business. Specifically, the motion picture industry competes with television and other forms of leisure-time entertainment. Since the Company may for certain undetermined markets and products distribute its product to all markets and media worldwide, it is not possible to determine how its business as a whole will be affected by these developments and accordingly, the resultant impact on the financial statements. The Company has currently obtained the investment capital to produce and/or distribute a minimum of two full length feature films or specialty television productions within the next two years. In addition to the development, financing, production, and distribution of motion picture and television product, the Company expects to continue to exploit a portion or portions of the Company's completed film and television library to a wide variety of distribution outlets including network television, cable television, satellite broadcast, pay-per-view, and home video sales. Specifically, live action motion pictures are generally licensed for broadcast on commercial television following limited or wide release distribution to theatrical outlets (theaters), home video and pay television. Licensing to commercial television is generally accomplished pursuant to agreements which allow a fixed number of telecasts over a prescribed period of time for a specified license fee. Television license fees vary widely, from several thousand to millions of dollars depending on the film or television production, the number of times it may be broadcast, whether it is licensed to a network or a local station and, with respect to local stations, whether the agreement provides for prime-time or off-time telecasting. Licensing to domestic and foreign television stations (syndication) is an important potential source of revenue for the Company, although in recent years the prices obtainable for individual film and television product in domestic syndication have declined as pay television licensing has grown. The growth of pay television and home video technologies, i.e. DVD (Digital Video
Disk) and HDTV (High Definition television), has had an adverse effect on the fees obtainable from the licensing of film and television product to networks and local television stations. Thereby potentially effecting the Company's ability to generate substantive revenue from this particular venue; however increasing revenue potential in other areas. Conversely, the Company may derive revenue from the marketing and sale, either directly or through licensees, of motion pictures and other filmed or videotaped product on videocassette or Digital Video Disk for playback on a television set or monitor through the use of videocassette recorders ("VCRs"), digital video disk recorders and continued advancements of pay television (cable), satellite broadcast technologies, and Internet applications domestically and internationally. The Company currently holds the distribution rights to 290 motion picture and television titles.The revenue competition relative to existing or pending exploitation agreements of the Company's film and television product library and current and future production and distribution of projects is volatile due to the many technological and innovative changes in the industry and also changes regularly occurring in the international economy.

LIQUIDITY AND CAPITAL RESOURCES

Although the Company experienced positive cash flow prior to provisions for depreciation expense, the Company experienced net losses and negative cash flow from operations for yearend 2000, and
also, as of the comparable period in 1999.   At March 31, 2001, the
Company had $93,171 in cash and no cash equivalents and in the same period, 2000, the Company had $78,535 in cash and no cash equivalents. The Company anticipates that its existing capital resources may be adequate to satisfy its capital requirements for the forseeable future. However, to accomplish the Company's planned activities, it will need to raise additional funds through public or private financings in the form of debt or equity. The Company has available substantial loss carry forwards for federal income tax purposes. The exact amount of the loss carryforwards is uncertain until the Company reaches an understanding with the Internal Revenue Service in that regard.In order to finance its operations, working capital needs and capital expenditures, the Company utilized revenue from licensing fees, loans, proceeds from the private sale of equity securities, deferred compensation, profit participation, and equity in exchange for services and product.

In accordance with the Securities and Exchange Commission "Regulation D", and subject to Rule 144 restrictions, the Company issued 60,000 shares of its common stock and no shares of its preferred stock in first quarter ending March 31, 2001 for cash and 664,500 shares of its common stock and 30,000 shares of its preferred stock for product and services. For the comparable period in 2000, the Company issued 632,000 shares of its common stock and no shares of its preferred stock for cash and no shares of its common stock and no shares of its preferred stock for product and services acquired by or provided to the Company. No proceeds from the sale of the corporation's common stock or preferred stock has ever been used to pay compensation to employees or executives of the Company. The Company was issued a standby irrevocable Letter of Credit from the Huntington Bank, Cleveland, Ohio (now Society Bank), in the amount of fifty thousand ($50,000). The terms of the Huntington Bank Letter of Credit required that, if utilized, the Company would pledge as collateral a portion of its film and television product library. If the Letter of Credit were exercised, the resultant loan would be secured by a commensurate portion of the Company's film and television product library. The Huntington Bank terms also provided that the Company would continue to be able to sell or lease any portion of the product library as long as it retained sufficient material to secure any loans made as a result of the Letter of Credit. The Company currently utilizes a seventy thousand ($70,000) dollar primary line of credit with the Wells Fargo Bank of California, to accommodate its daily cash flow needs and occasionally uses its credit lines at other financial institutions and with its vendors and suppliers.

The following table presents equity and cash flow data for the periods indicated.
                                            Three Months Ended March 31,
                                          2001                     2000
                                         -----                     -----
Stockholders' Equity                 $ 10,824,122              9,925,830
Common Stock Outstanding               49,518,652             49,013,592
Income/Deficit (after                     (14,417)               (10,781)
    depreciation)
Accumulated Deficit                    (9,915,790)            (9,683,983)
Cash                                       93,172                 78,535

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

The Company expects its marketing operations to expand considerably over the next three years. The current inventory and contracts acquired by the Company are now beginning to be more vigorously exploited. As the Company's focus moves from extensive accumulation of product and contracts in an ownership capacity to capital acquisition specifically for marketing purposes using recently developed technologies. A substantial increase in income and/or receivables are anticipated to take place during the first half of 2001. Although the Company is conservative regarding its policy concerning the use of borrowed operating capital, it is now in a position to use its reputation and contacts in the industry to leverage operating funds profitably.

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

                          WORLD WIDE MOTION PICTURES CORPORATION



May 12, 2001        /s/ A. Robert Sobolik
                             A. Robert Sobolik
                             Executive Vice President/Treasurer