Form 10QSB
period 2001-06-30
WORLD WIDE MOTION PICTURES CORP
filed 2001-08-15
CIK 1005502

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
JUNE 30, 2001

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

          Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


          Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practical date: 50,628,652 shares of Common Stock (par value $.001 per share) outstanding on June 30, 2001.

Part I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of June 30, 2001 and December 31, 2000

                                 June 30,         Dec 31,
                                  2001            2000
                               (Unaudited)      (Audited)
                                ---------        --------
Assets
Cash                              68,154        109,348
Accounts receivable              509,291        254,122
Completed motion pictures/
   television productions     10,493,549      10,493,549
Film properties
   (screenplays/teleplays)     1,735,467       1,735,467
Equipment                         49,937          49,937
Other assets                      - 0 -            - 0 -
Less accumulated depreciation (1,765,152)     (1,762,376)

          Total Assets       $11,091,246     $10,880,047


Liabilities

Accounts payable                 92,036          15,811
Common Stock payable                104             164
Preferred Stock payable              50             350
Notes payable                    16,300          16,300

          Total Liabilities     108,490          32,625


Stockholders' Equity

Common Stock $.001 Par Value,
100,000,000 shares authorized,
50,628,652 and 49,794,152 shares
  issued                         50,628          49,794
Preferred Stock $.01 Par Value,
1,100,000 shares authorized,
156,217 shares issued             1,862           1,562

Additional paid-in capital    20,739,022     20,697,439
Retained earnings deficit     (9,808,756)    (9,901,373)

 Total Stockholders' Equity   10,982,756     10,847,422

Total Liabilities
and Stockholders' Equity      11,091,246     10,880,047

<F1>
The accompanying Notes to December 31, 2000 Consolidated
Financial Statements are an integral part of these Financial
Statements.

Consolidated Statements of Income
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Six Months Ended June 30, 2001 and 2000
(Unaudited)


                                        Six months ended
                                            June 30,
                                     ---------     ---------

                                       2001          2000
                                   (unaudited)      (unaudited)
                                      ----           ----
Revenues                           $142,873          $ 90,297


Operating expenses:
     Depreciation                     1,388             1,388
     Administrative                  14,123            17,607
     Film Reproduction & Marketing   21,328

Total operating expense            $ 36,839          $ 18,995

          Net income (loss)        $107,034          $ 71,302


 Earnings available to common
stockholders                            None             None

Earnings per common share,
assuming full dilution                  None             None

<F1>
The accompanying Notes to December 31, 2000 Consolidated
Financial Statements are an integral part of these Financial
Statements.


Consolidated Statement of Cash Flows
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six-Months Ended June 30, 2001 and 2000
(Unaudited)



                                             Six months ended
                                                 June 30,
                                           ---------   ----------
                                          (unaudited) (unaudited)
                                             2001       2000
                                             ----       ----

Cash flows from operating activities:

Net Income (loss)                          $107,034     $ 71,302

Depreciation                                  1,388        1,388

Changes in assets and liabilities:

(Increase) Decrease in accounts receivable   (255,169)   (90,000)
Increase (Decrease) in accounts payable        70,129         40
Increase in Common Stock Payable                    0        206
Increase in Preferred Stock Payable                 0        480
Increase in Completed Films                         0 (1,035,260)

Net cash provided by (used in) operating
activities:                                   (76,618)(1,051,844)

Financing activities:

  Increase in additional paid-in capital       50,490  1,040,164
  Proceeds from issuance of stock
     Common                                       110        452
     Preferred                                      0        250
  Prior period adjustment                       1,000          0

Net increase/decrease in cash                 (25,018)   (10,978)

Cash balances - beginning of period            93,172     78,535

Cash balances - period ended
     June 30, 2001 and 2000                 $  68,154  $  67,557

<F1>
The accompanying Notes to December 31, 2000 Consolidated
Financial Statements are an integral part of these financial statements.
</FN

Consolidated Statement of Stockholders' Equity
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Six Month Period Ended June 30, 2001
(Unaudited)
                Number of
               Outstanding                 Additional    Retained
               Shares             Par       Paid-In      Earnings
           Common    Preferred  Amount      Capital     (Deficit)         Total
          --------    -----      ---      -----------   ---------         -----
Balances
Dec. 31,
2000              49,794,152   156,217   51,356    20,697,439    (9,901,373)   10,847,422


Balances
Mar. 31,
	2001      49,518,652   186,217   51,380    20,688,530    (9,915,790)   10,824,122

Stock Issued
 3 mos.
Ended Jun 30,
2001         110,000

Net profit/(loss),
3 mos. Ended June 30, 2001                                 107,034       107,034

Balances,
June 30,
2001      50,628,652  186,217   52,490     20,739,022   (9,808,756)   10,982,756

<F1>
The accompanying Notes to December 31, 2000 Consolidated Financial Statements are an integral part of these financial statements.


WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(To be read in conjunction with Consolidated Financial Statements for the year 2000)

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

RESULTS OF OPERATIONS

The Company's revenue for the six months ending June 30, 2001 was $107,034 as compared to $71,302 for the comparable period of 2000. The six month period ending June 30, 2001 net income prior to depreciation expense was $108,422, and net income before depreciation for the comparable period ending 2000 of $72,690. For the six months ending June 30, 2001, expenses for the Company's development, production and distribution operations and its miscellaneous operations totaled $35,451 compared to $17,607 for the comparable period of 2000. The increase in operating expenses of June 30, 2001 was primarily attributable to the marketing and distribution of the feature length film entitled "Amy", and the reproduction of film and the marketing of the film project "Ninth Street" and to the Company's change in the method of amortizing the cost of its inventory. The increase in revenue attributable to the second quarter 2001 is due to increased revenue pursuant to the exploitation of the film project "Ninth Street", "Shattered Illusions" and "Amy". There were no resultant per share earnings to common stockholders in June 30, 2001 and June 30, 2000. The Company derives its revenues from the licensing of its newly created film and television productions, the licensing of its inventory of previously produced films or television productions and fees received for professional services provided to the industry. The Company also receives revenue for the marketing and distribution of product produced or owned by 3rd party producers and production companies. The generation of revenue in the motion picture and television industry is highly competitive which may have a material impact on the Company's financial statements.

The following table presents operations data and selected statistical information for the periods indicated.

                                                 Three
                                          Months Ended June  30,
                                           2001          2000
                                           ----          ----
Revenues                                 $ 143,873    $ 90,297
Costs and Expenses
          Operating &
          Administration expenses           35,451      18,995
          Depreciation and amortization      1,388       1,388

Income (Loss)                            $ 107,034    $ 71,302


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

The Company's motion picture and television participation strategy has been to expend its resources and to set in place relationships and contracts in preparation for the continued development, acquisitions, production and/or marketing/ distribution of quality moderate budget feature length motion pictures, documentaries, docudramas and television productions. The strategy additionally includes the acquisition of screenplays and teleplays suitable for development/packaging and completed motion pictures and television projects for licensing and marketing/distribution opportunities for all applicable sales territories throughout the world. At such time that the above-referred to additional working capital is secured, it is the Company's opinion that substantial revenue will be generated by the existing film and television library and future distribution of potential new product, ultimately realizing its projected return on investment. Arrangements for participation by the Company in various feature film and television productions for the last 24-month period include gross and net revenue participations in the following feature film and television production ranging between 2-60% of worldwide revenue potential including all markets and all media that the particular production is distributed in.(1) In 1997, post production and distribution of the documentary entitled THE OUTLAW TRAIL, 100 YEARS REVISITED, in association with Western Sunset Films, an 8-year old Los Angeles based documentary production company. (2) In 1998, development and production of the television production entitled CLASSIC CAR, in association with SLIM, Inc., a 4-year old Los Angeles based television production company. Other arrangements include marketing and distribution of a feature length film acquired by the Company entitled CITIZEN SOLDIER originally produced by M&D Productions, a 7-year old Los Angeles based film production company, purchased by the Company in 1995 and providing a 60% gross revenue participation to the Company in perpetuity. Also, in 1995, the Company purchased thirty-seven feature film submaster (videotape) prints from Stanley Pappas providing 20% of any gross revenue of the product in perpetuity, and the television production series entitled TIPS FOR BETTER HEALTH and MARKET PLACES OF THE WORLD, both owned and produced by Pacific Pictures Inc., a 9-year old Los Angeles based film and television production company, and providing 5% gross revenue co-production participation to the Company in perpetuity. Additionally in 1995, the Company licensed to Media One Broadcasting, a 12-year old television syndication company, for $71,000 and 40% of net revenue the right to telecast four feature motion pictures and seventeen television productions which the Company owns as part of its completed product library. In 1996 the Company licensed to Wittman Productions Inc., a 4-year old Los Angeles based film production company, twenty feature films and television productions for $75,000 and 40% of net revenue for the right to telecast and exploit those productions which the Company owns as part of its library. In 1995 and 1996, certain other film and television participations of the Company included development and packaging arrangements, the Company's review and in certain cases, advice and counsel on screenplays and screenplay development scenarios for the subsequent possible packaging and production and distribution of a particular project. The most significant of these productions, their production companies, and percentage of future gross revenue allocated to the Company, were the feature length film entitled CHOICE offered by production company Best Pictures Inc., a 4-year old Los Angeles based production company, (50%); and the feature length film entitled ALONG FOR THE RIDE offered by production company Wittman Productions Inc., a 4-year old Los Angeles based production company, (50%). In 2002 and 2003, the Company expects to produce and/or distribute two full length feature films or specialty television projects for theatrical and ancillary worldwide exploitation. The productions will be entirely or in large part under the responsibility, control and ownership of the Company. All financing for the completion of the recently completed feature length production entitled SHATTERED ILLUSIONS featuring Morgan Fairchild, Bruce Weitz, Richard Lynch and Dan Monahan was secured and the production was completed and is now in distribution. The feature length production, ALONG FOR THE RIDE and/or MR. CORKLESBY, has approximately 50% of the financing secured and negotiations for the remainder in process. The Company entered into an agreement with Jaguar Entertainment, of Los Angeles, California, for the purpose of marketing and distributing the feature length motion picture entitled NINTH STREET featuring Martin Sheen and Isaac Hayes to all domestic non-theatrical ancillary markets including home video, pay television, network television, satellite and DVD.

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

The following is a table showing the comparison of balance sheet data between 2001 and 2000.
                                                Three Months
                                               Ended June 30,

CATEGORY                                2001               2000
                                        ----              -----
Net Profit (Loss)                      107,034          * 71,302
Assets                              11,091,246        11,221,114
Stockholders'Equity                 10,982,756        11,037,998
Liability                              108,490           183,116
Net Revenues                           142,873            90,297
Inventory                           12,229,016        12,229,016

*Reflects change in method of amortizing completed film inventory.

The Company experienced no material changes during the second quarter of 2001 regarding its operations or its financial position relative to second quarter 2000. There are no seasonal or other factors regarding the Company's intra-year operations that require explanation of a percentile swing in inter-quarter reports.

GENERAL

In fiscal 2000 and the first six months of 2001 the Company continued its involvement in a variety of film and television projects relative to development, acquisitions, packaging, production and marketing/distribution activities. The Company also continued to pursue potential diversified business opportunities that have cash flow possibilities. Management believes that a film or television production's economic success is dependent upon several overlapping factors including general public appetite of a potential genre or performer at the time of release, domestic and international marketing philosophy, applicable usage of existing and new and emerging technology, advertising strategy with resultant penetration and the overall quality of the finished production. The Company's film and television productions may compete for sales with numerous independent and foreign productions as well as projects produced and distributed by a number of major domestic and foreign companies, many of which are units of conglomerate corporations with assets and resources substantially greater than the Company's. Management of the Company believes that in recent years there has been an increase in competition in virtually all facets of the Company's business. Specifically, the motion picture industry competes with television and other forms of leisure-time entertainment. Since the Company may for certain undetermined markets and products distribute its product to all markets and media worldwide, it is not possible to determine how its business as a whole will be affected by these developments and accordingly, the resultant impact on the financial statements. The Company has currently obtained the investment capital to produce and/or distribute a minimum of two full length feature films or specialty television productions within the next two years. In addition to the development, financing, production, and distribution of motion picture and television product, the Company expects to continue to exploit a portion or portions of the Company's completed film and television library to a wide variety of distribution outlets including network television, cable television, satellite broadcast, pay-per-view, and home video sales. Specifically, live action motion pictures are generally licensed for broadcast on commercial television following limited or wide release distribution to theatrical outlets (theaters), home video and pay television. Licensing to commercial television is generally accomplished pursuant to agreements which allow a fixed number of telecasts over a prescribed period of time for a specified license fee. Television license fees vary widely, from several thousand to millions of dollars depending on the film or television production, the number of times it may be broadcast, whether it is licensed to a network or a local station and, with respect to local stations, whether the agreement provides for prime-time or off-time telecasting. Licensing to domestic and foreign television stations (syndication) is an important potential source of revenue for the Company, although in recent years the prices obtainable for individual film and television product in domestic syndication have declined as pay television licensing has grown. The growth of pay television and home video technologies, i.e. DVD (Digital Video Disk) and HDTV (High Definition television), has had an adverse effect on the fees obtainable from the licensing of film and television product to networks and local television stations. Thereby potentially effecting the Company's ability to generate substantive revenue from this particular venue; however increasing revenue potential in other areas. Conversely, the Company may derive revenue from the marketing and sale, either directly or through licensees, of motion pictures and other filmed or videotaped product on videocassette or Digital Video Disk for playback on a television set or monitor through the use of videocassette recorders ("VCRs"), digital video disk recorders and continued advancements of pay television (cable), satellite broadcast technologies, and Internet applications domestically and internationally. The Company currently holds the distribution rights to 290 motion picture and television titles.The revenue competition relative to existing or pending exploitation agreements of the Company's film and television product library and current and future production and distribution of projects is volatile due to the many technological and innovative changes in the industry and also changes regularly occurring in the international economy.

LIQUIDITY AND CAPITAL RESOURCES

Although the Company experienced positive cash flow prior to provisions for depreciation expense, the Company experienced net losses and negative cash flow from operations for yearend 2000,
and also, as of the comparable period in 1999.   At June 30,
2001, the Company had $68,154 in cash and no cash equivalents and in the same period, 2000, the Company had $67,557 in cash and no cash equivalents. The Company anticipates that its existing capital resources may be adequate to satisfy its capital requirements for the forseeable future. However, to accomplish the Company's planned activities, it will need to raise additional funds through public or private financings in the form of debt or equity. The Company has available substantial loss carry forwards for federal income tax purposes. The exact amount of the loss carryforwards is uncertain until the Company reaches an understanding with the Internal Revenue Service in that regard.In order to finance its operations, working capital needs and capital expenditures, the Company utilized revenue from licensing fees, loans, proceeds from the private sale of equity securities, deferred compensation, profit participation, and equity in exchange for services and product.

In accordance with the Securities and Exchange Commission "Regulation D", and subject to Rule 144 restrictions, the Company issued 5,000 shares of its common stock and no shares of its preferred stock for cash and 105,000 shares of its common stock and no shares of its preferred stock for product and services acquired by or provided to the Company in second quarter period ending June 30, 2001. For the comparable period in 2000, the Company issued 6,667 shares of its common stock and no shares of its preferred stock for cash and 445,500 shares of its common stock and 25,000 shares of its preferred stock for product and services. No proceeds from the sale of the corporation's common stock or preferred stock has ever been used to pay compensation to employees or executives of the Company. The Company currently utilizes a seventy thousand ($70,000) dollar primary line of credit with the Wells Fargo Bank of California, to accommodate its daily cash flow needs and occasionally uses its credit lines at other financial institutions and with its vendors and suppliers. A portion of some of the Company's projects are financed by "projects specific" investment participations.

The Company's principal liquidity in the period ending June 30, 2001, included cash of $68,154 and net accounts receivable of $509,291 and in period ending June 30, 2000, included cash of $67,557 and net accounts receivable of $230,122. The Company's liquidity position has remained sufficient enough to support on-going general administrative expense, pilot programs, strategic position, and the garnering of contracts, relationships and film and television product for addition to the Company's library, and the financing, packaging, development and production of two feature films and specialty television projects. Although the Company during 2000 and 2001 experienced revenue, unless the Company has an influx of additional capital, the Company will not be able to accomplish its planned objectives and revenue projections. Accordingly, the Company intends to resolve and provide for its liquidity needs as well as provide for the needed capital resources to expand its operations through a future proposed public offering of its common shares to the public. It is anticipated that such an offering will commence within the next 24 months for an amount to be determined by the Company and underwriter(s) if any. To meet the Company's interim liquidity and capital resources needs while the Company's contemplated public offering is being prepared and examined, the Company is presently investigating the possibilities of future loans and is considering future sales of unregistered common equity to accredited investors under one or more exemptions that provide for the same. In the event a loan is obtained, one of the terms may provide that the same be repaid from the proceeds derived from the Company's contemplated public offering. A primary use of public offering proceeds would be the further exploitation of the Company's current completed product film and television library, participations in completed films, and the continued development, production and marketing/distribution of new film and television production opportunities. The Company continues to discuss acquisitions and mergers with various interested parties.

The following table presents equity and cash flow data for the periods indicated.
                                         Three Months
                                        Ended June 30,
                                      2001         2000
                                     -----        -----
Stockholders' Equity             10,982,756   $11,037,998
Common Stock Outstanding         50,628,652    49,446,067
Income Deficit (before
    depreciation)                   108,422        71,302
Accumulated Deficit              (9,808,756)   (9,612,681)
Cash                                 68,154        67,557


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

                           WORLD WIDE MOTION PICTURES CORPORATION



August 8, 2001            /s/ A. Robert Sobolik
                              A. Robert Sobolik
                              Executive Vice President/Treasurer