Form 10QSB
period 2001-09-30
WORLD WIDE MOTION PICTURES CORP
filed 2001-11-06
CIK 1005502

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
September 30 2001

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

          Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


          Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practical date:
50,628,652 shares of Common Stock (par value $.001 per share) outstanding on September 30 2001.

Part I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of September 30, 2001 and December 31, 2000

                                 September 30,        Dec 31,
                                     2001              2000
                                 (Unaudited)        (Audited)
                                  ---------          --------
Assets
Cash                                  62,383          109,348
Accounts receivable                  627,291          254,122
 Note receivable                           0                0
Completed motion pictures/
television productions            10,493,549       10,493,549
Film properties
(screenplays/teleplays)            1,735,467        1,735,467
Equipment                             49,937           49,937
Other assets                           - 0 -            - 0 -
Less accumulated depreciation     (1,766,540)      (1,762,376)

          Total Assets           $11,202,087      $10,880,047

Liabilities

Accounts payable                      91,596           15,811
Common Stock payable                     104              164
Preferred Stock payable                   50              350
Notes payable                         16,300           16,300

          Total Liabilities         $108,050          $32,625

Stockholders' Equity

Common Stock $.001 Par Value,
100,000,000 shares authorized,
50,646,652 and 49,794,152 shares
issued                                50,646           49,794
Preferred Stock $.01 Par Value,
1,100,000 shares authorized,
186,217 and 156,217 shares issued      1,862            1,562
Additional paid-in capital        20,743,504       20,897,430
Retained earnings deficit         (9,701,975)      (9,901,373)

     Total Stockholders' Equity  $11,094,037      $10,847,422


Total Liabilities
and Stockholders' Equity         $11,202,087      $10,880,047

<F1>
The accompanying Notes to December 31, 2000 Consolidated
Financial Statements are an integral part of these Financial
Statements.

Consolidated Statements of Income
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended September 30, 2001 and 2000
(Unaudited)

                                         Three months ended
                                             September 30,
                                      -------------------

                                     2001               2000

                                     ----               ----
Revenues                          $ 118,737                 0
Operating expenses:
     Depreciation                     1,388             1,388
     Administrative                	  10,568            13,040
     Film reproduction and marketing      0                 0
Total operating expense           $  11,956            14,428

          Net income (loss)       $ 106,781         $ (14,428)


 Earnings available to common
stockholders                          None             None

Earnings per common share,
assuming full dilution               None             None

<F1>
The accompanying Notes to December 31, 2000 Consolidated
Financial Statements are an integral part of these Financial
Statements.








Consolidated Statement of Cash Flows
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three-Months Ended September 30, 2001 and 2000
(Unaudited)
                                          Three months ended
                                              September 30,
                                        -------------------
                                        2001           2000
                                        ----           ----

Cash flows from operating activities:

Net Income (loss)                       $ 106,781    (14,428)

Adjustments to reconcile net income
(loss) to net cash provided by or used
in operating activities:                                 (137)

Depreciation                                1,388       1,388

Changes in assets and liabilities:

(Increase) Decrease in accounts receivable (118,000)    1,000

Increase (Decrease) in accounts payable        (440)   (1,485)

Increase in Common Stock Payable		               0      (206)

Operating expenses paid by stock issuance         0         0

Net cash provided by (used in) operating
activities:                                 (10,271)  (13,868)

Financing Activities:

Increase in additional paid-in capital	           18    26,225

Proceeds from issuance of stock
	Common						           4,482       264
     Preferred						                     1,143

Net increase/decrease in cash                (5,771)   13,764

Cash balances - beginning of period          68,154    67,557
        as of June 30, 2000

Cash balances - as of September 30           62,383    81,321

<F1>
The accompanying Notes to December 31, 2000 Consolidated
Financial Statements are an integral part of these financial statements.

</TABLE


Consolidated Statement of Stockholders' Equity
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Month Period Ended September 30, 2001
(Unaudited)

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

Balances
Mar. 31,
	2001      49,518,652   186,217   51,380    20,688,530    (9,915,790)   10,824,122

Balances,
June 30,
2001      50,628,652  186,217   52,490     20,739,022   (9,808,756)   10,982,756

Net Profit/Loss
3 mos. Ended
     Sept. 30, 2001							       $106,781

     Balances,
     Sept. 30,
     2001      50,646,652  186,217    $52,508    $20,743,504   $(9,701,975)  $11,094,037
    <F1>

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

RESULTS OF OPERATIONS

The Company's revenue for the three ending September 30, 2001 was $118,737 as compared to $0 for the comparable period of 2000. The three month period ending September 30, 2001 net income prior to depreciation expense was $108,169, and net income before depreciation for the comparable period ending 2000 of $(13,040). For the three months ending September 30, 2001, expenses for the Company's development, production and distribution operations and its miscellaneous operations totaled $10,568 compared to $13,040 for the comparable period of 2000. The decrease in operating expenses of September 30, 2001 was primarily attributable to the marketing and distribution of the feature length film entitled "Amy", and the reproduction of film and the marketing of the film project "Ninth Street" and to the Company's change in the method of amortizing the cost of its inventory. The increase in revenue attributable to the third quarter 2001 is due to increased revenue pursuant to the exploitation of the film project "Ninth Street", "Shattered Illusions" and "Amy". There were no resultant per share earnings to common stockholders in September 30, 2001 and September 30, 2000. The Company derives its revenues from the licensing of its newly created film and television productions, the licensing of its inventory of previously produced films or television productions and fees received for professional services provided to the industry. The Company also receives revenue for the marketing and distribution of product produced or owned by 3rd party producers and production companies. The generation of revenue in the motion picture and television industry is highly competitive which may have a material impact on the Company's financial statements.














The following table presents operations data and selected statistical information for the periods indicated.

                                                  Three
                                         Months Ended September 30,
                                          2001         2000

                                          ----           ----
Revenues                                  $  118,737     $    0
Costs and Expenses
          Operating &
          Administration expenses             10,568       13,040
			Depreciation and amortization  1,388        1,388

Income (Loss)                             $  106,781    $( 14,428)


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

The following is a table showing the comparison of balance sheet data between 2000 and 2001.
                      Three Months Ended September 30,

CATEGORY              2000           2001        % CHANGE
                      ----          -----         --------
Net Profit (Loss)     *(14,428)       106,781       +730%
Assets              11,082,490     11,202,087       +.01%
Stockholders'Equity 11,050,059     11,094,037      +.004%
Liability               32,431        108,050        200%
Net Revenues                 0        118,737        n/a%
Inventory           12,278,953     12,278,953          0%

*Reflects change in method of amortizing completed film inventory.

The Company experienced no material changes during the third quarter of 2001 regarding its operations or its financial position relative to third quarter 2000. There are no seasonal or other factors regarding the Company's intra-year operations that require explanation of a percentile swing in inter-quarter reports.

GENERAL

In fiscal 2000 and the first nine months of 2001 the Company continued its involvement in a variety of film and television projects relative to development, acquisitions, packaging, production and marketing/distribution activities. The Company also continued to pursue potential diversified business opportunities that have cash flow possibilities. Management believes that a film or television production's economic success is dependent upon several overlapping factors including general public appetite of a potential genre or performer at the time of release, domestic and international marketing philosophy, applicable usage of existing and new and emerging technology, advertising strategy with resultant penetration and the overall quality of the finished production. The Company's film and television productions may compete for sales with numerous independent and foreign productions as well as projects produced and distributed by a number of major domestic and foreign companies, many of which are units of conglomerate corporations with assets and resources substantially greater than the Company's. Management of the Company believes that in recent years there has been an increase in competition in virtually all facets of the Company's business. Specifically, the motion picture industry competes with television and other forms of leisure-time entertainment. Since the Company may for certain undetermined markets and products distribute its product to all markets and media worldwide, it is not possible to determine how its business as a whole will be affected by these developments and accordingly, the resultant impact on the financial statements. The Company has currently obtained the investment capital to produce and/or distribute a minimum of two full length feature films or specialty television productions within the next two years. In addition to the development, financing, production, and distribution of motion picture and television product, the Company expects to continue to exploit a portion or portions of the Company's completed film and television library to a wide variety of distribution outlets including network television, cable television, satellite broadcast, pay-per-view, and home video sales. Specifically, live action motion pictures are generally licensed for broadcast on commercial television following limited or wide release distribution to theatrical outlets (theaters), home video and pay television. Licensing to commercial television is generally accomplished pursuant to agreements which allow a fixed number of telecasts over a prescribed period of time for a specified license fee. Television license fees vary widely, from several thousand to millions of dollars depending on the film or television production, the number of times it may be broadcast, whether it is licensed to a network or a local station and, with respect to local stations, whether the agreement provides for prime-time or off-time telecasting. Licensing to domestic and foreign television stations (syndication) is an important potential source of revenue for the Company, although in recent years the prices obtainable for individual film and television product in domestic syndication have declined as pay television licensing has grown. The growth of pay television and home video technologies, i.e. DVD (Digital Video Disk) and HDTV (High Definition television), has had an adverse effect on the fees obtainable from the licensing of film and television product to networks and local television stations. Thereby potentially effecting the Company's ability to generate substantive revenue from this particular venue; however increasing revenue potential in other areas. Conversely, the Company may derive revenue from the marketing and sale, either directly or through licensees, of motion pictures and other filmed or videotaped product on videocassette or Digital Video Disk for playback on a television set or monitor through the use of videocassette recorders ("VCRs"), digital video disk recorders and continued advancements of pay television (cable), satellite broadcast technologies, and Internet applications domestically and internationally. The Company currently holds the distribution rights to 290 motion picture and television titles.The revenue competition relative to existing or pending exploitation agreements of the Company's film and television product library and current and future production and distribution of projects is volatile due to the many technological and innovative changes in the industry and also changes regularly occurring in the international economy.

LIQUIDITY AND CAPITAL RESOURCES

Although the Company experienced positive cash flow prior to provisions for depreciation expense, the Company experienced net losses and negative cash flow from operations for yearend 2000,
and also, as of the comparable period in 1999.   At September 30,
2001, the Company had $62,383 in cash and no cash equivalents and in the same period, 2000, the Company had $81,321 in cash and no cash equivalents. The Company anticipates that its existing capital resources may be adequate to satisfy its capital requirements for the forseeable future. However, to accomplish the Company's planned activities, it will need to raise additional funds through public or private financings in the form of debt or equity. The Company has available substantial loss carry forwards for federal income tax purposes. The exact amount of the loss carryforwards is uncertain until the Company reaches an understanding with the Internal Revenue Service in that regard.In order to finance its operations, working capital needs and capital expenditures, the Company utilized revenue from licensing fees, loans, proceeds from the private sale of equity securities, deferred compensation, profit participation, and equity in exchange for services and product.

In accordance with the Securities and Exchange Commission "Regulation D", and subject to Rule 144 restrictions, the Company issued no shares of its common stock and no shares of its preferred stock for cash and 18,000 shares of its common stock and no shares of its preferred stock for product and services acquired by or provided to the Company in third quarter period ending September 30, 2001. For the comparable period in 2000, the Company issued no shares of its common stock and no shares of its preferred stock for cash and 206,000 shares of its common stock and no shares of its preferred stock for product and services. No proceeds from the sale of the corporation's common stock or preferred stock has ever been used to pay compensation to employees or executives of the Company. The Company currently utilizes a seventy thousand ($70,000) dollar primary line of credit with the Wells Fargo Bank of California, to accommodate its daily cash flow needs and occasionally uses its credit lines at other financial institutions and with its vendors and suppliers. A portion of some of the Company's projects are financed by "projects specific" investment participations.

The Company's principal liquidity in the period ending September 30, 2001, included cash of $62,383 and net accounts receivable of $627,291 and in period ending September 30, 2000, included cash of $81,321 and net accounts receivable of $229,122. The Company's liquidity position has remained sufficient enough to support on-going general administrative expense, pilot programs, strategic position, and the garnering of contracts, relationships and film and television product for addition to the Company's library, and the financing, packaging, development and production of two feature films and specialty television projects. Although the Company during 2000 and 2001 experienced revenue, unless the Company has an influx of additional capital, the Company will not be able to accomplish its planned objectives and revenue projections. Accordingly, the Company intends to resolve and provide for its liquidity needs as well as provide for the needed capital resources to expand its operations through a future proposed public offering of its common shares to the public. It is anticipated that such an offering will commence within the next 24 months for an amount to be determined by the Company and underwriter(s) if any. To meet the Company's interim liquidity and capital resources needs while the Company's contemplated public offering is being prepared and examined, the Company is presently investigating the possibilities of future loans and is considering future sales of unregistered common equity to accredited investors under one or more exemptions that provide for the same. In the event a loan is obtained, one of the terms may provide that the same be repaid from the proceeds derived from the Company's contemplated public offering. A primary use of public offering proceeds would be the further exploitation of the Company's current completed product film and television library, participations in completed films, and the continued development, production and marketing/distribution of new film and television production opportunities. The Company continues to discuss acquisitions and mergers with various interested parties.

The following table presents equity and cash flow data for the periods indicated.
                                 Three Months Ended September 30,
                                2001                     2000
                               -----                     -----
Stockholders' Equity         $11,094,037              $11,050,059
Common Stock Outstanding      50,646,652               49,729,970
Income/Deficit (after
    depreciation)                106,781                  (14,428)
Accumulated Deficit           (9,701,975) 	 	   (9,627,109)
Cash                              62,383		             81,321


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

                           WORLD WIDE MOTION PICTURES CORPORATION



November 5, 2001          /s/ A. Robert Sobolik
                              A. Robert Sobolik
                              Executive Vice President/Treasurer