Form 10KSB
period 2001-12-31
WORLD WIDE MOTION PICTURES CORP
filed 2002-04-15
CIK 1005502

U.S. SECURITIES AND EXCHANGE COMMISSION
	Washington D.C. 20549

	FORM 10-KSB

	(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	For the fiscal year ended December 31, 2001

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

	Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practical date:
11,972,730 shares of Common Stock (par value $.001 per share) outstanding on December 31, 2001.

Part I

Item 1.	Description of Business.

BUSINESS DEVELOPMENT

INCEPTION THROUGH DECEMBER 2001

World Wide Motion Pictures (a sole proprietorship)(the "Predecessor") was founded in July of 1977, with the guidance and consultation of well-known producer and director Otto Preminger, under the name of World Wide Motion Pictures and later incorporated under the laws of the state of Michigan on December 9, 1980 under the name of World Wide Motion Pictures Corporation (the "Predecessor") and has filed "annual reports" with the state of Michigan securities bureau as required by Michigan law. The Predecessor was formed for the purpose of financing, developing, producing, purchasing and distributing filmed and taped motion picture and television product for consumption by the general public. In March of 1981 the Predecessor acquired G.L. Productions, Inc. and all of its facilities, a Washington, D.C. company. In November of 1983, the Predecessor, through a reorganization agreement, merged with the National Power Corporation (the "Company")(formerly Juggernaut Energy Corporation), a Utah public corporation. National Power Corporation's common stock was traded on the over-the-counter market with registered broker-dealer firms making a market nationally. Contemporaneously with the merger, the name of the Company was changed to WWMP Inc. and subsequently changed to World Wide Motion Pictures Corporation. At the time of this filing, the Company has shareholders in all 50 states and several foreign countries including England, Japan, Singapore, Australia, Germany, Israel, and Canada including several broker-dealer firms holding the Company's common securities.

The Predecessor formerly was, and currently the Company is, organized to finance, develop, produce, purchase and market/distribute a wide variety of motion picture and television projects including feature films, short subjects, docudramas, documentaries, industrial films, and television productions using a formula of high technology, moderate budget, cost control, and continual flow of product. The Company is engaged in and pursuing diversified business enterprises with profit potential as authorized by its charter and bylaws such as new and emerging media technologies and educational seminars.

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

  FORMATION OF OPERATING SUBSIDIARIES OF THE COMPANY

In July, 1993, the Company formed two fully operational, wholly owned subsidiaries, World Wide Film & Television Institute and WWMPC Environmental Services Corporation. The Institute's primary business is the development, production, marketing, and implementation of educational symposiums, workshops, lectures, and forums, on a national basis in areas covering the entertainment industry specifically film and television, financing, packaging, production, marketing/distribution, and the political/networking process that accompanies these areas of expertise. Main events (primarily symposiums and seminars with more than one hundred participants) are periodically scheduled along with workshops, lectures and forums. The Company's first entry into a completely diversified field was the formation of WWMPC Environmental Services Corporation. This company's primary business was the marketing and distribution of environmental services (including detection and remediation of indoor air quality for residential and commercial dwellings and products)(including indoor air quality testing kits for residential and commercial dwellings); the orchestration, production, marketing, and implementation of information seminars and infomercials designed specifically for contractors and other professionals in the energy business desirous of augmenting their existing activity by entering the environmental services field. Special staff with expertise in this area was retained by the Company's management to ensure optimum productivity and growth potential. The Company discontinued the operation of this business in December 1994.

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

Currently, in addition to World Wide Film and Television Institute Inc., the company has three active "production" corporation subsidiaries; World Wide Films Inc., which was recently used for the production of the feature length motion picture entitled "Shattered Illusions" featuring Morgan Fairchild, Bruce Weitz, Richard Lynch, and Dan Monahan; World Wide Productions Inc. for the production of an upcoming specialty television production entitled "The Classics", and the feature length motion picture tentatively entitled "Along for the Ride"; and World Wide Entertainment Inc. with several feature film and television productions in development and/or distribution including the feature film entitled "Amy".


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

Additionally, the Company currently owns and maintains a completed film and television library encompassing nearly 300 titles of feature length motion pictures, documentaries, docudramas, and television projects. For internal control purposes, the Company's Board of Directors directed management to retain an independent appraiser in order to further establish verification of the value of its completed product library as currently determined by staff and management. The Company also owns certain film equipment, a sound effects library, a still slide library, novels and options on treatments and holds a beneficial interest in certain ongoing contracts. Options on literary treatments otherwise defined as developing storylines and creative ideas are occasionally secured by the Company and company's like the Company for the purpose of developing the storyline or creative idea into a fully developed screenplay or teleplay at some unknown time in the future. The Company may or may not contribute expertise to a film or television project such as script polishing, script rewriting, packaging, financing, scheduling, budgeting, and line production. The Company's "beneficial interest" (percentage of future revenue, if any) in certain ongoing contracts includes certain of the above-referred to options or options on already fully prepared screenplays or teleplays which may or may not be produced into a film or television production at some unknown time in the future. None of the ongoing contracts "beneficial interest" entered into by the Company is significantly material to the Company's current financial condition and/or operations at the present time. The full development of the contracts is dependent on the acquisition of additional capital by the Company.

Distribution of product by the Company initially can be and currently is generally channeled through the Company's distribution/marketing network of associated companies, the Company's Producer's Representatives, television syndicators and all other established customary channels used by independent producers and production companies. The Company's distribution/marketing network of associated companies is comprised of a wide variety of domestic and foreign film distributors and television syndicators, all of which have extensive backgrounds of experience and knowledge in specific areas of marketing and distribution of film and television product including domestic film distribution, foreign film distribution, domestic television syndication, foreign television syndication, domestic home video distribution, foreign home video distribution, domestic and international cable, pay-per-view and satellite broadcast and domestic and international ancillary venues. The Company's Producer's Representatives, in some cases, act as a liaison between the Company and the above referred distribution network relative to specific contractual points of discussion for a particular transaction the Company may be contemplating for the exploitation of one of its product.

The principals of the Company have a proven record of professional experience demonstrating their training and knowledge in high quality, cost controlled, moderately budgeted film/video productions and innovative marketing and distribution skills. Certain of these backgrounds include production and marketing experience at both large studios and small independent companies. The combined number of motion pictures and television productions the production and marketing personnel of the Company have been instrumentally involved with encompass over 100 productions. The production and marketing team is skilled and/or expert in the use of the latest technological filming and video taping techniques, state of the art equipment, and administrative control, i.e., experienced budget scheduling and production/ distribution cost supervision and distribution capabilities. Certain of the technological expertise and/or equipment that is used by the Company's professional personnel include theatrical "Platform Releasing" (e.g., THE RIVER RUNS THROUGH IT (in current video release), Tri Star Pictures, in excess of $30 million in gross revenue worldwide; PULP FICTION (in current video release), Miramax, in excess of $100 million in gross revenue worldwide; THE POSTMAN (in current video release), Miramax, in excess of $15 million in gross revenue worldwide), "Regional Break Releasing", "Test Market Releasing"; Panavision, Kodak, Arroflex, and Nikkagami camera equipment in 16, Super 16 and 35mm gauge format; Avid, Protools, and Media 100 post production and editorial equipment for film and video; Keylight lighting equipment; and DHX, DAK and Nagomi sound equipment.

The principals of the Company have developed, produced, distributed and consulted on a wide variety of feature films, documentaries, docudramas, short subjects, television productions and industrial motion pictures. They and/or their productions have earned a wide variety of many national and international film/television production awards including, as an example: academy awards and academy award nominations (Jack Foley/feature films PULP FICTION and GOSFORD PARK), Emmy nominations, Drummer awards (former executive vice president and current advisor Henry Barth/wide variety of industrial and training films), gold/silver and bronze medals from various international film festivals (George Lindsey/New York and Chicago Film Festivals for docudramas and documentaries), Academy awards and academy award nominations (Charles Newirth/feature film FORREST GUMP and CITY OF ANGELS) and Academy award nominations (Fred Baron/feature film ROBOCOP and MOULIN ROUGE)(John R. Woodward/feature film THE SHAWSHANK REDEMPTION).

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

  FEATURE FILM LIBRARY ACQUISITION AND DISTRIBUTION

On November 29, 1991, the Company acquired 136 feature film and television productions ("product") from Presidio Productions Inc. of Palm Springs, California ("Presidio") encompassing ownership/control and collateral marketing and exploitation rights in all markets and all territories worldwide. At the time of this filing the product is in various stages of marketing and distribution. According to the terms of the agreement the Company retains 50% of any potential producer's gross revenue percentage accruing to the Company from any and all marketing and exploitation of the product worldwide in perpetuity.

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

CURRENT AND ANTICIPATED DEVELOPMENTS IN THE COMPANY'S BUSINESS

  FEATURE FILM CO-PRODUCTION

On February 19, 1997, the Company's wholly-owned subsidiary, World Wide Films Inc., entered into a Co-Production and Distribution Agreement ("Agreement") with Best Pictures Inc. of Redondo Beach, California, for the purpose of producing the feature length motion picture entitled SHATTERED ILLUSIONS ("Product"). The Product, which features Morgan Fairchild, Bruce Weitz, Sy Richardson, Richard Lynch and Dan Monahan, was completed in February of 1998 and is currently being distributed by the Company. According to the terms of the Agreement, World Wide Films Inc. retains 50% of any potential producer's gross revenue percentage accruing to the company from any and all marketing and exploitation of the Product worldwide, in perpetuity and the Company retains 26% portion of any potential gross distribution revenue percentage occurring to the Company for any and all marketing and exhibitionof the product world wide in perpetuity.


  WEBSITE DEVELOPMENT, CREATION AND IMPLEMENTATION

On January 29, 1998, the Company entered into an agreement ("Agreement") with Mr. Ralph Johnson of Los Angeles, California and on May 8, 1998, with Steelelink Communications of San Francisco, CA, respectively, for the development, creation and implementation of the Company's Internet web site. The Company's web site went online in June 1998 and was implemented by management for the purpose of providing a wide variety of information to the general public and further increasing the marketing reach of its products and services including its completed film and television product library. Corporate financing scenarios will also be explored, via the Internet, such as limited partnerships and stock offerings. The Company's web page currently links to the U.S. Securities and Exchange Commission Edgar system, E-Trade and Ameritrade. On September 10, 2000, the Company entered into an agreement with Mr. Jeffrey D. Brown, of Costa Mesa, California, for the development, creation and implementation of the Company's second website established specifically for the marketing and distribution of the feature film entitled AMY. The Company updates its websites on a perpetual basis taking into account the latest technologies offered to the Internet. The corporate site's address is www.wwmpc.com and the movie site's address is amythemovie.com.

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

*   CORPORATE ACQUISITION NEGOTIATIONS

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

MARKETING OF THE COMPANY'S PRODUCTS AND SERVICES

The combined experiences of the Company's management and companies in its distribution network creates a strong and diverse marketing position for the Company. Marketing outlets and techniques which have been successfully utilized for the Company's products or services in the past and/or which will be utilized in the future either domestically or in foreign territories include: THEATRICAL EXHIBITION, HOME VIDEO SALES, HOME VIDEO RENTAL, BROADCAST (NETWORK) TELEVISION, SYNDICATED TELEVISION, CABLE TELEVISION, PAY-PER-VIEW, SATELLITE TRANSMISSION, LOW POWER (LP) REGIONAL TELEVISION, PUBLIC BROADCAST (PBS) TELEVISION, THEATRICAL ANCILLARY
(including airlines, ships at sea, colleges/universities, military bases and state/federal institutions), AND ANCILLARY PRODUCT MERCHANDISING (ancillary product merchandising includes revenues created from non-theatrical or non-broadcast exploitation such as merchandising of clothing, toys, books and music). All or some of these outlets are customarily incorporated into a marketing strategy on either a regional, national, or international exposure basis with quality, genre public appeal, and rating, all being factors. The Company's network of marketing and distribution companies includes independent and major industry leaders such as UNITED ARTISTS INC. (relationship between the Company and the company includes foreign and domestic theatrical exhibition of feature film product), MIRAMAX FILMS INC. (relationship between the Company and the company includes domestic theatrical exhibition of feature film product), MGM/UA INC. (relationship between the Company and the company includes foreign and domestic theatrical exhibition of feature film product), AMC THEATER CIRCUIT INC. (relationship between the Company and company includes domestic theatrical exhibtion of feature film product), MANN THEATERS (relationship between the Company and company includes domestic theatrical exhibtion of feature film product), CINEPLEX ODEON (relationship between the Company and company includes domestic theatrical exhibtion of feature film product), EDWARDS THEATER CIRCUIT (relationship between the Company and company includes domestic theatrical exhibtion of feature film product), RGH/LIONS SHARE PICTURES (relationship between the Company and the company includes foreign theatrical and all ancillary exhibition of feature film and television product), ALL CHANNEL FILMS (relationship between the Company and the company includes all ancillary domestic exhibition of feature film product), CINETRUST ENTERTAINMENT CO. (relationship between the Company and the company includes foreign and domestic broadcast, television and home video exhibition of feature film and television product), TWENTIETH CENTURY FOX FILM CORPORATION (relationship between the Company and the company includes foreign and domestic theatrical exhibition of feature film product), SHAPIRO GLICKENHAUS ENTERTAINMENT (relationship between the Company and the company includes all ancillary foreign and domestic exhibition of feature film and television product), PARAGON CABLE TELEVISION (relationship between the Company and the company includes regional cable broadcast of television product), CENTURY CABLE TELEVISION (relationship between the Company and the company includes regional cable broadcast of television product), SWANK MOTION PICTURES INC. (relationship between the Company and the company includes domestic and international ancillary sales of feature film product), TERRY STEINER INTERNATIONAL (relationship between the Company and the company includes domestic and international ancillary sales of feature film product), and the HANDLEMAN COMPANY (relationship between the Company and the company includes sell-thru specialty video product). Primary expected revenue sources include but are not limited to:

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

The Company has earned a relatively moderate amount of revenue at this time from cable television, pay television, DBS and MATV for the feature film projects entitled PITCH aka HOLLYWOOD HEARTBREAK; MOVIES, MONEY AND MURDER aka BREAKING UP WITH PAUL; SWEET JUSTICE, NATURALLY BAD, CITIZEN SOLDIER, and television production specials entitled KJ COUNTRY, specialty videos entitled THRILLS, CHILLS & SPILLS; THE REAL GODFATHERS; HOLLYWOOD'S HOTTEST STUNTS, and fifteen public domain classic feature film production prints owned by the Company. Substantial exploitation of this product by the Company will require additional working capital.)

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

Item 3.  Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or to which any of its assets are subject. However, the Company is currently in ongoing negotiations for the reimbursement of lost material which consists of eight 1" and/or 3/4" and/or digital betacam videotape and 35mm film submaster copies of feature length motion picture and television productions, owned or controlled by the Company which were maintained at a post production film and video facility. The Company's attorneys are preparing litigation and related processes relative to the lost material in the event the results of the negotiations are unsatisfactory. The Company would be seeking damages in the amount of three hundred ninety seven thousand five hundred ($397,500) dollars for the loss of its "stored material". Further, the co-producers with the Company's subsidiary, World Wide Films Inc., pertaining to a feature length film, commenced litigation to attempt to dissolve the co-production agreement which exists between the Co-Producer and the Subsidiary relative to the production processes of that feature length film. The Company's management and attorneys believed the lawsuit to be groundless and therefore, defended the action on that basis. The matter ultimately resulted in a favorable settlement for the Company, requiring the plaintiffs to pay all expenses of litigation. Further, the Company's attorneys are preparing litigation and related processes to recover funds due and belonging to the Company which were misappropriated by subagents of the Company encompassing the sale of feature film product in foreign territories.

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

Item 4.  Submission of Matters to a Vote to Security Holders.

On December 23, 2000, the Company filed Proxy material with the Securities and Exchange Commission in accordance with Rule 14(a). The proxy statement requested shareholders to vote for management nominees to the Company's Board of Directors. Management's recommendation's were elected; 25,973,348 shares in favor, 200,000 shares opposed, and 26000 shares abstained. Management also requested shareholders to approve a combination restructuring of the outstanding stock of the Company (reverse split). The shareholders approved the restructuring as filed with the Securities and Exchange Commission in accordance with Rule 14(a), 25,473,348 shares in favor, 225,000 shares opposed, and 501,000 shares abstained.

Part II

Item  5.  Market for Common Equity and Related Stockholder
Matters.

The Company's common stock is traded in the Over-the-Counter market and prices are quoted by National Quotation Bureau, Inc.
(NQB) on the NASD Electronic Bulletin Board.

The following are the high and low Registrant share prices (NASD
Electronic Bulletin Board) for each fiscal quarter of 2001:
                               Prices
Fiscal 2001                 High        Low
First Quarter              .94          .31
Second Quarter             .50          .25
Third Quarter              .30          .10
Fourth Quarter             .60          .10

As of December 31, 2001, the latest practicable date for which information is available, the Registrant had approximately 2000 holders of record of the Registrant's common equity.

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


RESULTS OF OPERATIONS

The Company's revenue for the year ended December 31, 2001 was $201,255 as compared to $91,978 for the comparable period of 2000. This increase in revenue is primarily attributable to additional fee income received for the production and distribution of motion picture and television product. The year 2001 profit from current operations prior to reserve for doubtful accounts, prior year allocation of expenses and depreciation expense, was $92,415, and net profit before depreciation for the comparable period in 2000 was $31,463. After the allowance for depreciation expense the net income for 2001 was $62,403 versus $(228,171) for 2000. For the year ended December 31, 2001, expenses for the Company's development, production and distribution operations were $83,336 and its miscellaneous operations were $25,504, totaling $108,840, compared to a total of $60,515 for 2000. The increase in operating and administrative expense from $60,515 in 2000 to $108,840 in 2001 is primarily due to the cost of marketing and distribution of completed film and television productions Accordingly the increase in revenue resulted from additional fee income from distribution. The increase in operating expense in 2001 was primarily attributable to the marketing and distribution of the feature length films entitled "Shattered Illusions", "Ninth Street" , and "Amy". There was minimal per share earnings after depreciation expense and minimal earnings per share in 2001.

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
                             Years Ended December 31,
			                2001            2000        1999
                             ------           ------      ------
Revenues                    201,255          91,978      $131,751
Costs and Expenses
    Operating &
    Administration
     expenses 	             108,840          60,515        69,821
       Profit or (loss) from
    current operations       92,415          31,463        61,930
    Depreciation and
	 Amortization*          30,012         259,634       254,078
Special charge and
  inventory appraisal
  write-downs	      		-0-             - 0 -  	 (140,649)
 Net (loss) Income   	  62,403           (228,171)	 (332,797)

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

The Company's motion picture and television participation strategy has primarily been to expend its resources and to set in place strategic relationships and contracts in preparation for the continued development, acquisitions, production and/or marketing/distribution of quality moderate budget feature length motion pictures, documentaries, docudramas and television productions. The strategy additionally includes the acquisition of screenplays and teleplays suitable for development/packaging and completed motion pictures and television projects for licensing and marketing/distribution opportunities for all applicable sales territories throughout the world. At such time that additional working capital is secured, it is the Company's opinion that sufficient revenue will be generated by the existing film and television library and future distribution of potential new product, ultimately realizing its projected return on investment. Arrangements for participation by the Company in various feature film and television productions for the last 48 months include gross and net revenue participations in the following feature film and television productions ranging between 2-60% of worldwide revenue potential including all markets and all media that the particular production is distributed in.(1) In 1997 and 1998, post production and distribution preparation of the documentary entitled THE OUTLAW TRAIL, 100 YEARS REVISITED, in association with Western Sunset Films, an 8-year old Los Angeles based documentary production company. (2) In 1998, development and production of the series television production entitled CLASSIC CAR, in association with SLIM, Inc., a 4-year old Los Angeles based television production company. (3) In 1999, the acquisition and preparaton for marketing and distribution of the featurefilm entitled WHAT'S IN A COOKIE produced by production company Rocinante Productions Inc. and providing 50% of gross revenue particiation to the Company in perpetuity. (4) In 2000, the acquisition and preparation formarketing and distribution of the feature films entitled MALEVOLENCE and THE SECOND COMING produced by production company Sig Larsen Productions Inc. and providing 50% of gross revenue particiation to the Company in perpetuity. Other arrangements include preparation for Internet marketing and distribution of a feature length film acquired by the Company entitled CITIZEN SOLDIER originally produced by M&D Productions, a 7-year old Los Angeles based film production company, purchased by the Company in 1995 and providing a 60% gross revenue participation to the Company in perpetuity.

In 1998, all financing for the completion of the feature length production entitled SHATTERED ILLUSIONS featuring Morgan Fairchild, Bruce Weitz, Richard Lynch and Dan Monahan was secured and the production was completed. In 1999, the Company entered into an agreement with representative RGH/Lions Share Pictures Inc., a 15-year old, Los Angeles based distribution company for the purpose of conducting all foreign sales arrangements of the film.

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

In February, 2001, the Company commenced theatrical marketing and distribution of the feature film entitled "Amy" with a Los Angeles premier of the film at the AMC Century City theaters, the MANN Westwood Cinema, the Loew's Cineplex, Beverly Center and throughout the Edwards theater circuit in Orange County, California. During the first and second quarters of 2001, the theatrical showings of the film continued with a rollout across the United States in cities including New York, Detroit, Seattle and Palm Springs.

In 1998, 1999, 2000 and 2001, certain other film and television participations of the Company included development and packaging arrangements, the Company's review and in certain cases, advice and counsel on screenplays and screenplay development scenarios for the subsequent possible packaging and production and distribution of a particular project. The most significant of these productions, their production companies, and percentage of future gross revenue allocated to the Company, were the feature length film entitled CORKLESBY offered by co-production company Northstar Entertainment Inc., a 4-year old Los Angeles based production company, (50%); and the feature length film entitled ALONG FOR THE RIDE offered by production company Wittman Productions Inc., a 4-year old Los Angeles based production company, (50%). In 2000, the Company prepared for production, began distribution and entered negotiations.

The following is a table showing the comparison of balance sheet data for 1999, 2000, and 2001.
                                                     CURRENT
                                                      YEAR
CATEGORY                 1999       2000        2001    %CHANGE
Operating profit or
  (loss) prior to
   depreciation
  & special charges     $61,930      31,463      92,415   +132%
Depreciation            $254,078    259,634      30,012   - 96%
Special charges         $140,649      - 0 -         - 0 -
Net Profit (Loss)       (332,797)  (228,171)     62,403   +127%
Assets                10,077,712 10,880,047   9,910,773    -7%
Stockholder Equity     9,895,471 10,847,422   9,797,739*   -7%
Liabilities and
  deferred credit        182,241  	  32,625     113,034  +2.46%
Net Revenues             131,751	  91,978     201,255  +1.94%
Inventory             11,243,693 12,278,953   9,658,953  - .21%

* Reflects revaluing of net realizable value of inventory as referred to in Note 2 of the financial statements.

GENERAL

In fiscal 2000 and 2001, the Company continued its involvement in a variety of film and television projects relative to development, acquisitions, packaging, production and marketing/distribution activities. The Company also continued to pursue potential diversified business opportunities that have cash flow possibilities. Management believes that a film or television production's economic success is dependent upon several overlapping factors including general public appetite of a potential genre or performer at the time of release, domestic and international marketing philosophy, applicable usage of existing and new and emerging technology, advertising strategy with resultant penetration and the overall quality of the finished production. The Company's film and television productions may compete for sales with numerous independent and foreign productions as well as projects produced and distributed by a number of major domestic and foreign companies, many of which are units of conglomerate corporations with assets and resources substantially greater than the Company's.

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

The Company currently holds the distribution rights to 292 motion picture and television titles. The revenue competition relative to existing or pending exploitation agreements of the Company's film and television product library and current and future production and distribution of projects is volatile due to the many technological and innovative changes in the industry and also changes regularly occurring in the international economy.

LIQUIDITY AND CAPITAL RESOURCES

The Company experienced positive cash flow from operations for the year ended December 31, 2001 and positive cash flow in 2000. At December 31, 2000, the Company had $109,348 in cash and no cash equivalents. At December 31, 2001, the Company had $63,552 in cash and no cash equivalents. The decrease in cash was due primarily to the increase in receivables as fee income for the development, production, marketing and distribution of motion picture and television product. The Company's stated receivables of $192,278 shown on the balance sheet are net of $515,318 revenue expected and contracted for. The Company has taken into consideration the possible adverse general economic effects of the September 11th, 2001 terrorist attack. Additionally, the Company did not recognize $128,804 as revenue in 2001 due to uncertainty of receipt. The Company anticipates that its existing capital resources will be adequate to satisfy its capital requirements for the forseeable future. However, to accomplish the Company's planned activities, it will need to raise additional funds through public or private financings in the form of debt or equity. The Company has available substantial loss carry forwards for federal income tax purposes. The exact amount of the loss carryforwards is uncertain until the Company reaches an understanding with the Internal Revenue Service in that regard. In order to finance its operations, working capital needs and capital expenditures, the Company utilized revenue from licensing fees, loans, proceeds from the private sale of equity securities, project specific investment capital, deferred compensation, profit participation, and equity in exchange for services and product.

In accordance with the Securities and Exchange Commission "Regulation D", and subject to Rule 144 restrictions, in 2001, the Company issued 13,000 shares of its common stock and no shares of its preferred stock for cash and 2,000,900 shares of its common stock and 320,000 shares of its preferred stock for product and services acquired by or provided to the Company. In 2000, the Company issued 736,650 shares of its common stock and no shares of its preferred stock for cash and 676,000 shares of its common stock and 25,000 shares of its preferred stock for product and services. No proceeds from the sale of the corporation's common stock or preferred stock has ever been used to pay compensation to employees or executives of the Company.

The Company was previously issued a standby irrevocable Letter of Credit from the Huntington Bank, Cleveland, Ohio (now Society
Bank), in the amount of fifty thousand ($50,000) dollars. The terms of the Huntington Bank Letter of Credit required that, if utilized, the Company would pledge as collateral a portion of its film and television product library. If the Letter of Credit were exercised, the resultant loan would be secured by a commensurate portion of the Company's film and television product library. The Huntington Bank terms also provided that the Company would continue to be able to sell or lease any portion of the product library as long as it retained sufficient material to secure any loans made as a result of the Letter of Credit.

The Company currently utilizes a one hundred thousand ($100,000) dollar primary line of credit with the Wells Fargo Bank of California and Citibank, to accommodate its daily cash flow needs and occasionally uses its credit lines at other financial institutions and with its vendors and suppliers.

The Company's principal liquidity at the end of 2000 included cash of $109,348 and net accounts receivable of $254,122, and at the end of 2001 included cash of $63,552 and net accounts receivable of $192,278. The Company's liquidity position has remained sufficient to support on-going general administrative expense, pilot programs, strategic position, and the garnering of contracts, relationships and film and television product for addition to the Company's library, and the financing, packaging, development and production of two feature films and marketing and distribution of specialty television projects and product.

Although the Company during 2000 and 2001 earned revenues, unless the Company has an influx of additional capital, the Company will not be able to accomplish its planned objectives and revenue projections. Accordingly, the Company intends to resolve and provide for its liquidity needs as well as provide for the needed capital resources to expand its operations through future proposed public offerings of its common shares to the public. It is anticipated that offerings may commence within the next 12 months for an amount to be determined by the Company and its underwriter(s).

To meet the Company's interim liquidity and capital resources needs while the Company's contemplated public offering is being prepared, examined and positioned, the Company is presently investigating the possibilities of future loans and is considering future sales of unregistered common equity to accredited investors under one or more exemptions that provide for same. In the event loans are obtained, one of the terms may provide that such loans be repaid from the proceeds derived from the Company's contemplated public offering. A primary use of public offering proceeds would be the further exploitation of the Company's current completed product film and television library, participations in completed films, and the continued development, production and marketing/ distribution of new film and television production opportunities.

In the year 2001, the Company effectuated a substantial "restructuring" and "quasi-reorganization" as reported in 2000 and approved by shareholders which had a major resulting effect on the financial statements. Management of the Company feels that a one-time "restructuring" and quasi-reorganization in keeping with Generally Accepted Accounting Practices (GAAP) is in the best interest of its shareholders. "The Restructuring" and quasi-reorganization, as effectuated, included a change in the method of amortizing inventory, reduction of the accumulated deficit, reduction in shares outstanding and a re-evaluation of assets. The year 2002 may also include an acquisition or merger scenario with one of several entities that have initiated contact with the Company with affiliation proposals.

The following table presents equity, earnings,  and cash balance data for the periods indicated.
                                     As of December 31,
                                *2001	      2000        1999
Stockholders' Equity	    9,797,739  10,847,422  $9,895,511
Shares of
 Common Stock Outstanding   11,972,730  49,794,152  48,381,592
Operating profit or (loss)
 prior to allowance for
 depreciation                  $92,415     $31,463    $(61,930)
Depreciation                   $30,012    $259,634    $254,078
  Special charges                 -0-		  -0-    $105,649
Net profit (loss)            	 $62,403	 $(228,171)  $(332,797)
 Retained earnings Deficit     $62,403  $9,901,373  $9,673,202
Cash                           $63,552    $109,348     $46,639

*Reflects "reorganization", ie. reduction in net realizable value of film library, change in film amortization policy and reduction of accumulated deficit as referred to below in Note 2 of the financial statements.

The Company expects its marketing operations to expand considerably over the next three years. The current inventory and contracts acquired by the Company are now beginning to be more vigorously exploited as the Company's focus moves from extensive accumulation of product and contracts in an ownership capacity to capital acquisition specifically for marketing purposes using recently developed technologies. A substantial increase in income is anticipated to take place beginning in the first half of 2002. Although the Company is conservative regarding its policy concerning the use of borrowed operating capital, it is now in a position to use its reputation and contacts in the industry to leverage operating funds profitably.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS AND
MANAGEMENT'S STATEMENT REGARDING INTERIM PERIOD ADJUSTMENTS

The statements which are not historical facts contained in this Form 10-KSB are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The words "anticipate", "believes", "expect", "intend", "may" or similar expressions used in this Form 10-KSB as they relate to the Company or its Management are generally intended to identify such forward looking statements. These risks and uncertainties contained in this Form 10-KSB include but are not limited to, product demand and market acceptance risks, the effect of economic conditions generally and retail/wholesale in the motion picture and television industry and marketing conditions specifically, the impact of competition, technological difficulties, capacity and supply constraints or difficulties, the results of financing efforts, changes in consumer preferences and trends, the effect of the Company's accounting policies, weather conditions, acts of God, and other risks detailed in the Company's Security and Exchange Commission filings. The Company's management has made all the adjustments relative to the fiscal yearend statements and the interim period therein, which in the opinion of management are necessary in order to make the financial statements straight forward, understandable and not misleading.

Item 7.  	Financial Statements.


REED & TAYLOR
CERTIFIED PUBLIC ACCOUNTANTS
PROFESSIONAL CORPORATION
561 E. JEFFERSON AVE.
DETROIT, MI 48226-4324
_____________________

ROBERT E. REED, CPA
LINDA W. TAYLOR, CPA

Telephone (313) 961-7258
Fax (313) 961-3110

INDEPENDENT AUDITOR'S REPORT


To the Shareholders and Board of Directors
World Wide Motion Pictures Corporation

We have audited the accompanying consolidated balance sheets of World Wide Motion Pictures Corporation and subsidiaries as of December 31, 2001 and 2000, and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements and accompanying notes are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above and accompanying notes present fairly, in all material respects, the financial position of World Wide Motion Pictures Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Reed & Taylor, CPAs, P.C.
Detroit, Michigan
April 10, 2002

WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
                                              2001           2000
Assets

Cash                                    $   63,552     $  109,348
Accounts receivable                        192,278        254,122
Deferred advertising                         8,918          -0-

Fixed Assets

Completed motion pictures
 and television productions              8,798,549     10,493,549
Film & distribution properties             870,467  	 1,735,467
Equipment                                   49,937         49,937
Less accumulated depreciation              (72,928)   (1,762,376)
		                              ----------    ----------
          Total Assets                 $ 9,910,773    10,880,047
		                              ==========    ==========
Liabilities

Accounts payable                       $     4,734     $  15,811
Common stock payable                           -0-           164
Preferred stock payable                        -0-           350
Notes payable                               16,300        16,300
Long-term debt                              92,000           -0-
Total Liabilities                          113,034        32,625

Stockholders' Equity

Common Stock $.001 Par Value,
  100,000,000 shares authorized,
  11,972,730 and 49,794,152
  issued                                    11,973        49,794
Preferred Stock $.01 Par Value,
  1,100,000 shares authorized,
  476,217  and 191,217 shares issued         4,762         1,562
Additional paid-in capital               9,718,601    20,697,439
Retained earnings deficit                   62,403    (9,901,373)

Total Stockholders' Equity	           9,797,739    10,847,422
                                        ----------    ----------
Total Liabilities and
  Stockholders' Equity                 $ 9,910,773   $10,880,047
                                        ==========    ==========

See Notes to Consolidated Financial Statements

WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000

                                  2001             2000
Revenues                       $ 201,255         $ 91,978


Operating Expenses:

     Administrative               25,504           60,515

     Film reproduction and
        marketing                 83,336            -0-

     Provision for depreciation
        and amortization          30,012         	259,634
                                --------          -------

Total operating expenses         138,852         	320,149
                                 -------        ---------
    Net income (loss)           $ 62,403       $(228,171)
                                 =======        =========

Earnings available to
  common stockholders           $   .0052          None
Earnings per common share,
  assuming full dilution        $   .0048          None


See Notes to Consolidated Financial Statements

WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                              2001         2000
Cash flows from operating activities:

  Net income (loss)                          $62,403   $(228,171)

Adjustments to reconcile from accrual
  to cash basis:

  Non-cash items:
   	Depreciation and amortization          30,012      259,634
     Decrease (increase) in accounts
     receivable                             61,844     (114,000)
     Decrease in notes receivable            -0-        150,000
     Decrease in accounts payable          (11,077)    (     40)
     Reduction to deferred credit
     to production                           -0-       (150,000)
Net cash provided by operating activities  143,182      145,594

Cash used in investing activities:

     License agreement and
     deferred advertising                  (88,378)        -0-

Cash from (used in) financing activities:

     Issuance of stock                      13,000       48,100
     Project investment                     20,000       95,059
     Long-term debt                         92,000          -0-
     Non-cash capital adjustment and
     quasi-reorganization                 (225,600)         -0-

Total financing activities                (100,600)     143,159

Net (decrease) or increase in cash        (45,796)       62,709
Cash balance - beginning of year          109,348        46,639
	                                    --------      --------
Cash balance - end of year              $  63,552      $109,348
                                         ========      ========

See Notes to Consolidated Financial Statement

WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                   Number of
                  Outstanding                                      Retained
                    Shares              Par        Additional      Earnings
               Common    Preferred     Amount   Paid-In Capital    Deficit       Total
               ------    ---------    -------   ---------------    -------       -----
Balances
 Dec. 31,
 2000        49,794,152   156,217      51,356      20,697,439   $(9,901,373)  $10,847,422
Writedown of                                                     (1,174,122)  ( 1,174,122)
 assets pursuant
 to quasi-reor-
 ganization
Quasi-reorganization                              (11,075,495)   11,075,495       -0-
Effect of
 split      (39,835,322)              (39,835)         39,835                     -0-
Stock Issued
  Cash          13,000                     13          12,987                      13,000
  Services   2,000,900    285,000        4851              78                       4,929
  Product                  35,000         350          43,757                      44,107

Net income,
  year ended
 Dec. 31, 2001                                                      62,403         62,403

Balances
 Dec. 31,
 2001       11,972,730   476,217      $16,735       $9,718,601     $62,403     $9,797,739

See Notes to Consolidated Financial Statement

WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(To be read in conjunction with Consolidated Financial Statements for year ended December 2001)

NOTE 1   DESCRIPTION AND HISTORY OF THE BUSINESS

The Company was founded in July 1977 and incorporated December 9, 1980 under the laws of the state of Michigan. In March 1981, the Company acquired G.L. Productions Inc., which was a production and distribution company for short subjects, docudramas, documentaries and industrial films, many of which were made in conjunction with the U.S. Government. As a result of the transaction, the Company acquired a film and television completed product library and related film production equipment. The transaction was facilitated by the exchange of two million (2,000,000) shares of the Company's common stock class of Securities for 100% of the common stock of G.L. Productions Inc. The Company has also acquired other completed motion picture and television productions and acquired marketing/distribution interest in additional motion picture and television productions. The Company's total completed product library of live action motion pictures and videotaped productions consists of 290 works of various lengths and subject matter applicable for marketing through various media in foreign and/or domestic markets.

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

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. It is the opinion of management that the accompanying statements and notes thereto present fairly the financial position of the Company and do not contain misleading information. Because the commercial potential of individual motion pictures and television programming varies dramatically, and does not bear any relationship to their production, acquisition or marketing costs, it is impossible to predict or project a trend of the Company's income or loss. However, the likelihood of the Company reporting losses in the short term is increased by the industry's general method of accounting which recommends the early recognition of the entire investment as a loss on each film or tv project (through increased amortization) in instances where a motion picture or television program produced or acquired is not expected to recover the Company's investment. Conversely, the profit from a successful film or television production is recognized over the entire period that revenues are generated by that motion picture or television program. This and other industry methods of accounting may also result in significant fluctuations in reported income or loss, particularly on a quarterly basis, depending on the Company's release of product into the marketplace and overall domestic/international marketing schedule of film and tv projects and the performance of individual motion pictures or television programs.

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

A significant portion of the Company's assets was purchased with the issuance of shares of its common and preferred stock. Eight million seven hundred ninety eight thousand, five hundred and forty nine dollars ($8,798,549) of the assets is represented by the estimated Net Realizable Value of its completed film and television product library. In the absence of a consistent market for the securities issued, the value of certain of the film and television product purchased by the Company was agreed to by the sellers and the purchaser in arms length transactions in accordance with generally accepted accounting standards and, additionally, internal evaluation and auditing procedures. The films and television productions in the Company's completed product library have uncertain future revenues that may be expected to grow or diminish along with all of the ancillary markets now and in the future that are available for marketing. In some cases, individual films or television productions may be timeless and irreplaceable; in many cases their book value is zero having been fully amortized based on revenues received several years ago and the inability to estimate a market value or
reasonable expected revenue.   Certain of the inventory product
without book value produce income and, in light of new and emerging technology, the Company may expect additional revenue from these sources.

The Company's film and television completed product library consists of newly produced and historical film and videotaped product and rights thereto purchased as an investment and/or acquired to be marketed by leasing and/or rental to a wide variety of domestic and international outlets. Many film and television libraries such as the Company's that were purchased for investment over a span of many years, have appreciated considerably in value as a direct result of new and emerging technologies, revived or newly created public appeal for a certain performer or genre, unique applications of particular production process (special digital effects) and standard and newly developed non-theatrical ancillary markets throughout the world. New technological advances such as DVD (Digital Video
Disk), HDTV (High Definition Television), CD-ROM, DVD ROM, DVD Audio and Internet applications have enhanced and are greatly expanding resale possibilities and leasing potential of film or television product.

The film and television product inventory of the Company is regularly reviewed and evaluated on a film-by-film basis by the Company's Management and periodically appraised by outside independent appraisal. Forecasting any film or television project's future revenues is a difficult and uncertain art, even for major film distributors and television networks/syndicators. The accounting principles and industry practices in these areas leave unusual discretion with the film and/or television company executives and often result in "unusual" changes in individual periods. There is no generally accepted definitive industry consensus for valuing motion picture and television inventory, the value may be buried among films currently in release, television productions currently in broadcast, film and television productions under development or in production, distribution/syndication contracts, participation agreements, performer and production related contracts, and the ubiquitous 'other'. New developments such as widespread distribution of videos and DVDs have occurred since the original motion picture accounting standard (SFAS53) was promulgated. In June, 2000, the Financial Accounting Standard Board ("FASB") issued SFAS139 that rescinded SFAS53. Concurrently, the AICPA Accounting Standards Executive Committee ("AcSEC") issued SOP00-2 "Accounting for Producers and Distributors of Films". These new pronouncements are effective for fiscal year beginning after December 15, 2000. The accounting profession is continually reviewing the problem of how to fairly report film inventory on financial statements. In response to commentary from the Securities and Exchange Commission, the Company revalued its inventory of film and television product, resulting in a reduction of net realizable value in the amount of four million and ninety one thousand nine hundred and fifty dollars ($4,091,950) in the stated value of such inventory on the December 31, 1997 balance sheet. In 1998, management for a second time revalued its inventory based on management's further receipt of commentary from the Securities and Exchange Commission, with an additional appraisal of potential resale value, encompassing worthiness of the inventory items as works of art, and potential licensing capabilities, resulting in an additional reduction of $3,868,380 in the stated value of the net realizable value of such inventory at December 31, 1998. The results of the reevaluations effectuated in 1997 and 1998 resulted in a substantial reduction in book value of approximately 51% for those items over these two years. The 1997 revaluation and resulting reduction in value combined with the 1998 revaluation and its resulting reduction and value lowered the balance sheet presentation of the asset identified as 'completed motion pictures and television products'. Although the Company has on its Board of Directors and professional staff personnel qualified to estimate the value of its film and television inventory, for internal verification purposes, it retained the services of an independent appraiser who reviewed the Company's film and television completed product library, ensuring a greater measure of objectivity as regards the carrying amount of such inventory on the Company's December 31, 2001 balance sheet. Recent pronouncements by the accounting profession would not materially affect the Company's financial statements at this time regarding its film and television product library assets.

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

The Company presents an 'unclassified' balance sheet. Cash includes cash on deposit in checking and savings accounts with no cash equivalents at December 31, 2001 and 2000.

The Company reviews the current pronouncements of the accounting, government and industry professionals. In that regard, it continually analyzes its accounting policies to ensure that it is current in the presentation of its financial statements, particularly Statement No. SOP00-2, and FASB Statements No. 86, 89 and 121, and the Emerging Issues Task Force No. 96-6 (a task force formed by the FASB in order to assist the Board in identifying current or emerging issues and implementation problems that may need to be placed on the agenda of the Board), regarding development costs incurred after May 26, 1996, and the possible substantial impairment of assets. The Company believes it is not materially affected by any current issues at this time.

NOTE 3   REVERSE STOCK SPLIT

On December 18, 2001, Management of the Company effectuated a stock combination restructuring (reverse stock split). The purpose for the stock combination restructuring (reverse stock split)(1 new share for 5 old) of the Common Stock of the Company, which was approved by shareholders, was to reduce the number of issued and outstanding shares presently in the hands of security holders, and thereby create a more manageable and effective financial infrastructure of the Company. The stock combination restructuring (reverse stock split) for shareholders Common Stock of the Company resulted in a reduction of the issued and outstanding shares of Common Stock of the Company. Total book value did not change; however, the per share value changed. The new per share book value is now greater than the per share book value prior to the stock combination restructuring (reverse stock split) of common stock. Management of the Company believes that there would be no material differences concerning operations of the Company that would result from the stock combination restructuring of the Common Stock of the Company as described herein. There are no arrears in dividends or as to defaults in principal or interest in respect to the outstanding securities. There was no restructuring of the Preferred Stock of the Company.

Further, pursuant to shareholder action (Annual Shareholder's Meeting of December 8, 2000) to approve Management's recommendations, on December 1, 2001, the Company's Board of Directors adopted resolutions for the purpose of (a) 'to amend
Article 3 of the Articles of Incorporation of the Company to add Section (12) stating that "the Board of Directors may effect a stock combination restructuring (reverse stock split) of the Corporation's outstanding shares of Common Stock class of securities if the Board of Directors in their sole judgment believe such restructuring is in the best interest of the Corporation' and (b) 'file the foregoing amendment with the State of Michigan Securities Bureau, the Company's state of incorporation, to restate the Company's certificate of
incorporation.'   This action, taken by the Company's Board of
Directors, amended the Company's Restated Certificate of Incorporation and Articles of Incorporation (the "Amendment") to:
(i) effect a stock combination restructuring (reverse stock split) of the Company's outstanding shares of the Common Stock class of securities (the 'Reverse Split'), and (ii) provided for the payment of cash in lieu of fractional shares otherwise issuable in connection therewith. In this regard, the Reverse Split did not change the number of the Company's authorized shares of Common Stock or the par value of the Common Stock. The "Reverse Split" effected December 18, 2001 resulted in a one (1) for five (5) exchange of common shares of the Company's common stock securities resulting in the issued and outstanding shares of the Company being reduced from 50,628,652 on December 17, 2001 to 10,125,730 on December 18, 2001. Concurrent with this action, required notification to the NASD (National Association of Securities Dealers) was made by the Company and a new CUSIP No. 981536 20 4 was issued to the Company by the NQB (National Quotations Bureau) for application to existing certificate inventory at and by the Company's stock registrar and transfer agent, and accordingly it was not necessary for security holders of record to exchange old stock certificates for new.

NOTE 4   QUASI-REORGANIZATION

On December 1, 2001, the Company's Board of Directors approved actions which have resulted in a quasi-reorganization of the accounting structure of the Company. On December 8, 2000, the shareholders approved, at the request of Management, a stock combination restructuring (Reverse Stock Split) of their shares of Common stock class of securities of the Company at the ratio of one (1) new share for five (5) old shares, explained in Note No. 3 above. Also, in keeping with generally accepted accounting principles, management has changed its method of amortizing the assets represented by its "completed" film and television product library. The Company has again reduced the stated value of completed film and television productions in its inventory by $2,620,000 based on an independent appraisal of certain film/television product in the library. Accounting rules, however, do not allow an increase in stated value based upon appraisal even though the current independent appraiser feels that the stated value of the Company's film and television product library is substantially understated. After significant committee review and discussion, Management concluded that the accumulated deficit shown on the balance sheet was due primarily to prior amortization of the cost of the film and television product library which was not actually exploited and should therefore be removed from the balance sheet at this time. The restructuring process additionally included the allocation of certain expenses to prior years.

The quasi-reorganization phase of the restructuring of the Company, also in keeping with generally accepted accounting principles, was effective January 1, 2001. This accounting reorganization consisted of a review and appraisal of "assets" and "liabilities" and their restatement as of the date of reorganization. Pursuant to the review and appraisal, the value of assets, primarily, "completed motion picture/television productions" and "film properties" was reduced by $2,620,000 with a related reduction of accumulated depreciation of $1,689,448.
In addition, the cumulative "retained earnings" deficit previously reported was reduced to zero with a corresponding charge to "additional paid-in capital" in the amount of $9,718,601.

As a result of the quasi-reorganization, retained earnings at December 31,2001 date from January 1, 2001.

NOTE 5   REVENUE RECOGNITION

The Company recognizes revenue in accordance with the Financial Accounting Standards Board SOP00-2. The Company's present "revenue recognition", accounts receivable in the amount of $515,318, are represented by `expected revenue from theatrical ticket sales, contracted arrangements with sub-distributors to the airline/cruise line industries, universities/colleges, military bases, public libraries, community groups, and state & federal tourism institutions'. Additionally, non-theatrical ancillary venues are included in this calculation, such as but not limited to, cable, pay-per-view, syndicated and network television, and home video sales. The adverse general economic effects created as a result of the September 11th, 2001 terrorist attack has negatively affected the expected overall revenue of various motion pictures in current distribution by the Company. Accordingly, the Company has reduced its stated receivables appropriately. The stated receivables also do not include certain expected receivables which are unbilled and/or non-contracted. The Company has contracted during the year ended December 31, 2001 with customers in the amount of $128,804 which has not been recognized as revenue in 2001 due to uncertainty of receipt.

NOTE 6   LONG-TERM DEBT

The $92,000 in long term obligations consist of $75,000 owed to motion picture and television clients for contractual rights to distribute film product and a $17,000 remaining balance on the Company's Line of Credit.

NOTE 7   EARNINGS PER SHARE AND HISTORICAL SHARE PRICE

As a result of operations for the year ended December 31, 2000 there were no earnings per Common share for such period. Comparatively, as a result of operations for the year ended December 31, 2001, there were moderate earnings per Common share $.0052 for such period before dilution and $.0048 after dilution.

The following are the high and low Company share prices
(Electronic Bulletin Board) for each quarter of 2001:

                                 High*         Low*

              1st                $.94        $.31
              2nd                $.50        $.25
              3rd                $.30        $.10
              4th                $.60        $.10

*Adjusted for 1 for 5 reverse split.

NOTE 8   INCOME TAXES

The Company presents its financial statements on an accrual basis. Certain state and local tax filings may differ from the federal returns to take advantage of beneficial local tax law.
As of December 31, 2001, the Company and its subsidiaries have sustained a cumulative net operating loss which can be offset against future taxable income. As a result of recorded net operating losses, the Company has not recognized any state and federal income tax liability. The Company does not use or expect to utilize the accelerated depreciation option available under the U.S. Tax Code.

NOTE 9   LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or to which any of its assets are subject. However, the Company is currently in ongoing negotiations for the reimbursement of lost material which consists of eight 1" and/or 3/4" and/or digital betacam videotape and 35mm film submaster copies of feature length motion picture and television productions, owned or controlled by the Company, which were maintained at a post production film and video facility. The Company's attorneys are preparing litigation and related processes relative to the lost material in the event the results of the negotiations are unsatisfactory. In this regard, the Company is seeking damages in the amount of three hundred ninety seven thousand five hundred dollars ($397,500) for the loss of its "stored material". Further, the co-producers with the Company pertaining to a feature length film, commenced litigation to attempt to dissolve the co-production agreement which exists between the Co-Producer and the Company relative to the production processes of that feature length film. The Company's management and attorneys believed the lawsuit to be groundless and therefore, defended the action on that basis. The matter ultimately resulted in a favorable settlement for the Company, requiring the plaintiffs to pay all expenses of litigation. Further, the Company's attorneys are preparing litigation and related processes to recover funds ($502,500) due and belonging to the Company, which were misappropriated by sub-agents of the Company encompassing the sale of feature film product in foreign territories.

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

NOTE 10   SUMMARY OF CORPORATE SECURITIES MATTERS AND
          STOCK ISSUANCE

At December 31, 2001, all general voting power was vested in the holders of the common stock class of securities of the Company. At that date, the holders of common stock were entitled to one vote per share and in that aggregate, had 100% of the general voting power provided in the Company's Restated Certificate of Incorporation. The Restated Certificate of Incorporation provides that all shares of common stock share equally in dividends (other than dividends declared with respect to any outstanding preferred stock), except that any stock dividends are payable in shares of common stock to holders of that class of securities. Upon liquidation, all shares of common stock are entitled to share equally in the assets of the Company available for distribution to the holders of such shares. The preferred stock class of securities of the Company ranks (and any other outstanding preferred stock of the company would rank) senior to the common stock in respect of dividends and liquidation rights.

Since November 1983, the Company's shares of Common Stock have traded on the OTC (Over-the-Counter) market and is currently a Fully Reporting publicly-held corporation. The Company's NQB (National Quotations Bureau) call symbol is WWMO and its Standard & Poors Cusip No. is 981536 20 4. The Company has advised its shareholders and the public that it expects to apply for NASDAQ quotation and/or quotations on other primary and/or secondary exchanges as soon as practical. The Company is quoted on the OTC (Over-The-Counter) Electronic Bulletin Board.

The following illustrates the Company's common and preferred stock authorized, issued, and outstanding at December 31, 2001.

Common Class Stock:
Par Value	                           $ .001
Shares Authorized               100,000,000
Shares Issued and Outstanding    11,972,730

Preferred Class Stock:
Par Value (Stated Value $.01)       $ 10.00
Shares Authorized                   100,000
Shares Issued And Outstanding        22,000

Par Value                             $ .01
Shares Authorized                 1,000,000
Shares Issued And Outstanding       454,217

NOTE 11   SUMMARY OF SUBSIDIARIES

The Company operates and/or maintains 9 wholly-owned subsidiaries. Certain of these subsidiary corporations are used to produce and/or market individual motion pictures or television productions. Currently, three of the motion picture production subsidiary corporations are active. World Wide Productions, Inc., for the purpose of producing the specialty television production tentatively entitled 'Classic Car' (in production) and the feature length motion picture tentatively entitled "Along for the Ride" (in development); World Wide Entertainment, Inc., for the purpose of distributing the completed full length motion picture entitled "Amy", and producing the feature length motion picture tentatively entitled "Mr. Corklesby" (in development); and World Wide Films Inc., which has recently completed the production of the feature length motion picture entitled "Shattered Illusions" (in distribution). The Company operates one diversified subsidiary which is related to the Company's core industry, World Wide Film and Television Institute, Inc. The Institute's business is the development, production, marketing, and implementation of educational symposiums, workshops, lectures and forums in areas covering the entertainment industry, specifically film and television financing, packaging, production, marketing/distribution, and the networking process that accompanies the entertainment business. Main events (primarily symposiums and seminars with more than one hundred participants) are periodically scheduled along with workshops, lectures and forums. Revenue is created primarily from the sale of tickets to these events. Primary symposiums are designed to be held annually and to accommodate 250 - 1000 people per event. Workshops are designed to be held in between the primary symposiums and to accommodate a maximum of 15 individuals. The symposium and workshop events are further designed to be duplicated in major cities around the country when and if appropriate.

NOTE 12   SUMMARY OF STOCK OPTIONS, EMPLOYMENT CONTRACTS,
          ASSOCIATES, POTENTIAL DILUTION, CONTINGENT
          LIABILITY AND ACCRUED PROFESSIONAL FEES

The Company has provisions for the issuance of options to purchase shares of its Common Lettered Stock but presently no such options have been granted. Certain of its Preferred Stock now issued has conversion provisions wherein the security holder of record may convert his/her Preferred shares to Common Lettered Stock under certain conditions. There are four hundred seventy six thousand two hundred seventeen (476,217) shares of Preferred Stock outstanding that is potentially convertible to shares of Common, some of which are dependent upon the market price of the
Common Stock as determined by one or more exchanges.   (See table
below for potential conversion of Preferred Stock to Common Stock.) The Company, from time to time, has entered into agreements to issue its Common Lettered Stock for certain goods and services and arrangements beneficial to the ongoing activities of the Company. Further, from time to time, various employee contracts, non-exclusive associates agreements, and service or purchase contracts contain provisions for stock issuance. The Company expects to continue to enter into such agreements subject to all applicable securities law. The potential contingent dilution from the issuance of the above Common Stock for these purposes is seven hundred sixty five thousand two hundred and sixty eight (765,268) shares. At December 31, 2001, the Company had an unpaid contingent salary liability to its President and Chief Executive Officer, Paul D. Hancock. Mr. Hancock has waived previously, in return for common and preferred stock, accumulated back salary of four million nine hundred sixty thousand three hundred and seventy one ($4,960,371). Mr. Hancock has agreed to further waive a portion of his current accumulating back salary in return for a mutually agreeable amount of either the issuance of Preferred and/or Common Stock or stock options as compensation therefore, except in the event of an attempted hostile takeover of the Company. Payment of accrued and previously expensed professional fees of two hundred and sixty nine thousand one hundred ninety one dollars ($269,191) (including legal, accounting and financial advisory services) have been waived by the providers of those services, who are also shareholders, and accounted for as contributed capital.

OUTSTANDING CONVERSION RATIO FROM PREFERRED TO COMMON SHARES:

					                  Preferred Stock
   			    		             Price per Share Conversion
                                          Common
                                    ----------------------
           Par       No. of    Conversion    Market    Shares
Series    Value      Shares    Ratio*        Price     After
                                                      Exchange**
-------    -------  ------     -------      -------   -------

A        $10.00     20,000       1x1       10.00        4,000
B          .01         717      1x20       10.00        2,868
C          .01       1,000      1x20        3.00        4,000
D&E        .01      26,000      1x20        5.00      104,000
F&G        .01      51,000       1x2        5.00       20,400
H&I        .01      15,000      1x10        5.00       30,000
J          .01       7,000      1x20         .10       30,000
K          .01      10,000       -0-         -0-         -0-
L          .01      25,000       -0-         -0-         -0-
O          .01      28,000       -0-         -0-         -0-
P        10.00       2,000       -0-         -0-         -0-
Q          .01      75,000      1x10         -0-      150,000
R          .01     200,000      1x10         -0-      400,000
S          .01      10,000      1x10         -0-       20,000
T          .01       5,000       -0-         -0-         -0-
           Totals  476,217                            765,268

*Preferred to Common
**Adjusted for 1 for 5 Reverse Split dated December 18, 2001.

NOTE 13   NOTE PAYABLE, LETTER OF CREDIT, LINE OF CREDIT

The Company has a note payable in the amount of sixteen thousand three hundred dollars ($16,300). The note holder holding the note payable has agreed to waive payment until such time that the Company has sufficient working capital to accomplish its objectives.

The Company was previously issued a standby irrevocable Letter of Credit from the Huntington Bank, Cleveland, Ohio (now Society
Bank), in the amount of fifty thousand ($50,000) dollars. The terms of the Huntington Bank Letter of Credit required that, if utilized, the Company would pledge as collateral a portion of its film and television product library. If the Letter of Credit were exercised, the resultant loan would be secured by a commensurate portion of the Company's film and television product library. The Huntington Bank terms also provided that the Company would continue to be able to sell or lease any portion of the product library as long as it retained sufficient material to secure any loans made as a result of the Letter of Credit. The original Letter of Credit has expired but is renewable at the Company's option based on mutually agreeable similar terms and conditions.

The Company currently utilizes a one hundred thousand dollars
($100,000) primary line of credit with the Wells Fargo Bank of California and CitiBank to accommodate its daily cash flow needs and occasionally uses its credit lines at other financial institutions and with its vendors and suppliers.

NOTE 14   YEAR 2000 ISSUE

Many currently installed computer systems and software products may be coded to accept only two-digit entries in the date code field and now that the new millenium has commenced, these code fields need to accept four digit entries to distinguish years beginning with "19" from those beginning with "20." As a result, computer systems and/or software products used by many companies have been upgraded to comply with such Year 2000 requirements. Our Year 2000 Project (the "Project") was substantially complete by the end of fiscal 1999. The scope and content of the Project included: assessing the ability of computer programs and embedded computer chips to distinguish between the year 1900 and the year 2000; conducting a review of our information technology ("IT") and non-IT systems to identify those areas that could be affected by Year 2000 issues; developing a comprehensive, risk-based plan to address IT and non-IT systems and products, as well as dependencies on our business partners; completing an inventory and risk-assessment of our computer systems and related technology, and developing and carrying out the testing and remediation process. As part of the remediation process, in fiscal 1999 we successfully conducted testing of all IT and non-IT systems within our PC-based network.

The total cost for ensuring Year 2000 compliance was not material to our financial position. To date, no significant Year 2000 problems have occurred, and the Year 2000 problem will not pose significant operational issues for our operations in the future. However, we cannot accurately predict a "worst case scenario" with regard to our Year 2000 issues.We understand we may encounter difficulties interfacing or interconnecting with third party systems, whether or not those systems claim to be "compliant," and therefore have completed an inventory and risk assessment of our outside vendors and have identified those key vendors that represent a significant risk. Part of our preparation included preparing contingency plans in the event of non-compliance by those vendors. Overall, we believe Year 2000 risks with key vendors and suppliers are low because many are small manufacturers with relatively simple business systems, however, we cannot guarantee that the systems of those vendors and suppliers, or other companies on which we rely, will be Year 2000 compliant. Failure by another company to convert their systems to be Year 2000 compliant could require us to incur unanticipated expenses to remedy problems, which could have a material adverse effect on our business, operating results and financial condition. To date, none of our key vendors have had significant Year 2000 problems which have impacted our operations.


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
DIRECTOR AND/OR
EXECUTIVE OFFICER                          FIRST ELECTED  TERM OF
NAME AND AGE              POSITION         OR APPOINTED    OFFICE
---------------           ---------        ------------    ------
Charles Bailey            Chairman of the     1985          2002
Age 69                    Board of Directors

Paul D. Hancock	     President/Chief      1977  Director/2003
Age 46                   Executive Officer          Officer/2015
                         and Director

A. Robert Sobolik        Exec. Vice President 1981  Director/2003
Age 66            	     Treasurer and Director     Officer/
                                                    Indefinite

Larry Epstein, Esq.       Secretary           1989  Director/2004
Age 53                    Director                  Officer/
                                                    Indefinite

John R. Woodward         Vice President,      1982  Director/2002
Age 51                   Film Production and        Officer/
                         Distribution               Indefinite
                         Director

George T. Lindsey        Vice President,      1982  Director/2002
Age 64                   Creative Development       Officer/
                         Director                   Indefinite

James J.Aitken,C.P.A.    Vice President,      1982  Director/2002
Age 66                   Finance and                Officer/
                         Administration, Director   Indefinite

John D. Foley            Director             1990     2004
Age 51

Robert E. Capps, Jr.     Director             1990     2004
Age 51


DIRECTOR AND/OR
EXECUTIVE OFFICER                          FIRST ELECTED  TERM OF
NAME AND AGE              POSITION         OR APPOINTED    OFFICE
---------------           ---------        ------------    ------

Lewis O'Neil             Director             1998	     2003
Age 50

Ben Whitfield Jr. Esq.   Director             1980          2004
Age 52

Brendan Cahill           Director             1986          2003
Age 55

Alex Trebek              Director             1987          2004
Age 61

Leroy J. Steele          Director             1987          2004
Age 79

Robert Lisnow            Director             1998          2003
Age 52

Joseph Dyson, C.P.A.     Director             1983          2003
Age 69

Peter Lallos             Director             1988	     2003
Age 68

Philip Langwald          Director             1985          2002
Age 95

Fred Baron	          Director             1994	     2002
Age 50

Charles Newirth          Director             1994          2002
Age 46

Tony Miller             Associate V.P.        1999    Indefinite
Age 56                  Production

Brian J. Patnoe	    Associate V.P.        1986    Indefinite
Age 43                  Administration

Michael Maghini         Associate V.P.        1985    Indefinite
Age 44                  Finance

CHARLES C. BAILEY, age 69* - Mr. Bailey is the Chairman of the Board of the Company. Mr. Bailey has most recently been the producer of a variety of Broadway and other theatrical stage productions including the award winning musical "My One and Only" with Twiggy and Tommy Tune, "Stardust" with Sean Young, 'Lucky Guy' with Faith Prince, and "Dream" with Lesley Ann Warren and Margaret Whiting. In addition, he is the Executive Producer of King Street Productions, a theatrical production company in New York City, which develops and produces Broadway and regional stage productions. Prior to his professional Broadway activities, Mr. Bailey was Senior Vice President of Thompson McKinnon Securities Inc. and previously Vice President of Prudential Bache Securities (now Prudential Securities), both in New York and two of Wall Street's leading investment banking firms. As a fully licensed investment banker with Prudential Bache and Thompson McKinnon, Mr. Bailey prepared a wide variety of multi-million dollar national municipal bond issues for the capital markets and was responsible for the underwriting of those and other issues. In conjunction with Mr. Bailey's investment banking responsibilities, he was the principal of O.B. Bailey Associates, a financial advisory service. He has been involved in international business and finance for more than 35 years, encompassing organizations and enterprises throughout the Orient, Europe, South America and the Middle East. He is a graduate of Hamilton College in New York and a member of several professional organizations including past National Director, International Director of the United States Junior Chamber of Commerce and Commission Chairman of Junior Chamber International (JCI).

PAUL D. HANCOCK*, age 46 - Mr. Hancock is the President and Chief Executive Officer of the Company. He is the founder and developer of its film/television production concept and corporate mission objectives, and has served as President and Chief Executive Officer since its inception. Prior to and during his tenure with the corporation, he has functioned as a production and business advisor to various film financing and production companies and has supervised the development/packaging and production of a wide variety of moderately budgeted/cost-controlled feature film and television projects. Mr. Hancock was responsible for leading one of the first exploratory film finance teams to the Wall Street capital markets in the late 1970's in order to develop and encourage motion picture financing by the investment banking community. He was instrumental in the formulation of entertainment industry relationships specifically in moderate budget feature film production financing with companies such as E.F. Hutton & Co.; Kidder, Peabody and Prudential-Bache Securities. Mr. Hancock has also been a lecturer on various aspects of the entertainment industry, entrepreneurship and finance at University Graduate Schools of Business, seminars and conferences, is a frequent radio talk show guest discussing independent film financing, production and marketing, and is published in various print media encompassing film and television industry topics. He has developed and maintained a specialized expertise in and conducted diverse consulting for motion picture and television financial packaging, specifically for public securities offerings, private sector investments and commercial banking. He was previously employed in a variety of management capacities in the theater and hotel businesses for Farber Enterprises and Ramada Incorporated. Mr. Hancock attended the Cranbrook Academies, Eastern Michigan University, and the University of California at Los Angeles. He belongs to several professional organizations including the Academy of Television Arts and Sciences.

A. ROBERT SOBOLIK*, age 66 - Mr. Sobolik is the Executive Vice President and Treasurer of the Company. He has previously held senior corporate positions including Vice President of Operations for Stratavision Inc. in Southern California specializing in computer software development. Mr. Sobolik has been a financial consultant and advisor to various international and U.S. Fortune 500 corporations including HRT Industries; Senior Consultant/financial services, Saudi Airlines in Saudi Arabia and Senior Project Manager for Sierra Power Co. and the Texas Legislative Counsel. Prior to his consulting services, he was Project Manager and Director for computer systems in corporate development with the U.S. Borax Chemical Corporation and before that supervised computer operations, computer systems and corporate data processing. He has also been a Manager and Controller of computer operations for a major Los Angeles based corporation. Mr. Sobolik has served in corporate management for more than twenty-five years in business, finance and industry throughout the western U.S. and abroad.

LARRY EPSTEIN, age 53 - Mr. Epstein is the Secretary of the Company. He is a practicing attorney in Southern California He has been a sole practitioner since 1987 specializing in business, family and entertainment law. He was previously involved for three years as Executive Vice President and in-house legal counsel to Cherrystone Pictures, Inc., an independent feature film production company based in Los Angeles, and in that capacity oversaw all corporate and administrative fiduciary responsibilities of the company and orchestrated all documentation for domestic and international co-ventures and related agreements. Prior to his production company involvement, Mr. Epstein was a Senior Partner in the Los Angeles-based law firm of Abouaf, Epstein, Meyers & Gronemeier, specializing in business, tax, and entertainment law. He is a member of the State Bar of California, San Fernando Valley Bar Association, Los Angeles County Bar Association and The American Bar Association. Mr. Epstein has sat for 7 years as special referee and judge for the State Bar of California and is also currently Judge Pro Tem for the Superior Court, State of California, County of Los Angeles.

JOHN R. WOODWARD, age 51 - Mr. Woodward is the Vice President for Film Production of the Company. He is responsible for the technical production procedures of the film and television projects the Company produces or co-produces. His career has spanned more than 20 years of both independent and studio film and television production for numerous companies such as Twentieth Century Fox, Paramount Pictures, Sony Pictures, Jerry Bruckheimer Films and Castle Rock Entertainment. Including studio involvement, he was executive in charge of production for independent production company Melco General, Incorporated in Los
Angeles.   He has been a senior member of the production team for
a wide variety of film and television projects, including most recently "Liar Liar", "Gattaca", "Wild Thing", "Sweet Dreams", "Flashdance", "The Manitou", "Tales from the Crypt", "Young Guns II", "Universal Soldier", and the recent Academy Award nominated "Shawshank Redemption", among many others. Mr. Woodward has additionally been associated with and instrumental in productions at other major studios such as Warner Brothers, Columbia, Disney, the C.B.S. Studio Center, Samuel Goldwyn, and Bavaria-Atelier Studio in Germany. His television commercial background is varied having worked on commercials for the Sony Corporation, Lincoln- Mercury, and Pepsi. He has specialized training and expertise in pre-production through post production coordination and requirements, and film production budget control. He holds a Bachelor of Arts degree in Visual Arts, a Masters degree in Cinema Production, and is a member of the Director's Guild of America.

GEORGE T. LINDSEY, age 64 - Mr. Lindsey is the Vice President of Creative Development of the Company. He is responsible, with the production committee, for the selection and development of film projects for the Company. His film career spans over twenty-five years of literary and production film work. He has most recently completed writing feature film projects for New West Films Corp. He has been associated in the past with film production houses and television stations, including service as an executive producer and director on the staff of the National Broadcasting
Company and its affiliate W.R.C.-T.V. and W.I.T.F.   Formerly, as
President of a motion picture production company, he produced documentaries and docudramas throughout Europe, Africa, and South America. He has worked with such talent as Eli Wallach, Henry Fonda, Raymond Massey, Leonard Nimoy, Brock Peters and Lorne Green. Mr. Lindsey has done in-depth work in the field of pre-production of motion picture projects and has earned over eighteen national film awards for film and television productions, including regional emmy awards, local emmy awards, the N.E.T. award for excellence in film production along with gold, silver and bronze medals in film production from the New York International Film Festival. He is a member of the Writer's Guild of America, West, Inc. and the Director's Guild of America.

JAMES J. AITKEN, age 65 - Mr. Aitken is the Vice President of Finance and Administration of the Company. He is responsible for the overall business management and administrative systems of the Company. He is a Certified Public Accountant and was formerly a Partner and Regional Manager for Ernst & Whinney (now Ernst & Young), a national and international public accounting firm. His experience while engaged in public accounting encompassed a wide variety of clients including many companies in the entertainment industry including television, radio, cablevision and professional sports teams. Mr. Aitken has led many conferences and advanced workshops in professional management and accounting sponsored by Ernst & Whinney. He has also been an instructor and professor of business and finance and accounting courses at the University level. He is a member of the American Institute of Certified Public Accountants and several other professional societies and organizations related to business management and finance.

JOHN D. FOLEY, age 51 - Mr. Foley is currently President, Worldwide Distribution for October Films and was previously Executive Vice President of City Cinemas, a theatrical exhibition corporation in New York, and Executive Vice President of Miramax Films overseeing all theatrical acquisitions and distribution. Prior to Miramax, he was President of MGM/UA and was recruited by MGM in 1987 as Vice President/Sales where he managed domestic sales in the Southern and Western divisions of the United States.
 In 1989 he was named President, managing all North American activities for the company. Certain recent Miramax and MGM production successes he was instrumental in include "Pulp Fiction", "Benny and Joon" and "Untamed Heart". Other past productions he has been instrumental in include "Rainman", "A Fish Called Wanda", and "Moonstruck". Mr. Foley began his film career in 1975 on the East Coast with Columbia Pictures. He held various management positions with Columbia during his tenure with the company, encompassing regional sales throughout the midwest and southern United States. In 1986, DeLaurentis Entertainment Co. recruited him as Vice President of Distribution to establish the distribution operations for the company's opening in 1986.

ROBERT E. CAPPS, JR., age 52 -   Mr. Capps, most recently
Executive Vice President-Film for United Artists, has been involved in the marketing, distribution and exhibition of feature motion pictures for more than 25 years. Formerly, Senior Vice President and General Sales Manager for Tri Star Pictures, he has been instrumental in the development of new film marketing technology strategies for the motion picture industry, primarily the theatrical market. He has been directly involved in the building and expansion of distribution departments for companies such as Columbia Pictures, Paramount Pictures, and MGM. Mr. Capps was an instrumental force over the span of his career in the distribution and exhibition of a wide variety of both major and independent feature films including such classic film productions as the "Terminator" films, "Legend of Boggy Creek", and "Where the Red Fern Grows". He has also been a consultant to such major domestic and international exhibitor chains as Mann, Loew's and AMC.

LEWIS O'NEIL, age 50 - Mr. O'Neil was most recently Executive Vice President, Domestic Distribution for Polygram Filmed Entertainment overseeing all domestic theatrical exhibition of Polygram Films. Prior to Polygram he was Senior Vice President, domestic theatrical distribution for Twentieth Century Fox Film Corporation overseeing all theatrical exhibition of Fox Film throughout the western United States. Prior to his tenure with Fox, he was Executive Vice President of Metropolitan Theaters, a regional exhibition chain in the southwest. Certain major feature films Mr. ONeil has been instrumental in the distribution of include "Rocky", "Ghostbusters", "Dances with Wolves", "Star Wars Trilogy" and "Independence Day". He has also been a consultant in the area of theatrical exhibition and distribution to various independent producers, production companies and industry professionals including Michael Ovitz (Artists Management Group), the new entertainment website iAM.com, and the recent advance in theatrical film projection known as Maxivision.

ROBERT LISNOW, age 52 - Mr. Lisnow is currently a practicing attorney in Southern California, with an emphasis in business transactional/entertainment law and litigation. He was formerly a partner in the law firm of Karpel, Karpel & Lisnow located in Los Angeles specializing in business, entertainment and real estate litigation. Mr. Lisnow's business and corporate background also includes past managing director of Forstmann & Rayfield (formerly Forstmann & Co.), a venture capital/investment banking firm overseeing a multi-million dollar portfolio of various industries throughout the world including high technology, global communications and environmental sciences. Prior to Forstmann & Co., Mr. Lisnow was a principal in the artist management firm of Mitchell, Lisnow Business Management, Inc. overseeing the careers of a wide variety of theatrical and commercial performers such as television and screen artists James Best, Tim Reid and Frank Bonner. More recently, Mr. Lisnow has acted in the capacity of Managing Member/Counsel of Intermedia Video Products (LLC), a VSDA (Video Sales Dealers Association), MPAA (Motion Picture Association of America) approved supplier of videotape, video equipment and video services with major film and television industry clients.

BENJAMIN WHITFIELD, JR., ESQ., age 52 - Mr. Whitfield is presently a practicing civil attorney with an emphasis in the field of entertainment law. He has served as United States Assistant District Attorney and as an Assistant Attorney General. Mr. Whitfield is a member of the law firm of Wright, Reed & Whitfield, P.C., one of the entertainment law firms serving the corporation.

BRENDAN CAHILL, age 55 - Mr. Cahill was most recently Vice President for Music and Creative Affairs for Universal Studios. Prior to his employment with Universal, he was Vice President in charge of creative affairs and musical director at Columbia Pictures and is currently a development and production consultant in the film/television industry and production consultant to Michael Phillips and Michael Douglas (Michael Douglas Productions). He has in the past been a personal advisor for production and musical affairs to Steven Spielberg (Amblin Light Entertainment), having been involved with such film projects as BACK TO THE FUTURE, CLOSE ENCOUNTERS OF THE THIRD KIND and E.T., THE EXTRA TERRESTRIAL. In the 1960's, Mr. Cahill was credited with being intregal in the success of such musical groups as the Birds, Jefferson Starship, and the Monkees, and was executive producer on the successfully syndicated television show, THE PARTRIDGE FAMILY for ABC. Other feature film and television production credits for Mr. Cahill include CALIFORNIA SUITE, THE BREAKFAST CLUB, OUT OF AFRICA, MIAMI VICE, and the Emmy Award winning MURDER SHE WROTE.

ALEX TREBEK, age 61 - Mr. Trebek has been involved in the television industry for over twenty-five years as a producer, host and innovator of a wide variety of entertainment shows. He has produced and hosted the internationally successful gameshow JEOPARDY which has been the second highest rated television show in syndication. Mr. Trebek was also the host of the successful television game show CLASSIC CONCENTRATION. As a television media executive, he is currently developing other projects for television and film as well. Mr. Trebek, originally from Sudbury, Ontario, Canada, worked for the Canadian broadcasting company (C.B.C.) throughout the 1960's and early 70's before relocating to the United States in 1973.

LEROY J. STEELE, age 79 - Mr. Steele's background encompasses over 40 years as an executive with various corporations within the United States and in Canada, including Executive Vice President and Chief Operating Officer for Bullock's company in Los Angeles, Vice President and General Manager for the Boston stores on the Eastern seaboard, and Chairman of the Board/Chief Executive Officer for A.J. Freeman Ltd. in Ottawa, Canada. Mr. Steele has also been a business management consultant and advisor for many years.

JOSEPH DYSON*, age 69 - Mr. Dyson is currently the President and Chief Executive Officer of Health Care Capital Corp. of California. He was formerly Vice President and Manager of Merrill Lynch's Western Regional Health Care Finance Department and Vice President of First America, a financial consulting firm. In addition he was Managing Vice President of Telco Capital Corporation and employed by a national accounting firm. Prior to his private sector work, he was engaged at the Department of Health, Education and Welfare where he served as acting Regional Program Director of the Hill-Burton Program as well as special consultant to other regional loan offices. He is a Certified Public Accountant and has served as an official for the U.S. Securities and Exchange Commission.

PETER LALLOS, age 68 - Mr. Lallos was most recently Senior Vice President for the investment banking firm of Bear, Sterns & Co. in New York City. He has previously held senior corporate positions including Managing Director for Manufacturer's Hanover Trust Company, Senior Vice President - E.F. Hutton & Co. and Senior Vice President - Donaldson, Luftkin & Jenrette. Mr. Lallos' Wall Street expertise encompasses more than 25 years of investment banking, commercial banking and specialized public and corporate financing around the world.

PHILIP LANGWALD, age 95 - Mr. Langwald is Chairman Emeritus of the Board of Directors of the Company and is currently a retired municipal administrative executive. He has been involved with land development and appraising for real estate and managing the construction and development of shopping and residential areas in the midwestern United States. He was formerly with the United States Department of Labor and Internal Revenue Audit Division.

FRED BARON, age 50 - Mr. Baron is currently Senior Production Executive for Twentieth Century Fox Film Corp. where he is responsible for all phases of production oversight for all feature film production at the studio. Prior to his studio involvement, he was production representative at HBO, overseeing a wide range of features and M-O-Ws. Mr. Baron has also acted as co-producer on television productions such as TALES FROM THE CRYPT and production coordinator and production supervisor on a wide variety of independent motion picture/television production.

CHARLES NEWIRTH, age 46 - Mr. Newirth is currently an established independent producer and executive producer in the motion picture industry and has been responsible for the production of such major motion pictures as the recently released "Patch Adams" with Robin Williams, "City of Angels" with Meg Ryan and Nicolas Cage, the Academy Award winning and highly successful "Forrest Gump" with Tom Hanks, as well as "Bugsy" with Warren Beatty, "Toys" with Robin Williams, and "The American President" with Michael Douglas. His career in feature film production has also included production manager for such films as "Pretty in Pink", "Robocop", and "The Abyss". In addition, he has worked in other diverse senior production positions as production supervisor, production coordinator, and location manager.

TONY MILLER, age 56 - Mr. Miller is a veteran of more than 25 years in the motion picture industry. His job responsibilities within the industry have included co-production, editing and post production supervision for a wide variety of feature film and television projects. He has acted in the capacity of editor of over 40 feature films and 50 television productions. He has also produced 10 feature films, 180 television commercials, a variety of music videos, as well as directed and edited electronic video press kits. Mr. Miller was in charge of production for the Cinamerica Satellite Network and The Professionals Group, both located in Southern California, supervising a variety of different types of film and video productions. He has also served in numerous production capacities for New World Pictures, United Artists, MGM, A&M Records, CBS and Universal Pictures. He was the executive producer, editor and post production supervisor for the Witchcraft series of feature films, the most successful direct to video film series ever produced. He has won numerous awards including the Houston World Fest Gold Award for best dramatic picture, as co-producer and editor of the
feature film DREAMRIDER with James Earl Jones.   Mr. Miller is
a graduate of the University of California, Los Angeles and was the head of the film and television department at the prestigious Harvard Westlake School in No. Hollywood, California.

BRIAN J. PATNOE, age 43 - Mr. Patnoe's tenure with the corporation began in 1987 as Executive Assistant in the areas of finance and administration. In 1989, he was elevated to the post of Associate Vice President, Administration, working as key liaison between senior officers of the corporation and members of the Board of Directors. His responsibilities also included monitoring and maintaining WWMPC's corporate due diligence data information, finance material information, and monitoring basic stockholder relations. He has worked closely with senior management of the company in the negotiations of co-financing production scenarios with domestic and foreign companies, consortiums, and independent financiers. Mr. Patnoe has also been associated with Siemen's and Motorola ISG as national accounts manager and McDonnell Douglas Corporation as a configuration management analyst and product definition specialist; both senior technical and analytical corporate administrative positions assuring quality control and infrastructure communications. He maintains a degree in Business Administration and Economics from California State University, Fullerton and a Masters in Business Administration from the University of Southern California.

MICHAEL MAGHINI, age 44 - Mr. Maghini was most recently Vice President with Eden Financial Group, a Wall Street investment banking firm providing wholesale financial products to associate brokerage firms around the country, as well as a Managing Partner and Vice President with Famco, Inc. a real estate holding company in New York City. Mr. Maghini's well established financial experience, including his executive association for investment with the Putnam's Golden Scale Council, and his membership in the Million Dollar Round Table Club, complement his past investment management and development training with Paine Webber. Prior to Paine Webber, he held an investment executive position with Thompson McKinnon Securities. Mr. Maghini has helped develop the investment banking division of a major New York financial firm and has also managed a variety of many diverse institutional and, private investment portfolios. He is a graduate of Southern Connecticut University where he received his Bachelor of Science Degree in Political Science and Economics.

* (Indicates members of the Executive Committee)

FAMILY RELATIONSHIPS

There are no family relationships among directors, executive officers or persons chosen by the Company to be nominated as a director or appointed as an executive officer of the Company or any of its affiliated subsidiaries.


Item 10.	Executive Compensation.

The summary compensation table below sets forth certain information for all compensation, including: annual, longterm and stock compensation paid for services rendered to the Company in all capacities for the fiscal years ended December 31, 2001, 2000, and 1999.

SUMMARY COMPENSATION TABLE
                               Annual Compensation		Long-
Term Compensation

Awards        Payouts
											  Annual
	     Securities
Name and 							    Other     Stock
Restricted   Underlying
Principal Position	  Year  Salary	Bonus Compensation Awards
Awards Options/LTIP All Other
(a)                     (b)  ($)(c)	($)(d) ($)(e)	    ($)(f)
SARs(#)(g)Payouts($)(h) Comp.
                            *,**,***
($)(i)
--------------------- ---- -------- -----  ----------  -----   --
------  ------   --------
Charles Bailey**      2001     0      0        0         0
25,000    0         0
Chairman of the Board 2000     0      0        0         0
0       0         0
                      1999     0      0        0         0
0       0         0

Paul D. Hancock*/**   2001 385,000    0        0         0
1,080,000    0         0
President, CEO ***    2000 370,000    0        0         0
250,000    0         0
                      1999 355,000    0        0         0
250,000    0         0

A. Robert Sobolik */**2001     0      0        0         0
40,000    0         0
Exec. V.P./Treasurer  2000     0      0        0         0
25,000    0         0
                      1999     0      0        0         0
25,000    0         0

Larry Epstein */**    2001     0      0        0         0
50,000    0         0
Secretary             2000     0      0        0         0
500,000    0         0
                      1999     0      0        0         0
500,000    0         0

John R. Woodward */** 2001     0      0        0         0
100,000    0         0
Vice President        2000     0      0        0         0
50,000    0         0
                      1999     0      0        0         0
50,000    0         0

George T. Lindsey */**2001     0      0        0         0
5,000     0         0
Vice President        2000     0      0        0         0
25,000     0         0
                      1999     0      0        0         0
25,000     0         0

James J. Aitken */**  2001     0      0        0         0
35,000     0         0
Vice President        2000     0      0        0         0
25,000     0         0
                      1999     0      0        0         0
25,000     0         0

John R. Foley**       2001     0      0        0         0
20,000     0         0
Director              2000     0      0        0         0
100,000     0         0
                      1999     0      0        0         0
100,000     0         0

Robert E. Capps Jr. **2001     0      0        0         0
10,000     0         0
Director              2000     0      0        0         0
50,000     0         0
                      1999     0      0        0         0
50,000     0         0

Lewis O'Neil          2001     0      0        0         0
4,800     0         0
Director              2000     0      0        0         0
50,000     0         0
                      1999     0      0        0         0
0        0         0

Benjamin Whitfield Jr.**2001   0      0        0         0
5,000     0         0
Director              2000     0      0        0         0
25,000     0         0
                      1999     0      0        0         0
25,000     0         0

Brendan Cahill**      2001     0      0        0         0
4,000     0         0
Director              2000     0      0        0         0
20,000     0         0
                      1999     0      0        0         0
20,000     0         0

Alex Trebek**         2001     0      0        0         0
4,000     0         0
Director              2000     0      0        0         0
20,000     0         0
                      1999     0      0        0         0
20,000     0         0

LeRoy J. Steele**     2001     0      0        0         0
0       0         0
Director              2000     0      0        0         0
0       0         0
                      1999     0      0        0         0
0       0         0

Robert Lisnow         2001     0      0        0         0
45,000     0         0
Director              2000     0      0        0         0
0       0         0
                      1999     0      0        0         0
0       0         0

Joseph Dyson**        2001     0      0        0         0
40,000     0         0
Director              2000     0      0        0         0
25,000     0         0
                      1999     0      0        0         0
25,000     0         0

Peter Lallos **       2001     0      0        0         0
0       0         0
Director              2000     0      0        0         0
0       0         0
                      1999     0      0        0         0
0       0         0

Philip Langwald**     2001     0      0        0         0
0       0         0
Director              2000     0      0        0         0
0       0         0
                      1999     0      0        0         0
0       0         0

Fred Baron **         2001     0      0        0         0
0       0         0
Director              2000     0      0        0         0
0       0         0
                      1999     0      0        0         0
0       0         0

Charles Newirth**     2001     0      0        0         0
0       0         0
Director              2000     0      0        0         0
0       0         0
                      1999     0      0        0         0
0       0         0

Tony Miller           2001     0      0        0         0
10,000     0         0
Associate V.P.        2000     0      0        0         0
0       0         0
                      1999     0      0        0         0
0       0         0

Brian J. Patnoe*      2001     0      0        0         0
100,000    0         0
Associate V.P.        2000     0      0        0         0
100,000    0         0
                      1999     0      0        0         0
100,000    0         0

Michael Maghini*      2001     0      0        0         0
10,000     0         0
Associate V.P.        2000     0      0        0         0
10,000     0         0
                      1999     0      0        0         0
10,000     0         0



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

*** Indicates - The President and Chief Executive Officer has
waived his accumulated back salary of $4,960,371.   Also, he has
agreed to waive his current salary indefinitely as long as the Company does not have sufficient funds on hand. In return he has agreed to also accept common stock, or preferred convertible stock of the Company at $.10 per share equivalent or mutually agreeable stock options in lieu of cash, at the Company's discretion, except in the event of a merger or takeover of the Company in which he descents.

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

          NAME OF                   AMOUNT & NATURE
TITLE     BENEFICIAL OWNERSHIP      BENEFICIAL      PERCENT
OF CLASS  OFFICERS AND DIRECTORS    OWNERSHIP       OF CLASS
--------- ----------------------   -------------    --------
Common    James J. Aitken              95,000           .01%
          Vice President, Fin. & Adm.  Sole Ownership
          Corporate Director           Sole Voting Power
          12199 55th Ave.
          Remus, MI 49340

Common    Charles C. Bailey            64,000           .01%
          Chairman of the Board        Sole Ownership
          42 King Street               Sole Voting Power
          New York, NY 10014

Common    Fred Baron                   20,000
          Corporate Director           Sole Ownership
          531 N. Lillian Way           Sole Voting Power
          Los Angeles, CA 90004

Common    Brendan Cahill               50,000
          Corporate Director           Sole Ownership
          13816 Bora Bora Way          Sole Voting Power
          Marina Del Rey, Ca 90292

Common    Robert E. Capps, Jr.         59,200           .01%
          Corporate Director           Sole Ownership
          c/o 2120 Main St., Suite 180 Sole Voting Power
          Huntington Beach, CA 92648

Common    Joseph Dyson                 118,000           .01%
          Corporate Director           Sole Ownership
          4216 Caminito Cassis         Sole Voting Power
          San Diego, CA 92122

Common    Larry Epstein, Esq.          205,333           .02%
          Secretary                    Sole Ownership
          Corporate Director           Sole Voting Power
          11733 Baird Ave.
          Northridge, CA 91326

Common    John D. Foley                60,000            .01%
          Corporate Director           Sole Ownership
          c/o 2120 Main St., Suite 180 Sole Voting Power
          Huntington Beach, CA 92648

Common    Paul D. Hancock              2,834,088        28.00%
          President/C.E.O.             Sole Ownership
          Corporate Director           Sole Voting Power
          124 8th Street, #8
          Huntington Beach, CA 92648


          NAME OF                   AMOUNT & NATURE
TITLE	     BENEFICIAL OWNERSHIP      BENEFICIAL      PERCENT
OF CLASS  OFFICERS AND DIRECTORS    OWNERSHIP       OF CLASS
--------- -----------------------   ------------    --------

Common    Peter Lallos                 25,000
          Corporate Director           Sole Ownership
          31 Woodfield Court           Sole Voting Power
          Laurel Hollow, NY 11791

Common    Philip Langwald              103,333           .01%
          Chairman Emeritus/           Sole Ownership
          Corporate Director           Sole Voting Power
          16032 Lemond Hills Trail #173
          Del Ray Beach, FL 33446

Preferred Philip Langwald              2,500
          Chairman Emeritus/           Sole Ownership
          Corporate Director           Sole Voting Power
          16032 Lemond Hills Trail #173
          Del Ray Beach, FL 33446

Common    George T. Lindsey            138,550           .01%
          Vice President, Creative     Sole Ownership
          Development/Corporate Director	Sole Voting Power
          3218 S. 101st St.
          Omaha, NE 68124

Common    Robert Lisnow                115,000            .01%
          Corporate Director           Sole Ownership
          10866 Wilshire Blvd.         Sole Voting Power
          Los Angeles, CA 90024

Common    Michael Maghini              56,750            .01%
          Associate Vice President,
          Finance                      Sole Ownership
          48 Stonewall Lane            Sole Voting Power
          Madison, CT 06443-2248

Common    Tony Miller                  22,000
          Associate Vice President,
          Production	                  Sole Ownership
          14014 Hamlin                 Sole Voting Power
          Van Nuys, CA 91401

Common    Charles Newirth              25,000
          Corporate Director           Sole Ownership
          c/o 2120 Main St., Suite 180 Sole Voting Power
          Huntington Beach, CA 92648

          NAME OF                   AMOUNT & NATURE
TITLE	     BENEFICIAL OWNERSHIP      BENEFICIAL      PERCENT
OF CLASS  OFFICERS AND DIRECTORS    OWNERSHIP       OF CLASS
--------  ------------------------  -------------   --------

Common    Lewis O'Neil                 9,800
          Corporate Director           Sole Ownership
          c/o 2120 Main St., Suite 180 Sole Voting Power
          Huntington Beach, CA 92648

Common    Brian J. Patnoe              286,440           .03%
          Associate Vice President,    Sole Ownership
          Administration               Sole Voting Power
          17 Blackwood
          Mission Viejo, CA 92692

Preferred Brian J. Patnoe              55,000
          Associate Vice President,
          Administration
          17 Blackwood
          Mission Viejo, CA 92692

Common    A. Robert Sobolik           40,400
          Executive Vice President/   Sole Ownership
          Treasurer                   Sole Voting Power
          Corporate Director
          132 Ascot Place
          Grass Valley, CA 95940

Common    LeRoy J. Steele             10,000
          Corporate Director          Sole Ownership
          1977 Gramercy Place         Sole Voting Power
          Los Angeles, CA 90068

Common    Alex Trebek                 70,000             .01%
          Corporate Director          Sole Ownership
          c/o 2120 Main St., Suite 180Sole Voting Power
          Huntington Beach, CA 92648

Common    Benjamin Whitfield, Jr., Esq.15,600
          Corporate Director           Sole Ownership
          9000 E. Jefferson            Sole Voting Power
          Detroit, MI 48214

Common    John R. Woodward             235,014            .02%
          Vice President,              Sole Ownership
          Film Production              Sole Voting Power
          Corporate Director
          850 Alabama Dr., Rte. 2
          Lone Pine, CA 93545

OFFICERS & DIRECTORS AS A GROUP 		4,658,508        46%

OWNERS OF 5% OR MORE OF THE COMPANY'S COMMON EQUITY
Common    Paul D. Hancock              2,834,088          28.00%
          President/C.E.O.             Sole Ownership
          Corporate Director           Sole Voting Power
          124 8th St., #8
          Huntington Beach, CA 92648

Common    Richard D. McLellan, Esq.    511,832             5.00%
          c/o 2120 Main St., Suite 180 Sole Ownership
          Huntington Beach, CA 92648   Sole Voting Power

Common    Gordon Estate                531,619             5.00%
          c/o 2120 Main St., Suite 180 Sole Ownership
          Huntington Beach, CA 92648   Sole Voting Power

The foregoing totals are based upon Eleven Million Nine Hundred
Seventy Two Thousand Seven Hundred and Thirty (11,972,730) common shares of the Company issued and outstanding stock as of December
31, 2001.

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


					WORLD WIDE MOTION PICTURES CORPORATION
April 12, 2002           /s/    A. Robert Sobolik

                         A. Robert Sobolik
                         Executive Vice President/Treasurer