Form 10QSB
period 2002-03-31
WORLD WIDE MOTION PICTURES CORP
filed 2002-05-08
CIK 1005502

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
March 31, 2002

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

          Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


          Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practical date: 11,972,730 shares of Common Stock (par value $.001 per share) outstanding on March 31, 2002.

Part I.  Financial Information
Item 1.  Financial Statements

Consolidated Balance Sheets
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of March 31, 2002 and December 31, 2001

                                   March 31,         Dec 31,
                                     2002              2001
                                 (Unaudited)        (Audited)
                                  ---------          --------
Assets

Cash                                  55,433           63,552
Accounts receivable                  191,668          192,278
Other assets                           8,918            8,918

Fixed assets

Completed motion pictures/
television productions             8,798,549        8,798,549
Film & distribution properties       870,467          870,467
Equipment                             49,937           49,937
Less accumulated depreciation        (74,316)         (72,928)

          Total Assets           $ 9,900,656      $ 9,910,773

Liabilities
 Accounts payable                      4,604            4,734
Notes payable                         16,300           16,300
Long-term debt                        92,000           92,000
          Total Liabilities         $112,904         $113,034

Stockholders' Equity
Common Stock $.001 Par Value,
100,000,000 shares authorized,
11,972,730 and 11,972,730 shares
issued                                11,973           11,973
Preferred Stock $.01 Par Value,
1,100,000 shares authorized,
476,217 and 476,217 shares issued      4,762            4,762
Additional paid-in capital         9,718,601        9,718,601
Retained earnings                     52,416           62,403
     Total Stockholders' Equity  $ 9,787,752      $ 9,797,739
Total Liabilities
and Stockholders' Equity         $ 9,900,656      $ 9,910,773

The accompanying Notes to December 31, 2001 Consolidated
Financial Statements are an integral part of these Financial
Statements.

Consolidated Statements of Income
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2002 and 2001
(Unaudited)

                                         Three months ended
                                             March 31,
                                      -------------------

                                     2002               2001

                                     ----               ----
Revenues                          $     610         $  35,467
Operating expenses:
     Depreciation                     1,388             1,388
     Administrative               	   8,930             8,556
     Film reproduction and marketing    279            39,940
Total operating expense           $  10,597         $  49,883

          Net income (loss)       $  (9,987)        $ (14,416)


 Earnings available to common
stockholders                          None             None

Earnings per common share,
assuming full dilution               None             None

The accompanying Notes to December 31, 2000 Consolidated
Financial Statements are an integral part of these Financial
Statements.





Consolidated Statement of Cash Flows
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three-Months Ended March 31, 2002 and 2001
(Unaudited)
                                          Three months ended
                                              March 31,
                                        -------------------
                                        2002           2001
                                        ----           ----
Cash flows from operating activities:

Net Income (loss)                       $ (9,987)  $  (14,417)

Adjustments to reconcile net income
(loss) to net cash provided by or used
in operating activities:

Capital project investment                   -0-       39,940

Depreciation                                1,388       1,388

Changes in assets and liabilities:

(Increase) Decrease in accounts receivable    610         -0-
Increase (Decrease) in accounts payable      (130)      6,096

Net cash provided by (used in) operating
activities:                                (8,119)     33,007

Financing Activities:

Proceeds from issuance of stock              -0-       (9,243)
Capital project investment                   -0-      (39,940)

Net increase/decrease in cash                (8,119)  (16,176)

Cash balances - beginning of period          63,552   109,348
      as of January 1, 2002

Cash balances - as of March 31, 2002         55,433    93,172

The accompanying Notes to December 31, 2001 Consolidated
Financial Statements are an integral part of these financial statements.

Consolidated Statement of Stockholders' Equity
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Month Period Ended March 31, 2002
(Unaudited)

             Number of Outstanding          Additional        Retained
                Shares           Par         Paid-In          Earnings
             Common  Preferred   Amount      Capital         (Deficit)       Total
           --------    -----      ---      -----------       ---------       -----

Balances
Dec. 31,
2001      11,972,730   476,217  $16,735   $9,718,601       $62,403    $9,797,739


Net Profit/Loss
3 mos. Ended
     March 31, 2002							      $(9,987)

Balances
Mar. 31,
	2002      11,972,730   476.217  $16,735   $9,718,601      $52,416    $9,787,752

The accompanying Notes to December 31, 2001 Consolidated Financial Statements are an integral part of these financial statements.


WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(To be read in conjunction with Consolidated Financial Statements for year ended December 2001)

NOTE 1   DESCRIPTION AND HISTORY OF THE BUSINESS

The Company was founded in July 1977 and incorporated December 9, 1980 under the laws of the state of Michigan. In March 1981, the Company acquired G.L. Productions Inc., which was a production and distribution company for short subjects, docudramas, documentaries and industrial films, many of which were made in conjunction with the U.S. Government. As a result of the transaction, the Company acquired a film and television completed product library and related film production equipment. The transaction was facilitated by the exchange of two million (2,000,000) shares of the Company's common stock class of Securities for 100% of the common stock of G.L. Productions Inc. The Company has also acquired other completed motion picture and television productions and acquired marketing/distribution interest in additional motion picture and television productions. The Company's total completed product library of live action motion pictures and videotaped productions consists of 292 works of various lengths and subject matter applicable for marketing through various media in foreign and/or domestic markets.

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

The Company operates and/or maintains nine wholly-owned subsidiaries, four of which are currently active, to enhance the operation of its core business and diversified enterprises. The Company has an active Board of Directors which currently consists of seventeen members of the twenty authorized, with staggered terms, all of whom are either a chairperson or a member of one or more of the four Board designated committees: executive, finance, audit, and personnel.

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

NOTE 9   LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or to which any of its assets are subject. However, the Company is currently in ongoing negotiations for the reimbursement of lost material which consists of eight 1" and/or 3/4" and/or digital betacam videotape and 35mm film submaster copies of feature length motion picture and television productions, owned or controlled by the Company, which were maintained at a post production film and video facility. The Company's attorneys are preparing litigation and related processes relative to the lost material in the event the results of the negotiations are unsatisfactory. In this regard, the Company is seeking damages in the amount of three hundred ninety seven thousand five hundred dollars ($397,500) for the loss of its "stored material". Further, the co-producers with the Company pertaining to a feature length film, commenced litigation to attempt to dissolve the co-production agreement which exists between the Co-Producer and the Company relative to the production processes of that feature length film. The Company's management and attorneys believed the lawsuit to be groundless and therefore, defended the action on that basis. The matter ultimately resulted in a favorable settlement for the Company, requiring the plaintiffs to pay all expenses of litigation. Further, the Company's attorneys are preparing litigation and related processes to recover funds ($106,000) due and belonging to the Company, which were misappropriated by sub-agents of the Company encompassing the sale of feature film product in foreign territories.

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

RESULTS OF OPERATIONS

The Company's revenue for the three months ending March 31, 2002 was $610 as compared to $35,467 for the comparable period of 2001. The three month period ending March 31, 2002 net loss prior to depreciation expense was ($8,599), and net loss before depreciation for the comparable period ending 2001 of $(13,040). For the three months ending March 31, 2002, expenses for the Company's development, production and distribution operations and its miscellaneous operations totaled $9,209 compared to $48,986 for the comparable period of 2001. The decrease in operating expenses of March 31, 2002 was primarily attributable to the marketing and distribution of the feature length film entitled "Amy", and the reproduction of film and the marketing of the film project "Ninth Street" and to the Company's change in the method of amortizing the cost of its inventory. The decrease in revenue attributable to the first quarter 2002 is due to reduced revenue pursuant to the exploitation of the film project "Ninth Street", "Shattered Illusions" and "Amy". There were no resultant per share earnings to common stockholders in March 31, 2002 and March 31, 2001. The Company derives its revenues from the licensing of its newly created film and television productions, the licensing of its inventory of previously produced films or television productions and fees received for professional services provided to the industry. The Company also receives revenue for the marketing and distribution of product produced or owned by 3rd party producers and production companies. The generation of revenue in the motion picture and television industry is highly competitive which may have a material impact on the Company's financial statements.

The following table presents operations data and selected statistical information for the periods indicated.


                                                  Three
                                         Months Ended March 31,
                                          2002            2001
                                          ----            ----

Revenues                                  $     610     $ 35,467

Costs and Expenses
          Operating &
          Administration expenses            9,209       48,496
         Depreciation and amortization          1,388
1,388

Income (Loss)                              $  (9,987)
$(14,416)

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

The Company's motion picture and television participation strategy has been to expend its resources and to set in place relationships and contracts in preparation for the continued development, acquisitions, production and/or marketing/ distribution of quality moderate budget feature length motion pictures, documentaries, docudramas and television productions. The strategy additionally includes the acquisition of screenplays and teleplays suitable for development/packaging and completed motion pictures and television projects for licensing and marketing/distribution opportunities for all applicable sales territories throughout the world. At such time that the above-referred to additional working capital is secured, it is the Company's opinion that substantial revenue will be generated by the existing film and television library and future distribution of potential new product, ultimately realizing its projected return on investment. Arrangements for participation by the Company in various feature film and television productions for the last 50 months include gross and net revenue participations in the following feature film and television productions ranging between 2-60% of worldwide revenue potential including all markets and all media that the particular production is distributed in.(1) In 1997 and 1998, post production and distribution preparation of the documentary entitled THE OUTLAW TRAIL, 100 YEARS REVISITED, in association with Western Sunset Films, an 8-year old Los Angeles based documentary production company. (2) In 1998, development and production of the series television production entitled CLASSIC CAR, in association with SLIM, Inc., a 4-year old Los Angeles based television production company. (3) In 1999, the acquisition and preparaton for marketing and distribution of the featurefilm entitled WHAT'S IN A COOKIE produced by production company Rocinante Productions Inc. and providing 50% of gross revenue particiation to the Company in perpetuity. (4) In 2000, the acquisition and preparation formarketing and distribution of the feature films entitled MALEVOLENCE and THE SECOND COMING produced by production company Sig Larsen Productions Inc. and providing 50% of gross revenue particiation to the Company in perpetuity. Other arrangements include preparation for Internet marketing and distribution of a feature length film acquired by the Company entitled CITIZEN SOLDIER originally produced by M&D Productions, a 7-year old Los Angeles based film production company, purchased by the Company in 1995 and providing a 60% gross revenue participation to the Company in perpetuity.

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

In August and September, 1999, the Company entered into an agreement with GTL Productions Inc., a 7-year old Omaha based production company for the purpose of acquiring the domestic and foreign marketing and distribution rights to a documentary series entitled ON THESE RUINS encompassing the titles of NARTICA, THE GALAPOGOS ISLAND and EASTER ISLAND.

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

The following is a table showing the comparison of balance sheet data between 2001 and 2002.

                      Three Months Ended March 31,

CATEGORY                 2001          *2002
                       --------       ---------
Net Profit (Loss)      (14,416)         9,987
Assets              10,862,482      9,900,656
Stockholders'Equity 10,772,741      9,787,752
Liability               38,361        112,904
Net Revenues            35,467            610
Inventory           12,278,953      9,718,953

*Adjusted for December 18, 2001 stock split, (1 for 5), and
January 1, 2002 quasi-reorganization.

The Company experienced no material changes during the first quarter of 2002 regarding its operations or its financial position relative to first quarter 2001. There are no seasonal or other factors regarding the Company's intra-year operations that require explanation of a percentile swing in inter-quarter reports.


GENERAL

In fiscal 2001 and the first three months of 2002 the Company continued its involvement in a variety of film and television projects relative to development, acquisitions, packaging, production and marketing/distribution activities. The Company also continued to pursue potential diversified business opportunities that have cash flow possibilities. Management believes that a film or television production's economic success is dependent upon several overlapping factors including general public appetite of a potential genre or performer at the time of release, domestic and international marketing philosophy, applicable usage of existing and new and emerging technology, advertising strategy with resultant penetration and the overall quality of the finished production. The Company's film and television productions may compete for sales with numerous independent and foreign productions as well as projects produced and distributed by a number of major domestic and foreign companies, many of which are units of conglomerate corporations with assets and resources substantially greater than the Company's. Management of the Company believes that in recent years there has been an increase in competition in virtually all facets of the Company's business. Specifically, the motion picture industry competes with television and other forms of leisure-time entertainment. Since the Company may for certain undetermined markets and products distribute its product to all markets and media worldwide, it is not possible to determine how its business as a whole will be affected by these developments and accordingly, the resultant impact on the financial statements. The Company has currently obtained or arranged for the investment capital to produce and/or distribute a minimum of two full length feature films or specialty television productions within the next two years. In addition to the development, financing, production, and distribution of motion picture and television product, the Company expects to continue to exploit a portion or portions of the Company's completed film and television library to a wide variety of distribution outlets including network television, cable television, satellite broadcast, pay-per-view, and home video sales. Specifically, live action motion pictures are generally licensed for broadcast on commercial television following limited or wide release distribution to theatrical outlets (theaters), home video and pay television. Licensing to commercial television is generally accomplished pursuant to agreements which allow a fixed number of telecasts over a prescribed period of time for a specified license fee. Television license fees vary widely, from several thousand to millions of dollars depending on the film or television production, the number of times it may be broadcast, whether it is licensed to a network or a local station and, with respect to local stations, whether the agreement provides for prime-time or off-time telecasting. Licensing to domestic and foreign television stations (syndication) is an important potential source of revenue for the Company, although in recent years the prices obtainable for individual film and television product in domestic syndication have declined as pay television licensing has grown. The growth of pay television and home video technologies, i.e. DVD (Digital Video Disk) and HDTV (High Definition television), has had an adverse effect on the fees obtainable from the licensing of film and television product to networks and local television stations. Thereby potentially effecting the Company's ability to generate substantive revenue from this particular venue; however increasing revenue potential in other areas. Conversely, the Company may derive revenue from the marketing and sale, either directly or through licensees, of motion pictures and other filmed or videotaped product on videocassette or Digital Video Disk for playback on a television set or monitor through the use of videocassette recorders ("VCRs"), digital video disk recorders and continued advancements of pay television (cable), satellite broadcast technologies, and Internet applications domestically and internationally. The Company currently holds the distribution rights to 292 motion picture and television titles.The revenue competition relative to existing or pending exploitation agreements of the Company's film and television product library and current and future production and distribution of projects is volatile due to the many technological and innovative changes in the industry and also changes regularly occurring in the international economy.

LIQUIDITY AND CAPITAL RESOURCES

At yearend 2001, the Company earned a net profit of $62,403. However, although the Company experienced positive cash flow prior to provisions for depreciation expense, the Company experienced net losses and negative cash flow from operations for
yearend 2000.   At March 31, 2002, the Company had $55,433 in
cash and no cash equivalents and in the same period, 2001, the Company had $93,171 in cash and no cash equivalents. The Company anticipates that its existing capital resources may be adequate to satisfy its capital requirements for the forseeable future. However, to accomplish the Company's planned activities, it will need to raise additional funds through public or private financings in the form of debt or equity. The Company has available substantial loss carry forwards for federal income tax purposes. The exact amount of the loss carryforwards is uncertain until the Company reaches an understanding with the Internal Revenue Service in that regard.In order to finance its operations, working capital needs and capital expenditures, the Company utilized revenue from licensing fees, loans, proceeds from the private sale of equity securities, deferred compensation, profit participation, and equity in exchange for services and product.

In accordance with the Securities and Exchange Commission "Regulation D", and subject to Rule 144 restrictions, the Company issued no shares of its common stock and no shares of its preferred stock for cash and no shares of its common stock and no shares of its preferred stock for product and services acquired by or provided to the Company in the first quarter period ending March 31, 2002. For the comparable period in 2001, the Company issued 60,000 shares of its common stock and no shares of its preferred stock for cash and 664,500 shares of its common stock and 30,000 shares of its preferred stock for product and services. No proceeds from the sale of the corporation's common stock or preferred stock has ever been used to pay compensation to employees or executives of the Company. The Company was previously issued a standby irrevocable Letter of Credit from the Key Bank, N.A., Cleveland, Ohio (formerly Society Bank), in the amount of fifty thousand ($50,000) dollars. The terms of the Society Bank Letter of Credit required that, if utilized, the Company would pledge as collateral a portion of its film and television product library. If the Letter of Credit were exercised, the resultant loan would be secured by a commensurate portion of the Company's film and television product library.
The Society Bank terms also provided that the Company would continue to be able to sell or lease any portion of the product library as long as it retained sufficient material to secure any loans made as a result of the Letter of Credit.

The Company currently utilizes a one hundred thousand ($100,000) dollar primary line of credit with the Wells Fargo Bank of California and Citibank, to accommodate its daily cash flow needs and occasionally uses its credit lines at other financial institutions and with its vendors and suppliers.

The Company's principal liquidity in the period ending March 31, 2002, included cash of $55,433 and net accounts receivable of $191,668 and in period ending March 31, 2001, included cash of $93,171 and net accounts receivable of $254,122. The Company's liquidity position has remained sufficient enough to support on-going general administrative expense, pilot programs, strategic position, and the garnering of contracts, relationships and film and television product for addition to the Company's library, and the financing, packaging, development and production of two feature films and specialty television projects. Although the Company during 2000 and 2001 experienced revenue, unless the Company has an influx of additional capital, the Company will not be able to accomplish its planned objectives and revenue projections. Accordingly, the Company intends to resolve and provide for its liquidity needs as well as provide for the needed capital resources to expand its operations through a future proposed public offering of its common shares to the public. It is anticipated that such an offering will commence within the next 24 months for an amount to be determined by the Company and underwriter(s) if any. To meet the Company's interim liquidity and capital resources needs while the Company's contemplated public offering is being prepared and examined, the Company is presently investigating the possibilities of future loans and is considering future sales of unregistered common equity to accredited investors under one or more exemptions that provide for the same. In the event a loan is obtained, one of the terms may provide that the same be repaid from the proceeds derived from the Company's contemplated public offering. A primary use of public offering proceeds would be the further exploitation of the Company's current completed product film and television library, participations in completed films, and the continued development, production and marketing/distribution of new film and television production opportunities. The Company continues to discuss acquisitions and mergers with various interested parties.

The following table presents equity and cash flow data for the periods indicated.

                                 Three Months Ended March 31,
                                 *2002                  2001
                                 -----                 -----

Stockholders' Equity         $ 9,787,752              $10,772,741
Common Stock Outstanding      11,972,730               49,518,652
Income/Deficit (after
    depreciation)                 (9,987)                (14,416)
Accumulated Earnings              52,416
(9,915,789)
Cash                              55,433
93,171

*Adjusted for December 18, 2001 stock split, (1 for 5), and
January 1, 2002 quasi-reorganization.

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

None

Item 3. Defaults Upon Senior Securities

N/A

Item 4. Submission of Matters to a Vote of Security Holders

N/A

Item 5. Other Information

Personnel changes:

Board of Director member, Joseph Dyson, resigned 3/31/02, and director and corporate Secretary, Larry Epstein, was appointed to the executive committee.

Item 6. Exhibits and Reports on Form 8-K

N/A


SIGNATURE

          Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                           WORLD WIDE MOTION PICTURES CORPORATION



May 6, 2002               /s/ A. Robert Sobolik
                              A. Robert Sobolik
                              Executive Vice President/Treasurer