Form 10QSB
period 2002-06-30
WORLD WIDE MOTION PICTURES CORP
filed 2002-08-13
CIK 1005502

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
June 30, 2002

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

          Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


          Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practical date: 12,072,730 shares of Common Stock (par value $.001 per share) outstanding on June 30, 2002.


Part I.  Financial Information
Item 1.  Financial Statements

Consolidated Balance Sheets
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of June 30, 2002 and December 31, 2001

                                   June 30,         Dec 31,
                                     2002              2001
                                 (Unaudited)        (Audited)
                                  ---------          --------
Assets

Cash                                  48,245           63,552
Accounts receivable                  190,478          192,278
Other assets                           9,552            8,918

Fixed assets

Completed motion pictures/
television productions             8,798,549        8,798,549
Film & distribution properties       870,467          870,467
Equipment                             49,937           49,937
Less accumulated depreciation        (75,704)         (72,928)

          Total Assets           $ 9,891,524      $ 9,910,773

Liabilities
 Accounts payable                        538            4,734
Notes payable                         16,995           16,300
Long-term debt                        92,000           92,000
          Total Liabilities         $109,533         $113,034

Stockholders' Equity
Common Stock $.001 Par Value,
100,000,000 shares authorized,
12,072,730 and 11,972,730 shares
issued                                12,073           11,973
Preferred Stock $.01 Par Value,
1,100,000 shares authorized,
476,217 and 476,217 shares issued      4,762            4,762
Additional paid-in capital         9,722,501        9,718,601
Retained earnings                     42,655           62,403
     Total Stockholders' Equity  $ 9,781,891      $ 9,797,739
Total Liabilities
and Stockholders' Equity         $ 9,891,524      $ 9,910,773

The accompanying Notes to December 31, 2001 Consolidated
Financial Statements are an integral part of these Financial
Statements.

Consolidated Statements of Income
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Six Months Ended June 30, 2002 and 2001
(Unaudited)

                                         Six months ended
                                             June 30,
                                      -------------------

                                     2002               2001

                                     ----               ----
Revenues                          $   2,571         $  142,873
Operating expenses:
     Depreciation                     2,776             1,388
     Administrative               	  19,334            14,123
     Film reproduction and marketing    209             21,328
Total operating expense           $  22,319         $  36,839

          Net income (loss)       $ (19,748)        $ 107,034


 Earnings available to common
stockholders                          None             None

Earnings per common share,
assuming full dilution               None             None

The accompanying Notes to December 31, 2001 Consolidated
Financial Statements are an integral part of these Financial
Statements.






Consolidated Statement of Cash Flows
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six-Months Ended June 30, 2002 and 2001
(Unaudited)
                                          Six months ended
                                              June 30,
                                        -------------------
                                        2002           2001
                                        ----           ----
Cash flows from operating activities:

Net Income (loss)                       $ (19,748)  $  107,034

Adjustments to reconcile net income
(loss) to net cash provided by or used
in operating activities:

Capital project investment                   -0-         -0-

Depreciation                                2,776       1,388

Changes in assets and liabilities:

(Increase) Decrease in accounts receivable  1,800     (255,169)
(Increase) Decrease in prepaid expenses     ( 634)        -0-
Increase (Decrease) in accounts payable    (2,219)      70,129
Increase (Decrease) in notes payable       (1,282)        -0-
Net cash provided by (used in) operating
activities:                               (19,307)     (76,618)

Financing Activities:

Increase in additional paid in capital       -0-       50,490
Proceeds from issuance of stock             4,000         110
Prior period adjustment                      -0-        1,000

Net increase/decrease in cash             (15,307)    (25,018)

Cash balances - beginning of period        63,552      93,172
      as of January 1, 2002

Cash balances - as of June 30, 2002        48,245       68,154

The accompanying Notes to December 31, 2001 Consolidated
Financial Statements are an integral part of these financial statements.


Consolidated Statement of Stockholders' Equity
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Six Month Period Ended June 30, 2002
(Unaudited)

             Number of Outstanding          Additional        Retained
                Shares           Par         Paid-In          Earnings
             Common  Preferred   Amount      Capital         (Deficit)       Total
           --------    -----      ---      -----------       ---------       -----

Balances
Dec. 31,
2001      11,972,730   476,217  $16,735   $9,718,601       $62,403       $9,797,739


Balances
Mar. 31,
2002      11,972,730   476,217  $16,735   $9,718,601       $52,416       $9,787,752


Stock Issues
3 Mos.
Ended June 30,
2002         100,000

Net Profit/Loss
3 mos. Ended
     June 30, 2002							        $(19,748)

Balances
June 30,
	2002 12,072,730   476,217  $17,735   $9,722,501      $42,655       $9,781,991

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

RESULTS OF OPERATIONS

The Company's revenue for the six months ending June 30, 2002 was $2,571 as compared to $142,873 for the comparable period of 2001. The six month period ending June 30, 2002 net loss prior to depreciation expense was ($16,972), and net income before depreciation for the comparable period ending 2001 of $108,422. For the six months ending June 30, 2002, expenses for the Company's development, production and distribution operations and its miscellaneous operations totaled $19,543 compared to $35,451 for the comparable period of 2001. The decrease in operating expenses of June 30, 2002 was primarily attributable to the marketing and distribution of the feature length film entitled "Amy", and the reproduction of film and the marketing of the film project "Ninth Street" and to the Company's change in the method of amortizing the cost of its inventory. The decrease in revenue attributable to the second quarter 2002 is due to reduced revenue pursuant to the exploitation of the film project "Ninth Street", "Shattered Illusions" and "Amy". There were no resultant per share earnings to common stockholders in June 30, 2002 and June 30, 2001. The Company derives its revenues from the licensing of its newly created film and television productions, the licensing of its inventory of previously produced films or television productions and fees received for professional services provided to the industry. The Company also receives revenue for the marketing and distribution of product produced or owned by 3rd party producers and production companies. The generation of revenue in the motion picture and television industry is highly competitive which may have a material impact on the Company's financial statements.

The following table presents operations data and selected statistical information for the periods indicated.


                                                  Six
                                         Months Ended June 30,
                                          2002            2001
                                          ----            ----

Revenues                                  $  2,571    $142,873

Costs and Expenses
          Operating &
          Administration expenses           19,543      35,451
        Depreciation and amortization        2,776        1,388

Income (Loss)                             $(19,748)    $107,034

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

The following is a table showing the comparison of balance sheet data between 2001 and 2002.

                      Six Months Ended June 30,

CATEGORY                 2001          *2002
                       --------       ---------
Net Profit (Loss)      107,034       (19,748)
Assets              11,091,246      9,891,524
Stockholders'Equity 10,982,756      9,781,891
Liability              108,490        109,533
Net Revenues           142,873          2,571
Inventory           12,229,016      9,718,953

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


GENERAL

In fiscal 2001 and the first six months of 2002 the Company continued its involvement in a variety of film and television projects relative to development, acquisitions, packaging, production and marketing/distribution activities. The Company also continued to pursue potential diversified business opportunities that have cash flow possibilities. Management believes that a film or television production's economic success is dependent upon several overlapping factors including general public appetite of a potential genre or performer at the time of release, domestic and international marketing philosophy, applicable usage of existing and new and emerging technology, advertising strategy with resultant penetration and the overall quality of the finished production. The Company's film and television productions may compete for sales with numerous independent and foreign productions as well as projects produced and distributed by a number of major domestic and foreign companies, many of which are units of conglomerate corporations with assets and resources substantially greater than the Company's. Management of the Company believes that in recent years there has been an increase in competition in virtually all facets of the Company's business. Specifically, the motion picture industry competes with television and other forms of leisure-time entertainment. Since the Company may for certain undetermined markets and products distribute its product to all markets and media worldwide, it is not possible to determine how its business as a whole will be affected by these developments and accordingly, the resultant impact on the financial statements. The Company has currently obtained or arranged for the investment capital to produce and/or distribute a minimum of two full length feature films or specialty television productions within the next two years. In addition to the development, financing, production, and distribution of motion picture and television product, the Company expects to continue to exploit a portion or portions of the Company's completed film and television library to a wide variety of distribution outlets including network television, cable television, satellite broadcast, pay-per-view, and home video sales. Specifically, live action motion pictures are generally licensed for broadcast on commercial television following limited or wide release distribution to theatrical outlets (theaters), home video and pay television. Licensing to commercial television is generally accomplished pursuant to agreements which allow a fixed number of telecasts over a prescribed period of time for a specified license fee. Television license fees vary widely, from several thousand to millions of dollars depending on the film or television production, the number of times it may be broadcast, whether it is licensed to a network or a local station and, with respect to local stations, whether the agreement provides for prime-time or off-time telecasting. Licensing to domestic and foreign television stations (syndication) is an important potential source of revenue for the Company, although in recent years the prices obtainable for individual film and television product in domestic syndication have declined as pay television licensing has grown. The growth of pay television and home video technologies, i.e. DVD (Digital Video Disk) and HDTV (High Definition television), has had an adverse effect on the fees obtainable from the licensing of film and television product to networks and local television stations. Thereby potentially effecting the Company's ability to generate substantive revenue from this particular venue; however increasing revenue potential in other areas. Conversely, the Company may derive revenue from the marketing and sale, either directly or through licensees, of motion pictures and other filmed or videotaped product on videocassette or Digital Video Disk for playback on a television set or monitor through the use of videocassette recorders ("VCRs"), digital video disk recorders and continued advancements of pay television (cable), satellite broadcast technologies, and Internet applications domestically and internationally. The Company currently holds the distribution rights to 292 motion picture and television titles.The revenue competition relative to existing or pending exploitation agreements of the Company's film and television product library and current and future production and distribution of projects is volatile due to the many technological and innovative changes in the industry and also changes regularly occurring in the international economy.

LIQUIDITY AND CAPITAL RESOURCES

At yearend 2001, the Company earned a net profit of $62,403. However, although the Company experienced positive cash flow prior to provisions for depreciation expense, the Company experienced net losses and negative cash flow from operations for
yearend 2000.   At June 30, 2002, the Company had $48,245 in cash
and no cash equivalents and in the same period, 2001, the Company had $68,154 in cash and no cash equivalents. The Company anticipates that its existing capital resources may be adequate to satisfy its capital requirements for the forseeable future. However, to accomplish the Company's planned activities, it will need to raise additional funds through public or private financings in the form of debt or equity. The Company has available substantial loss carry forwards for federal income tax purposes. The exact amount of the loss carryforwards is uncertain until the Company reaches an understanding with the Internal Revenue Service in that regard.In order to finance its operations, working capital needs and capital expenditures, the Company utilized revenue from licensing fees, loans, proceeds from the private sale of equity securities, deferred compensation, profit participation, and equity in exchange for services and product.

In accordance with the Securities and Exchange Commission "Regulation D", and subject to Rule 144 restrictions, the Company issued 100,000 shares of its common stock and no shares of its preferred stock for cash and no shares of its common stock and no shares of its preferred stock for product and services acquired by or provided to the Company in the second quarter period ending June 30, 2002. For the comparable period in 2001, the Company issued 60,000 shares of its common stock and no shares of its preferred stock for cash and 664,500 shares of its common stock and 30,000 shares of its preferred stock for product and services. No proceeds from the sale of the corporation's common stock or preferred stock has ever been used to pay compensation to employees or executives of the Company. The Company was previously issued a standby irrevocable Letter of Credit from the Key Bank, N.A., Cleveland, Ohio (formerly Society Bank), in the amount of fifty thousand ($50,000) dollars. The terms of the Society Bank Letter of Credit required that, if utilized, the Company would pledge as collateral a portion of its film and television product library. If the Letter of Credit were exercised, the resultant loan would be secured by a commensurate portion of the Company's film and television product library.
The Society Bank terms also provided that the Company would continue to be able to sell or lease any portion of the product library as long as it retained sufficient material to secure any loans made as a result of the Letter of Credit.

The Company currently utilizes a one hundred thousand ($100,000) dollar primary line of credit with the Wells Fargo Bank of California and Citibank, to accommodate its daily cash flow needs and occasionally uses its credit lines at other financial institutions and with its vendors and suppliers.

The Company's principal liquidity in the period ending June 30, 2002, included cash of $48,245 and net accounts receivable of $190,478 and in period ending June 30, 2001, included cash of $68,154 and net accounts receivable of $509,291. The Company's liquidity position has remained sufficient enough to support on-going general administrative expense, pilot programs, strategic position, and the garnering of contracts, relationships and film and television product for addition to the Company's library, and the financing, packaging, development and production of two feature films and specialty television projects. Although the Company during 2000 and 2001 experienced revenue, unless the Company has an influx of additional capital, the Company will not be able to accomplish its planned objectives and revenue projections. Accordingly, the Company intends to resolve and provide for its liquidity needs as well as provide for the needed capital resources to expand its operations through a future proposed public offering of its common shares to the public. It is anticipated that such an offering will commence within the next 24 months for an amount to be determined by the Company and underwriter(s) if any. To meet the Company's interim liquidity and capital resources needs while the Company's contemplated public offering is being prepared and examined, the Company is presently investigating the possibilities of future loans and is considering future sales of unregistered common equity to accredited investors under one or more exemptions that provide for the same. In the event a loan is obtained, one of the terms may provide that the same be repaid from the proceeds derived from the Company's contemplated public offering. A primary use of public offering proceeds would be the further exploitation of the Company's current completed product film and television library, participations in completed films, and the continued development, production and marketing/distribution of new film and television production opportunities. The Company continues to discuss acquisitions and mergers with various interested parties.


The following table presents equity and cash flow data for the periods indicated.

                                 Six Months Ended June 30,
                                 *2002                  2001
                                 -----                 -----

Stockholders' Equity         $ 9,787,752             $10,982,756
Common Stock Outstanding      12,072,730              50,628,652
Income/Deficit (after
    depreciation)                (19,748)                108,422
Accumulated Earnings              42,655 	        ( 9,808,756)
Cash                              48,245	             68,154

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

                           WORLD WIDE MOTION PICTURES CORPORATION



August 9, 2002            /s/ Paul D. Hancock
                              Paul D. Hancock
                              President/Chief Executive Officer

August 9, 2002            /s/ A. Robert Sobolik
                              A. Robert Sobolik
                              Executive Vice President/Treasurer