Form 10KSB
period 2002-12-31
WORLD WIDE MOTION PICTURES CORP
filed 2003-03-31
CIK 1005502

U.S. SECURITIES AND EXCHANGE COMMISSION
	Washington D.C. 20549

	FORM 10-KSB

	(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	For the fiscal year ended December 31, 2002

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

	Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practical date:
12,174,462 shares of Common Stock (par value $.001 per share) outstanding on December 31, 2002.

Part I

Item 1.	Description of Business.

BUSINESS DEVELOPMENT

INCEPTION THROUGH DECEMBER 2002

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

Mr. Lindsey is currently a Vice President for the Company and is entitled to a contractual sale
Juggernaut Energy Corporation had prepared an offering circular for the issuance of an initial public offering of up to 500,000 shares of its common stock for the purpose of acquiring a maximum of $100,000 or minimum of $50,000 in working capital. The offering was underwritten by First Equities Corp. of Salt Lake City, Utah, the effective date of which was April 18, 1980. The stock offering price was $.20 per share and the offering was closed upon the acquisition of the minimum amount of expected proceeds. Combined with the original incorporator's stock, immediately following the close of the public offering, the Company's outstanding shares of common stock totalled 1,350,000 (150,000 initially issued to Officers, Directors and Founder of the corporation; 500,000 from offering; 150,000 at par value $0.01 as partial consideration for the assignment of interest in oil exploration; 550,000 for $5,500.00 cash). On October 17, 1981, Juggernaut Energy Corporation amended its Articles of Incorporation to effect a name change to National Power Corporation, increase the authorized common stock to 50,000,000 shares, and decrease the par value from $.01 to $.0025 per share.

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

The Company has not effected a public offering of its common stock since the initial public offering of the National Power
Corporation in 1980.

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

The value of the film library was determined by arms-length negotiations between the buyer and the seller which included review of production and replacement costs, previous marketing experience and marketing potential. Accordingly, the Company, pursuant to GAAP, reported the transaction in the financial statements at $12,750,000 under unclassified assets. On December
14, 1992, the Company/Presidio transaction was considered closed, with all parties thereto having executed the agreement and Product delivered to the Company. Under the terms of that same agreement all Product had been delivered by Presidio to the Company in good condition and represented to be free of any and all liens or encumbrances along with a bill of sale regarding the same. To date, a limited amount of revenue has been received from the leasing of films and television productions in the library.

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

Currently, in addition to World Wide Film and Television
Institute Inc., the company has three active "production" corporation subsidiaries; World Wide Films, which was recently used for the production of the feature length motion picture entitled "Shattered Illusions" featuring Morgan
Fairchild, Bruce Weitz, Richard Lynch, and Dan Monahan; World
Wide Productions Inc. for the production of an upcoming specialty television production entitled "The Classics", and the feature length motion picture tentatively entitled "Along for the Ride";
and World Wide Entertainment Inc. with several feature film and television productions in development and/or distribution including the award-winning Australian feature film entitled "Amy", starring Rachel Griffiths and the award-winning historical feature film entitled "Ninth Street", starring Martin Sheen and Isaac Hayes.


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

The Company currently owns and maintains a completed screenplay and teleplay literary library encompassing 59 WGA (Writer's Guild of America) registered properties and several hundred unregistered from which it periodically reviews and occasionally selects the most imaginative and promising ones for either development, production, or marketing. Certain screenplays and teleplays currently owned or optioned by the Company have been developed and packaged for production throughout the history of the Company.

Additionally, the Company currently owns and maintains a completed film and television library encompassing 299 titles of feature length motion pictures, documentaries, docudramas, and television projects. For internal control purposes, the Company's Board of Directors directed management to retain an independent appraiser in order to further establish verification of the value of its completed product library as currently determined by staff and management. The Company also owns certain film equipment, a sound effects library, a still slide library, novels and options on treatments and holds a beneficial interest in certain ongoing contracts. Options on literary treatments otherwise defined as developing storylines and creative ideas are occasionally secured by the Company and company's like the Company for the purpose of developing the storyline or creative idea into a fully developed screenplay or teleplay at some unknown time in the future. The Company may or may not contribute expertise to a film or television project such as script polishing, script rewriting, packaging, financing, scheduling, budgeting, and line production. The Company's "beneficial interest" (percentage of future revenue, if any) in certain ongoing contracts includes certain of the above-referred to options or options on already fully prepared screenplays or teleplays which may or may not be produced into a film or television production at some unknown time in the future. None of the ongoing contracts "beneficial interest" entered into by the Company is significantly material to the Company's current financial condition and/or operations at the present time. The full development of the contracts is dependent on the acquisition of additional capital by the Company.

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

The principals of the Company have a proven record of professional experience demonstrating their training and knowledge in high quality, cost controlled, moderately budgeted film/video productions and innovative marketing and distribution skills. Certain of these backgrounds include production and marketing n/ distribution cost supervision and distribution capabilities. Certain of the technological expertise and/or equipment that is used by the Company's professional personnel include theatrical "Platform Releasing" (e.g., THE RIVER RUNS THROUGH IT (in current video release), Tri Star Pictures, in excess of $30 million in gross revenue worldwide; PULP FICTION (in current video release), Miramax, in excess of $100 million in gross revenue worldwide; THE POSTMAN (in current video release), Miramax, in excess of $15 million in gross revenue worldwide), "Regional Break Releasing", "Test Market Releasing"; Panavision, Kodak, Arroflex, and Nikkagami camera equipment in 16, Super 16 and 35mm gauge format; Avid, Protools, and Media 100 post production and editorial equipment for film and video; Keylight lighting equipment; and DHX, DAK and Nagomi sound equipment.

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

On August 20, 1999, the Company entered into a Purchase Agreement ("Agreement") with Rocinante Productions Inc. of Los Angeles to acquire all of the right, title and interest in the feature film "What's In A Cookie". According to the terms of the Agreement, the Company retains 50% of any potential producer's gross revenue percentage accruing the company from any and all marketing and exploitation of the Product worldwide, in perpetuity.

On June 20, 2000, the Company entered into a Purchase Agreement with S.E. Larson Productions of Los Angeles to acquire all of the right, title and interest in the feature films "Malevolence" and "The Second Coming". According to the terms of the Agreement, the Company retains 50% of any potential producer's gross revenue percentage accruing the company from any and all marketing and exploitation of the Product worldwide, in perpetuity.

BUSINESS ENTERPRISES UNDER CONTEMPLATION BY THE COMPANY

*   CORPORATE ACQUISITION NEGOTIATIONS

* For the past five years, the Company has been in the process of reviewing and analyzing various potential corporate acquisitions and merger possibilities, certain of which are highly diversified such as Internet technology, instructional, bio-technology and medical services. Management of the Company has conducted indepth internal discussions concerning the risks, requirements, potential and overall viability of associating with a highly diversified business. In the opinion of the Company's management, so long as the diversified business maintains a significant level of potential revenue producing capability, management expertise for sustaining such ongoing revenue potential, clarity of mission statement and objectives, and cash flow potential which could be used in the development of the Company's core business, management of the Company will encourage such mergers and acquisitions, investigations and possibilities for the express purpose of increasing, overall, shareholder value of the Company.
In addition to the quantitative and qualitative aspects of the Company's diversification decisions, the articles, bylaws and corporate charter of the Company provide for flexibility in the Company's ability to explore and enter into diversified fields of enterprise.

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

DEPENDENCE ON A FEW MAJOR CUSTOMERS

The Company and its affiliated companies, due to the diversification of interests as discussed previously, are not dependent on a few major production successes or customers. Although the Company has and will continue to utilize the services of a number of experienced and well-known performers and technicians, the Company's diversification is such that the loss of any one such professional would not be a material matter that would seriously adversely affect the Company's business operations.

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

Item 2.  Description of Property.

The Company owns no real properties. The Company's present offices and facilities, located in both suburban and metropolitan geographic areas, encompass approximately 5,500 square feet in
buildings of good condition.   Locations which are occupied on a
month-to-month or yearly lease basis include the Company's executive offices since 1984 at Seacliff Office Park, 2120 Main Street, Suite 180, Huntington Beach, California, 92648; and a video production office at 1119 Colorado Avenue, Santa Monica, California. The Company's corporate records office at 326 N. Chestnut, Lansing, Michigan, 48933; and a branch office of the Company at Suite #300, 440 E. Congress, Detroit, MI, 48226.

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

Item 4.  Submission of Matters to a Vote to Security Holders.

On December 23, 2000, the Company filed Proxy material with the Securities and Exchange Commission in accordance with Rule 14(a). The proxy statement requested shareholders to vote for management nominees to the Company's Board of Directors. Management's recommendation's were elected; 25,973,348 shares in favor, 200,000 shares opposed, and 26000 shares abstained. Management also requested shareholders to approve a combination restructuring of the outstanding stock of the Company (reverse split). The shareholders approved the restructuring as filed with the Securities and Exchange Commission in accordance with Rule 14(a), 25,473,348 shares in favor, 225,000 shares opposed, and 501,000 shares abstained. The restructuring effectuated in the years 2000 and 2001 has subsequently had a substantial affect on the company's financial statements in 2002.

Part II

Item  5.  Market for Common Equity and Related Stockholder
Matters.

The Company's common stock is traded in the Over-the-Counter market and prices are quoted by National Quotation Bureau, Inc.
(NQB) on the NASD Electronic Bulletin Board.

The following are the high and low Registrant share prices (NASD
Electronic Bulletin Board) for each fiscal quarter of 2002:
                               Prices
Fiscal 2002                 High        Low
First Quarter              .15          .07
Second Quarter             .10          .06
Third Quarter              .07          .05
Fourth Quarter             .06          .04

The following are the high and low Registrant share prices (NASD
Electronic Bulletin Board) for the previous three years.

					Prices
				   High        Low

2000			        1.00          .02
2001                       .60          .02
2002                       .15          .08

As of December 31, 2002, the latest practicable date for which information is available, the Registrant had approximately 2000 holders of record of the Registrant's common equity.

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


RESULTS OF OPERATIONS

The Company's revenue for the year ended December 31, 2002 was $24,804 as compared to $201,255 for the comparable period of 2001. This decrease in revenue is primarily attributable to less fee income received for the production and distribution of motion picture and television product. The year 2002 loss from current operations prior to reserve for doubtful accounts, prior year allocation of expenses and depreciation expense, was ($31,830), and net profit before depreciation for the comparable period in 2001 was $92,415. After the allowance for depreciation expense the net loss for 2002 was $(37,382) versus a profit of $62,403 for 2001. For the year ended December 31, 2002, expenses for the Company's development, production and distribution operations were $329 and its miscellaneous operations were $56,305, totaling $56,634, compared to a total of $108,840 for 2001. The decrease in operating and administrative expense from $108,840 in 2001 to $56,634 in 2002 is primarily due to the cost of marketing and distribution of completed film and television productions Accordingly the decrease in revenue resulted from less fee income from distribution. The decrease in operating expense in 2002 was primarily attributable to the marketing and distribution of the feature length films entitled "Shattered Illusions", "Ninth
Street" , and "Amy". There were no per share earnings after depreciation expense and no earnings per share in 2002.

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
                             Years Ended December 31,
			                2002            2001        2000
                             ------           ------      ------
Revenues                      24,804          201,255      $91,978
Costs and Expenses
    Operating &
    Administration
     expenses                  56,634          108,840        60,515
       Profit or (loss) from
    current operations        (31,830)          92,415        31,463
    Depreciation and
	 Amortization*            5,552           30,012       259,634
Net (loss) Income             (37,382)          62,403      (228,171)

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

The Company's motion picture and television participation strategy has primarily been to expend its resources and to set in place strategic relationships and contracts in preparation for the continued development, acquisitions, production and/or marketing/distribution of quality moderate budget feature length motion pictures, documentaries, docudramas and television productions. The strategy additionally includes the acquisition of screenplays and teleplays suitable for development/packaging and completed motion pictures and television projects for licensing and marketing/distribution opportunities for all applicable sales territories throughout the world. At such time that additional working capital is secured, it is the Company's opinion that sufficient revenue will be generated by the existing film and television library and future distribution of potential new product, ultimately realizing its projected return on investment. Arrangements for participation by the Company in various feature film and television productions for the last 60 months include gross and net revenue participations in the following feature film and television productions ranging between 2-60% of worldwide revenue potential including all markets and all media that the particular production is distributed in.(1) In 1997 and 1998, post production and distribution preparation of the documentary entitled THE OUTLAW TRAIL, 100 YEARS REVISITED, in association with Western Sunset Films, an 8-year old Los Angeles based documentary production company. (2) In 1998, development and production of the series television production entitled CLASSIC CAR, in association with SLIM, Inc., a 4-year old Los Angeles based television production company. (3) In 1999, the acquisition and preparaton for marketing and distribution of the featurefilm entitled WHAT'S IN A COOKIE produced by production company Rocinante Productions Inc. and providing 50% of gross revenue particiation to the Company in perpetuity. (4) In 2000, the acquisition and preparation formarketing and distribution of the feature films entitled MALEVOLENCE and THE SECOND COMING produced by production company Sig Larsen Productions Inc. and providing 50% of gross revenue particiation to the Company in perpetuity. Other arrangements include preparation for Internet marketing and distribution of a feature length film acquired by the Company entitled CITIZEN SOLDIER originally produced by M&D Productions, a 7-year old Los Angeles based film production company, purchased by the Company in 1995 and providing a 60% gross revenue participation to the Company in perpetuity.

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

In August, 1999, the Company entered into an agreement with Rocinante Productions Inc., a 6 year old Los Angeles based production company, for the purpose of acquiring all of the right, title, and interest in the feature length motion picture entitled WHAT'S IN A COOKIE? The agreement also encompassed the acquisition by the Company of all foreign and domestic distribution rights to the film in perpetuity.

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

In 1998, 1999, 2000, 2001 and 2002, certain other film and television participations of the Company included development and packaging arrangements, the Company's review and in certain cases, advice and counsel on screenplays and screenplay development scenarios for the subsequent possible packaging and production and distribution of a particular project. The most significant of these productions, their production companies, and percentage of future gross revenue allocated to the Company, were the feature length film entitled CORKLESBY offered by co-production company Northstar Entertainment Inc., a 4-year old Los Angeles based production company, (50%); and the feature length film entitled
ALONG FOR THE RIDE offered by production company Wittman
Productions Inc., a 4-year old Los Angeles based production company, (50%). In 2000, the Company prepared for production, began distribution and entered negotiations.

The following is a table showing the comparison of balance sheet data for 1999, 2000, 2001 and 2002.
                                                                   CURRENT
                                                                     YEAR
CATEGORY                 1999       2000        2001        2002   %CHANGE
Operating profit or
  (loss) prior to
   depreciation
  & special charges     $61,930      31,463      92,415    (31,830)    -34%
Depreciation            $254,078    259,634      30,012   -   5,552    -18%
Special charges         $140,649      - 0 -         - 0 -
Net Profit (Loss)       (332,797)  (228,171)     62,403     (37,382)   -60%
Assets                10,077,712 10,880,047   9,910,773   10,715,202   + 8%
Stockholder Equity     9,895,471 10,847,422   9,797,739*  10,682,657   + 9%
Liabilities and
  deferred credit        182,241    32,625     113,034        32,545   -71%
Net Revenues             131,751    91,978     201,255        24,804   -88%
Inventory             11,243,693 12,278,953   9,658,953     10,586,934 + 9%

* Reflects revaluing of net realizable value of inventory as referred to in Note 2 of the financial statements.

GENERAL

In fiscal 2001 and 2002, the Company continued its involvement in a variety of film and television projects relative to development, acquisitions, packaging, production and marketing/distribution activities. The Company also continued to pursue potential diversified business opportunities that have cash flow possibilities. Management believes that a film or television production's economic success is dependent upon several overlapping factors including general public appetite of a potential genre or performer at the time of release, domestic and international marketing philosophy, applicable usage of existing and new and emerging technology, advertising strategy with resultant penetration and the overall quality of the finished production. The Company's film and television productions may compete for sales with numerous independent and foreign productions as well as projects produced and distributed by a number of major domestic and foreign companies, many of which are units of conglomerate corporations with assets and resources substantially greater than the Company's.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company experienced negative cash flow from operations for the year ended December 31, 2002 and positive cash flow in 2001. At December 31, 2001, the Company had $63,552 in cash and no cash equivalents. At December 31, 2002, the Company had $49,198 in cash and no cash equivalents. The decrease in cash was due primarily to the decrease in receivables as fee income for the development, production, marketing and distribution of motion picture and television product. The Company's stated receivables of $190,478 shown on the balance sheet are net of $515,318 revenue expected and contracted for. The Company has taken into consideration the possible adverse general economic effects of the September 11th, 2001 terrorist attack. Additionally, the Company did not recognize $128,804 as revenue in 2001 due to uncertainty of receipt. The Company anticipates that its existing capital resources will be adequate to satisfy its capital requirements for the forseeable future. However, to accomplish the Company's planned activities, it will need to raise additional funds through public or private financings in the form of debt or equity. The Company has available substantial loss carry forwards for federal income tax purposes. The exact amount of the loss carryforwards is uncertain until the Company reaches an understanding with the Internal Revenue Service in that regard. In order to finance its operations, working capital needs and capital expenditures, the Company utilized revenue from licensing fees, loans, proceeds from the private sale of equity securities, project specific investment capital, deferred compensation, profit participation, and equity in exchange for services and product.

In accordance with the Securities and Exchange Commission "Regulation D", and subject to Rule 144 restrictions, in 2002, the Company issued 100,000 shares of its common stock and no shares of its preferred stock for cash and 101,732 shares of its common stock and no shares of its preferred stock for product and services acquired by or provided to the Company. In 2001, the Company issued 13,000 shares of its common stock and no shares of its preferred stock for cash and 2,000,900 shares of its common stock and 320,000 shares of its preferred stock for product and services. No proceeds from the sale of the corporation's common stock or preferred stock has ever been used to pay compensation to employees or executives of the Company.

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

The Company's principal liquidity at the end of 2002 included cash of $49,1992 and net accounts receivable of $106,478, and at the end of 2001 included cash of $63,552 and net accounts receivable of $192,278. The Company's liquidity position has remained sufficient to support on-going general administrative expense, pilot programs, strategic position, and the garnering of contracts, relationships and film and television product for addition to the Company's library, and the financing, packaging, development and production of two feature films and marketing and distribution of specialty television projects and product.

Although the Company during 2001 and 2002 earned revenues, unless the Company has an influx of additional capital, the Company will not be able to accomplish its planned objectives and revenue projections. Accordingly, the Company intends to resolve and provide for its liquidity needs as well as provide for the needed capital resources to expand its operations through future proposed public offerings of its common shares to the public. It is anticipated that offerings may commence within the next 12 months for an amount to be determined by the Company and its underwriter(s).

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

In the year 2001, the Company effectuated a substantial
"restructuring" and "quasi-reorganization" approved by shareholders which had a major resulting effect on the financial statements. Management of the Company feels that a one-time "restructuring" and quasi-reorganization in keeping with Generally Accepted Accounting Practices (GAAP) was in the best interest of its shareholders. "The Restructuring" and quasi-reorganization, as effectuated, included a change in the method of amortizing inventory, reduction of the accumulated deficit, reduction in shares outstanding and a re-evaluation of assets. The year 2002 may also include an acquisition or merger scenario with one of several entities that have initiated contact with the Company with affiliation proposals.

The following table presents equity, earnings,  and cash balance data for the periods indicated.
                                     As of December 31,
                                2002	     *2001        2000
Stockholders' Equity          9,797,739   9,797,739  $10,847,422
Shares of
 Common Stock Outstanding    12,174,462  11,972,730   49,794,152
Operating profit or (loss)
 prior to allowance for
 depreciation                 ($31,830)     $92,415      $31,463
Depreciation                   $ 5,552     $230,012     $259,634
Net profit (loss)             ($37,382)     $62,403    $(228,171)
 Retained earnings Deficit     $25,021      $62,403    $9,901,373
Cash                           $49,199      $63,552      $109,348

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

ROBERT E. REED, CPA
LINDA W. TAYLOR, CPA

Telephone (313) 961-7258
Fax (313) 961-3110

INDEPENDENT AUDITOR'S REPORT


To the Shareholders and Board of Directors
World Wide Motion Pictures Corporation

We have audited the accompanying consolidated balance sheets of World Wide Motion Pictures Corporation and subsidiaries as of December 31, 2002 and 2001, and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements and accompanying notes are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above and accompanying notes present fairly, in all material respects, the financial position of World Wide Motion Pictures Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Reed & Taylor, CPAs, P.C.
Detroit, Michigan
March 26, 2003


WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001
                                              2002           2001
Assets

Cash                                    $   49,199     $   63,552

Accounts receivable                        106,478        192,278
Deferred advertising                           634          8,918

Completed motion pictures
 and television productions              9,698,549      8,798,549
Film & distribution properties             888,385        870,467
Equipment                                   50,437         49,937
Less accumulated depreciation              (78,480)       (72,928)
		                              ----------    ----------
          Total Assets                 $ 10,715,202      9,910,773
		                              ==========    ==========
Liabilities

Accounts payable                       $       560     $   4,734
Common stock payable                           -0-           -0-
Preferred stock payable                        150           -0-
Notes payable                               14,835        16,300
Long-term debt                              17,000        92,000
Total Liabilities                           32,545       113,034

Stockholders' Equity

Common Stock $.001 Par Value,
  100,000,000 shares authorized,
  12,174,462 and 11,972,730
  issued                                    12,174        11,973
Preferred Stock $.01 Par Value,
  1,100,000 shares authorized,
  476,217  and 476,217 shares issued         4,762         4,762
Additional paid-in capital              10,640,700     9,718,601
Retained earnings deficit                   25,021        62,403

Total Stockholders' Equity              10,682,657    9,797,739
                                        ----------    ----------
Total Liabilities and
  Stockholders' Equity                 $10,715,202   $ 9,910,773
                                        ==========    ==========

See Notes to Consolidated Financial Statements

WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2002 and 2001

                                  2002             2001
Revenues                       $ 24,804         $ 201,255


Operating Expenses:

     Administrative               56,305           25,504

     Film reproduction and
        marketing                    329           83,336

     Provision for depreciation
        and amortization           5,552           30,012
                                --------          -------

Total operating expenses         62,186           138,852
                                 -------        ---------
    Net income (loss)           $(37,382)        $62,403
                                 =======        =========
Earnings available to
  common stockholders               None	         $.0052
Earnings per common share,
  assuming full dilution  	      None           $.0048

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                              2002         2001
Cash flows from operating activities:

  Net income (loss)                       $(37,382)   $ 62,403

Adjustments to reconcile from accrual
  to cash basis:

  Non-cash items:
     Depreciation and amortization          5,552         30,012
     Decrease (increase) in accounts
     receivable                             85,800        61,844
     Decrease (increase) in other assets     8,284          -0-
     Decrease (increase) in completed
        Motion pictures                    (900,000)        -0-
     Decrease (increase) in film and
        Distribution properties            (17,918)         -0-
     Decrease (increase)in equipment        (  500)         -0-
     License agreement and deferred
        Advertising                           -0-        (88,378)
     (Decrease) increase in accounts
        payable                             (4,174)      (11,077)
     (Decrease) increase in preferred
        stock payable                           150          -0-
     (Decrease) increase in notes payable    (1,465)         -0-
     (Decrease) increase in long term debt  (75,000)      92,000
                                            --------     -------
Net cash provided by operating activities  (936,653)     146,804

Non-cash capital adjustment and quasi-
   Reorganization                           -0-         (225,600)
                                                        --------
                              Total                      (78,796)
                                   Project investment     20,000

Cash from (used in) financing activities:

     Increase in additional paid-in
       Capital                              922,099         -0-
     Increase in common stock                   201        13,000
                                            -------        ------
Total financing activities                  922,300        ______

Net (decrease) or increase in cash          (14,353)      (45,796)
Cash balance - beginning of year             63,552       109,348
	                                     --------       --------
Cash balance - end of year                $  49,199       $63,552
                                           ========       ========

See Notes to Consolidated Financial Statement


WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                   Number of
                  Outstanding                                      Retained
                    Shares              Par        Additional      Earnings
               Common    Preferred     Amount   Paid-In Capital    Deficit
Total
               ------    ---------    -------   ---------------    -------
-----

Balances
 Dec. 31,
 2001       11,972,730   476,217      $16,735       $9,718,601     $62,403
9,797,739

Stock Issued
   Cash        100,000
   Product/
    Services    101,732

Net (loss),
  year ended
 Dec. 31, 2002                                                     (37,382)

Balances
 Dec. 31,
 2002       12,174,462   476,217      $16,735      $10,640,700     $25,021
10,682,657


See Notes to Consolidated Financial Statement

WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(To be read in conjunction with Consolidated Financial Statements for year ended December 2002)

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

A significant portion of the Company's assets was purchased with the issuance of shares of its common and preferred stock. Nine million six hundred ninety-eight thousand, five hundred forty-nine dollars ($9,698,549) of the assets is represented by the estimated Net Realizable Value of its completed film and television product library. In the absence of a consistent market for the securities issued, the value of certain of the film and television product purchased by the Company was agreed to by the sellers and the purchaser in arms length transactions in accordance with generally accepted accounting standards and, additionally, internal evaluation and auditing procedures. The films and television productions in the Company's completed product library have uncertain future revenues that may be expected to grow or diminish along with all of the ancillary markets now and in the future that are available for marketing.
In some cases, individual films or television productions may be timeless and irreplaceable; in many cases their book value is zero having been fully amortized based on revenues received
several years ago and the inability to estimate a market value or
reasonable expected revenue.   Certain of the inventory product
without book value produce income and, in light of new and emerging technology, the Company may expect additional revenue from these sources.

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

As a result of the quasi-reorganization, retained earnings date from December 31,2001.

NOTE 5   REVENUE RECOGNITION

The Company recognizes revenue in accordance with the Financial Accounting Standards Board SOP00-2. The Company's present "revenue recognition", accounts receivable in the amount of $395,305, are represented by `expected revenue from theatrical ticket sales, contracted arrangements with sub-distributors to the airline/cruise line industries, universities/colleges, military bases, public libraries, community groups, and state & federal tourism institutions'. Additionally, non-theatrical ancillary venues are included in this calculation, such as but not limited to, cable, pay-per-view, syndicated and network television, and home video sales. The adverse general economic effects created as a result of the September 11th, 2001 terrorist attack has negatively affected the expected overall revenue of various motion pictures in current distribution by the Company. Accordingly, the Company has reduced its stated receivables appropriately. The stated receivables also do not include certain expected receivables which are unbilled and/or non-contracted. The Company has also with customers resulting in receivables that have not been recognized as revenue due to uncertainty of receipt.



NOTE 6   EARNINGS PER SHARE AND HISTORICAL SHARE PRICE

As a result of operations for the year ended December 31, 2000 there were no earnings per Common share for such period. Comparatively, as a result of operations for the year ended December 31, 2001, there were moderate earnings per Common share $.0052 for such period before dilution and $.0048 after dilution.

The following are the high and low Company share prices
(Electronic Bulletin Board) for each quarter of the last two years:

                        2002               2001
                        ----               ----
                    High    Low       High     Low

              1st   $.15    $.08      $.94     $.31
              2nd   $.10    $.08      $.50     $.25
              3rd   $.07    $.06      $.30     $.10
              4th   $.06    $.05      $.60     $.10


NOTE 7   INCOME TAXES

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

NOTE 8   LEGAL PROCEEDINGS

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

NOTE 9   SUMMARY OF CORPORATE SECURITIES MATTERS AND
          STOCK ISSUANCE

At December 31, 2002, all general voting power was vested in the holders of the common stock class of securities of the Company. At that date, the holders of common stock were entitled to one vote per share and in that aggregate, had 100% of the general voting power provided in the Company's Restated Certificate of Incorporation. The Restated Certificate of Incorporation provides that all shares of common stock share equally in dividends (other than dividends declared with respect to any outstanding preferred stock), except that any stock dividends are payable in shares of common stock to holders of that class of securities. Upon liquidation, all shares of common stock are entitled to share equally in the assets of the Company available for distribution to the holders of such shares. The preferred stock class of securities of the Company ranks (and any other outstanding preferred stock of the company would rank) senior to the common stock in respect of dividends and liquidation rights.

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

The following illustrates the Company's common and preferred stock authorized, issued, and outstanding at December 31, 2002.

Common Class Stock:
Par Value	                         $ .001
Shares Authorized               100,000,000
Shares Issued and Outstanding    12,174,462

Preferred Class Stock:
Par Value (Stated Value $.01)       $ 10.00
Shares Authorized                   100,000
Shares Issued And Outstanding        22,000

Par Value                             $ .01
Shares Authorized                 1,000,000
Shares Issued And Outstanding       454,217

NOTE 10   SUMMARY OF SUBSIDIARIES

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

NOTE 11   SUMMARY OF STOCK OPTIONS, EMPLOYMENT CONTRACTS,
          ASSOCIATES, POTENTIAL DILUTION, CONTINGENT
          LIABILITY AND ACCRUED PROFESSIONAL FEES

The Company has provisions for the issuance of options to purchase shares of its Common Lettered Stock but presently no such options have been granted. Certain of its Preferred Stock now issued has conversion provisions wherein the security holder of record may convert his/her Preferred shares to Common Lettered Stock under certain conditions. There are four hundred seventy six thousand two hundred seventeen (476,217) shares of Preferred Stock outstanding that is potentially convertible to shares of Common, some of which are dependent upon the market price of the
Common Stock as determined by one or more exchanges.   (See table
below for potential conversion of Preferred Stock to Common Stock.) The Company, from time to time, has entered into agreements to issue its Common Lettered Stock for certain goods and services and arrangements beneficial to the ongoing activities of the Company. Further, from time to time, various employee contracts, non-exclusive associates agreements, and service or purchase contracts contain provisions for stock issuance. The Company expects to continue to enter into such agreements subject to all applicable securities law. The potential contingent dilution from the issuance of the above Common Stock for these purposes is seven hundred sixty five thousand two hundred and sixty eight (765,268) shares. At December 31, 2002, the Company had an unpaid contingent salary liability to its President and Chief Executive Officer, Paul D. Hancock. Mr. Hancock has waived previously, in return for common and preferred stock, accumulated back salary of four million nine hundred sixty thousand three hundred and seventy one ($4,960,371). Mr. Hancock has agreed to further waive a portion of his current accumulating back salary in return for a mutually agreeable amount of either the issuance of Preferred and/or Common Stock or stock options as compensation therefore, except in the event of an attempted hostile takeover of the Company. Payment of accrued and previously expensed professional fees of two hundred and sixty nine thousand one hundred ninety one dollars ($269,191) (including legal, accounting and financial advisory services) have been waived by the providers of those services, who are also shareholders, and accounted for as contributed capital.

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



NOTE 12   NOTE PAYABLE, LETTER OF CREDIT, LINE OF CREDIT

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

DIRECTOR AND/OR
EXECUTIVE OFFICER                          FIRST ELECTED  TERM OF
NAME AND AGE              POSITION         OR APPOINTED    OFFICE
---------------           ---------        ------------    ------
Charles Bailey            Chairman of the     1985          2003
Age 70                    Board of Directors

Paul D. Hancock	     President/Chief        1977  Director/2003
Age 47                   Executive Officer          Officer/2015
                         and Director

A. Robert Sobolik        Exec. Vice President 1981  Director/2003
Age 67            	     Treasurer and Director     Officer/
                                                    Indefinite

Larry Epstein, Esq.       Secretary           1989  Director/2004
Age 54                    Director                  Officer/
                                                    Indefinite

John R. Woodward         Vice President,      1982  Director/2003
Age 52                   Film Production and        Officer/
                         Distribution               Indefinite
                         Director

George T. Lindsey        Vice President,      1982  Director/2003
Age 65                   Creative Development       Officer/
                         Director                   Indefinite

James J.Aitken,C.P.A.    Vice President,      1982  Director/2003
Age 67                   Finance and                Officer/
                         Administration, Director   Indefinite

John D. Foley            Director             1990     2004
Age 52

Robert E. Capps, Jr.     Director             1990     2004
Age 52


DIRECTOR AND/OR
EXECUTIVE OFFICER                          FIRST ELECTED  TERM OF
NAME AND AGE              POSITION         OR APPOINTED    OFFICE
---------------           ---------        ------------    ------

Lewis O'Neil             Director             1998	     2003
Age 51

Ben Whitfield Jr. Esq.   Director             1980          2004
Age 53

Brendan Cahill           Director             1986          2003
Age 56

Alex Trebek              Director             1987          2004
Age 62

Leroy J. Steele          Director             1987          2004
Age 80

Robert Lisnow            Director             1998          2003
Age 53

Peter Lallos             Director             1988	     2003
Age 69

Philip Langwald          Director             1985          2003
Age 96

Fred Baron	          Director                1994	     2003
Age 51

Charles Newirth          Director             1994          2003
Age 47

Tony Miller             Associate V.P.        1999    Indefinite
Age 57                  Production

Brian J. Patnoe	    Associate V.P.        1986    Indefinite
Age 44                  Administration

Michael Maghini         Associate V.P.        1985    Indefinite
Age 45                  Finance

CHARLES C. BAILEY, age 70* - Mr. Bailey is the Chairman of the Board of the Company. Mr. Bailey has most recently been the producer of a variety of Broadway and other theatrical stage productions including the award winning musical "My One and Only" with Twiggy and Tommy Tune, "Stardust" with Sean Young, 'Lucky Guy' with Faith Prince, and "Dream" with Lesley Ann Warren and Margaret Whiting. In addition, he is the Executive Producer of King Street Productions, a theatrical production company in New York City, which develops and produces Broadway and regional stage productions. Prior to his professional Broadway activities, Mr. Bailey was Senior Vice President of Thompson McKinnon Securities Inc. and previously Vice President of Prudential Bache Securities (now Prudential Securities), both in New York and two of Wall Street's leading investment banking firms. As a fully licensed investment banker with Prudential Bache and Thompson McKinnon, Mr. Bailey prepared a wide variety of multi-million dollar national municipal bond issues for the capital markets and was responsible for the underwriting of those and other issues. In conjunction with Mr. Bailey's investment banking responsibilities, he was the principal of O.B. Bailey Associates, a financial advisory service. He has been involved in international business and finance for more than 35 years, encompassing organizations and enterprises throughout the Orient, Europe, South America and the Middle East. He is a graduate of Hamilton College in New York and a member of several professional organizations including past National Director, International Director of the United States Junior Chamber of Commerce and Commission Chairman of Junior Chamber International (JCI).

PAUL D. HANCOCK*, age 47 - Mr. Hancock is the President and Chief Executive Officer of the Company. He is the founder and developer of its film/television production concept and corporate mission objectives, and has served as President and Chief Executive Officer since its inception. Prior to and during his tenure with the corporation, he has functioned as a production and business advisor to various film financing and production companies and has supervised the development/packaging and production of a wide variety of moderately budgeted/cost-controlled feature film and television projects. Mr. Hancock was responsible for leading one of the first exploratory film finance teams to the Wall Street capital markets in the late 1970's in order to develop and encourage motion picture financing by the investment banking community. He was instrumental in the formulation of entertainment industry relationships specifically in moderate budget feature film production financing with companies such as E.F. Hutton & Co.; Kidder, Peabody and Prudential-Bache Securities. Mr. Hancock has also been a lecturer on various aspects of the entertainment industry, entrepreneurship and finance at University Graduate Schools of Business, seminars and conferences, is a frequent radio talk show guest discussing independent film financing, production and marketing, and is published in various print media encompassing film and television industry topics. He has developed and maintained a specialized expertise in and conducted diverse consulting for motion picture and television financial packaging, specifically for public securities offerings, private sector investments and commercial banking. He was previously employed in a variety of management capacities in the theater and hotel businesses for Farber Enterprises and Ramada Incorporated. Mr. Hancock attended the Cranbrook Academies, Eastern Michigan University, and the University of California at Los Angeles. He belongs to several professional organizations including the Academy of Television Arts and Sciences.

A. ROBERT SOBOLIK*, age 67- Mr. Sobolik is the Executive Vice President and Treasurer of the Company. He has previously held senior corporate positions including Vice President of Operations for Stratavision Inc. in Southern California specializing in computer software development. Mr. Sobolik has been a financial consultant and advisor to various international and U.S. Fortune 500 corporations including HRT Industries; Senior Consultant/financial services, Saudi Airlines in Saudi Arabia and Senior Project Manager for Sierra Power Co. and the Texas Legislative Counsel. Prior to his consulting services, he was Project Manager and Director for computer systems in corporate development with the U.S. Borax Chemical Corporation and before that supervised computer operations, computer systems and corporate data processing. He has also been a Manager and Controller of computer operations for a major Los Angeles based corporation. Mr. Sobolik has served in corporate management for more than twenty-five years in business, finance and industry throughout the western U.S. and abroad.

LARRY EPSTEIN, age 54- Mr. Epstein is the Secretary of the Company. He is a practicing attorney in Southern California He has been a sole practitioner since 1987 specializing in business, family and entertainment law. He was previously involved for three years as Executive Vice President and in-house legal counsel to Cherrystone Pictures, Inc., an independent feature film production company based in Los Angeles, and in that capacity oversaw all corporate and administrative fiduciary responsibilities of the company and orchestrated all documentation for domestic and international co-ventures and related agreements. Prior to his production company involvement, Mr. Epstein was a Senior Partner in the Los Angeles-based law firm of Abouaf, Epstein, Meyers & Gronemeier, specializing in business, tax, and entertainment law. He is a member of the State Bar of California, San Fernando Valley Bar Association, Los Angeles County Bar Association and The American Bar Association. Mr. Epstein has sat for 7 years as special referee and judge for the State Bar of California and is also currently Judge Pro Tem for the Superior Court, State of California, County of Los Angeles.

JOHN R. WOODWARD, age 52- Mr. Woodward is the Vice President for Film Production of the Company. He is responsible for the technical production procedures of the film and television projects the Company produces or co-produces. His career has spanned more than 20 years of both independent and studio film and television production for numerous companies such as Twentieth Century Fox, Paramount Pictures, Sony Pictures, Jerry Bruckheimer Films and Castle Rock Entertainment. Including studio involvement, he was executive in charge of production for independent production company Melco General, Incorporated in Los
Angeles.   He has been a senior member of the production team for
a wide variety of film and television projects, including most recently "Liar Liar", "Gattaca", "Wild Thing", "Sweet Dreams", "Flashdance", "The Manitou", "Tales from the Crypt", "Young Guns II", "Universal Soldier", and the recent Academy Award nominated "Shawshank Redemption", among many others. Mr. Woodward has additionally been associated with and instrumental in productions at other major studios such as Warner Brothers, Columbia, Disney, the C.B.S. Studio Center, Samuel Goldwyn, and Bavaria-Atelier Studio in Germany. His television commercial background is varied having worked on commercials for the Sony Corporation, Lincoln- Mercury, and Pepsi. He has specialized training and expertise in pre-production through post production coordination and requirements, and film production budget control. He holds a Bachelor of Arts degree in Visual Arts, a Masters degree in Cinema Production, and is a member of the Director's Guild of America.

GEORGE T. LINDSEY, age 65- Mr. Lindsey is the Vice President of Creative Development of the Company. He is responsible, with the production committee, for the selection and development of film projects for the Company. His film career spans over twenty-five years of literary and production film work. He has most recently completed writing feature film projects for New West Films Corp. He has been associated in the past with film production houses and television stations, including service as an executive producer and director on the staff of the National Broadcasting
Company and its affiliate W.R.C.-T.V. and W.I.T.F.   Formerly, as
President of a motion picture production company, he produced documentaries and docudramas throughout Europe, Africa, and South America. He has worked with such talent as Eli Wallach, Henry Fonda, Raymond Massey, Leonard Nimoy, Brock Peters and Lorne Green. Mr. Lindsey has done in-depth work in the field of pre-production of motion picture projects and has earned over eighteen national film awards for film and television productions, including regional emmy awards, local emmy awards, the N.E.T. award for excellence in film production along with gold, silver and bronze medals in film production from the New York International Film Festival. He is a member of the Writer's Guild of America, West, Inc. and the Director's Guild of America.

JAMES J. AITKEN, age 66- Mr. Aitken is the Vice President of Finance and Administration of the Company. He is responsible for the overall business management and administrative systems of the Company. He is a Certified Public Accountant and was formerly a Partner and Regional Manager for Ernst & Whinney (now Ernst & Young), a national and international public accounting firm. His experience while engaged in public accounting encompassed a wide variety of clients including many companies in the entertainment industry including television, radio, cablevision and professional sports teams. Mr. Aitken has led many conferences and advanced workshops in professional management and accounting sponsored by Ernst & Whinney. He has also been an instructor and professor of business and finance and accounting courses at the University level. He is a member of the American Institute of Certified Public Accountants and several other professional societies and organizations related to business management and finance.

JOHN D. FOLEY, age 52- Mr. Foley is currently President, Worldwide Distribution for October Films and was previously Executive Vice President of City Cinemas, a theatrical exhibition corporation in New York, and Executive Vice President of Miramax Films overseeing all theatrical acquisitions and distribution. Prior to Miramax, he was President of MGM/UA and was recruited by MGM in 1987 as Vice President/Sales where he managed domestic sales in the Southern and Western divisions of the United States.
 In 1989 he was named President, managing all North American activities for the company. Certain recent Miramax and MGM production successes he was instrumental in include "Pulp Fiction", "Benny and Joon" and "Untamed Heart". Other past productions he has been instrumental in include "Rainman", "A Fish Called Wanda", and "Moonstruck". Mr. Foley began his film career in 1975 on the East Coast with Columbia Pictures. He held various management positions with Columbia during his tenure with the company, encompassing regional sales throughout the midwest and southern United States. In 1986, DeLaurentis Entertainment Co. recruited him as Vice President of Distribution to establish the distribution operations for the company's opening in 1986.

ROBERT E. CAPPS, JR., age 53-   Mr. Capps, most recently
Executive Vice President-Film for United Artists, has been involved in the marketing, distribution and exhibition of feature motion pictures for more than 25 years. Formerly, Senior Vice President and General Sales Manager for Tri Star Pictures, he has been instrumental in the development of new film marketing technology strategies for the motion picture industry, primarily the theatrical market. He has been directly involved in the building and expansion of distribution departments for companies such as Columbia Pictures, Paramount Pictures, and MGM. Mr. Capps was an instrumental force over the span of his career in the distribution and exhibition of a wide variety of both major and independent feature films including such classic film productions as the "Terminator" films, "Legend of Boggy Creek", and "Where the Red Fern Grows". He has also been a consultant to such major domestic and international exhibitor chains as Mann, Loew's and AMC.

LEWIS O'NEIL, age 51- Mr. O'Neil was most recently Executive Vice President, Domestic Distribution for Polygram Filmed Entertainment overseeing all domestic theatrical exhibition of Polygram Films. Prior to Polygram he was Senior Vice President, domestic theatrical distribution for Twentieth Century Fox Film Corporation overseeing all theatrical exhibition of Fox Film throughout the western United States. Prior to his tenure with Fox, he was Executive Vice President of Metropolitan Theaters, a regional exhibition chain in the southwest. Certain major feature films Mr. ONeil has been instrumental in the distribution of include "Rocky", "Ghostbusters", "Dances with Wolves", "Star Wars Trilogy" and "Independence Day". He has also been a consultant in the area of theatrical exhibition and distribution to various independent producers, production companies and industry professionals including Michael Ovitz (Artists Management Group), the new entertainment website iAM.com, and the recent advance in theatrical film projection known as Maxivision.

ROBERT LISNOW, age 53- Mr. Lisnow is currently a practicing attorney in Southern California, with an emphasis in business transactional/entertainment law and litigation. He was formerly a partner in the law firm of Karpel, Karpel & Lisnow located in Los Angeles specializing in business, entertainment and real estate litigation. Mr. Lisnow's business and corporate background also includes past managing director of Forstmann & Rayfield (formerly Forstmann & Co.), a venture capital/investment banking firm overseeing a multi-million dollar portfolio of various industries throughout the world including high technology, global communications and environmental sciences. Prior to Forstmann & Co., Mr. Lisnow was a principal in the artist management firm of Mitchell, Lisnow Business Management, Inc. overseeing the careers of a wide variety of theatrical and commercial performers such as television and screen artists James Best, Tim Reid and Frank Bonner. More recently, Mr. Lisnow has acted in the capacity of Managing Member/Counsel of Intermedia Video Products (LLC), a VSDA (Video Sales Dealers Association), MPAA (Motion Picture Association of America) approved supplier of videotape, video equipment and video services with major film and television industry clients.

BENJAMIN WHITFIELD, JR., ESQ., age 53 - Mr. Whitfield is presently a practicing civil attorney with an emphasis in the field of entertainment law. He has served as United States Assistant District Attorney and as an Assistant Attorney General. Mr. Whitfield is a member of the law firm of Wright, Reed & Whitfield, P.C., one of the entertainment law firms serving the corporation.

BRENDAN CAHILL, age 56- Mr. Cahill was most recently Vice President for Music and Creative Affairs for Universal Studios. Prior to his employment with Universal, he was Vice President in charge of creative affairs and musical director at Columbia Pictures and is currently a development and production consultant in the film/television industry and production consultant to Michael Phillips and Michael Douglas (Michael Douglas Productions). He has in the past been a personal advisor for production and musical affairs to Steven Spielberg (Amblin Light Entertainment), having been involved with such film projects as BACK TO THE FUTURE, CLOSE ENCOUNTERS OF THE THIRD KIND and E.T., THE EXTRA TERRESTRIAL. In the 1960's, Mr. Cahill was credited with being intregal in the success of such musical groups as the Birds, Jefferson Starship, and the Monkees, and was executive producer on the successfully syndicated television show, THE PARTRIDGE FAMILY for ABC. Other feature film and television production credits for Mr. Cahill include CALIFORNIA SUITE, THE BREAKFAST CLUB, OUT OF AFRICA, MIAMI VICE, and the Emmy Award winning MURDER SHE WROTE.

ALEX TREBEK, age 62- Mr. Trebek has been involved in the television industry for over twenty-five years as a producer, host and innovator of a wide variety of entertainment shows. He has produced and hosted the internationally successful gameshow JEOPARDY which has been the second highest rated television show in syndication. Mr. Trebek was also the host of the successful television game show CLASSIC CONCENTRATION. As a television media executive, he is currently developing other projects for television and film as well. Mr. Trebek, originally from Sudbury, Ontario, Canada, worked for the Canadian broadcasting company (C.B.C.) throughout the 1960's and early 70's before relocating to the United States in 1973.

LEROY J. STEELE, age 80-Mr. Steele's background encompasses over 40 years as an executive with various corporations within the United States and in Canada, including Executive Vice President and Chief Operating Officer for Bullock's company in Los Angeles, Vice President and General Manager for the Boston stores on the Eastern seaboard, and Chairman of the Board/Chief Executive Officer for A.J. Freeman Ltd. in Ottawa, Canada. Mr. Steele has also been a business management consultant and advisor for many years.

PETER LALLOS, age 69- Mr. Lallos was most recently Senior Vice President for the investment banking firm of Bear, Sterns & Co. in New York City. He has previously held senior corporate positions including Managing Director for Manufacturer's Hanover Trust Company, Senior Vice President - E.F. Hutton & Co. and Senior Vice President - Donaldson, Luftkin & Jenrette. Mr. Lallos' Wall Street expertise encompasses more than 25 years of investment banking, commercial banking and specialized public and corporate financing around the world.

PHILIP LANGWALD, age 96- Mr. Langwald is Chairman Emeritus of the Board of Directors of the Company and is currently a retired municipal administrative executive. He has been involved with land development and appraising for real estate and managing the construction and development of shopping and residential areas in the midwestern United States. He was formerly with the United States Department of Labor and Internal Revenue Audit Division.

FRED BARON, age 51- Mr. Baron is currently Senior Production Executive for Twentieth Century Fox Film Corp. where he is responsible for all phases of production oversight for all feature film production at the studio. Prior to his studio involvement, he was production representative at HBO, overseeing a wide range of features and M-O-Ws. Mr. Baron has also acted as co-producer on television productions such as TALES FROM THE CRYPT and production coordinator and production supervisor on a wide variety of independent motion picture/television production.

CHARLES NEWIRTH, age 47- Mr. Newirth is currently an established independent producer and executive producer in the motion picture industry and has been responsible for the production of such major motion pictures as the recently released "Patch Adams" with Robin Williams, "City of Angels" with Meg Ryan and Nicolas Cage, the Academy Award winning and highly successful "Forrest Gump" with Tom Hanks, as well as "Bugsy" with Warren Beatty, "Toys" with Robin Williams, and "The American President" with Michael Douglas. His career in feature film production has also included production manager for such films as "Pretty in Pink", "Robocop", and "The Abyss". In addition, he has worked in other diverse senior production positions as production supervisor, production coordinator, and location manager.

TONY MILLER, age 57- Mr. Miller is a veteran of more than 25 years in the motion picture industry. His job responsibilities within the industry have included co-production, editing and post production supervision for a wide variety of feature film and television projects. He has acted in the capacity of editor of over 40 feature films and 50 television productions. He has also produced 10 feature films, 180 television commercials, a variety of music videos, as well as directed and edited electronic video press kits. Mr. Miller was in charge of production for the Cinamerica Satellite Network and The Professionals Group, both located in Southern California, supervising a variety of different types of film and video productions. He has also served in numerous production capacities for New World Pictures, United Artists, MGM, A&M Records, CBS and Universal Pictures. He was the executive producer, editor and post production supervisor for the Witchcraft series of feature films, the most successful direct to video film series ever produced. He has won numerous awards including the Houston World Fest Gold Award for best dramatic picture, as co-producer and editor of the
feature film DREAMRIDER with James Earl Jones.   Mr. Miller is
a graduate of the University of California, Los Angeles and was the head of the film and television department at the prestigious Harvard Westlake School in No. Hollywood, California.

BRIAN J. PATNOE, age 44- Mr. Patnoe's tenure with the corporation began in 1987 as Executive Assistant in the areas of finance and administration. In 1989, he was elevated to the post of Associate Vice President, Administration, working as key liaison between senior officers of the corporation and members of the Board of Directors. His responsibilities also included monitoring and maintaining WWMPC's corporate due diligence data information, finance material information, and monitoring basic stockholder relations. He has worked closely with senior management of the company in the negotiations of co-financing production scenarios with domestic and foreign companies, consortiums, and independent financiers. Mr. Patnoe has also been associated with Siemen's and Motorola ISG as national accounts manager and McDonnell Douglas Corporation as a configuration management analyst and product definition specialist; both senior technical and analytical corporate administrative positions assuring quality control and infrastructure communications. He maintains a degree in Business Administration and Economics from California State University, Fullerton and a Masters in Business Administration from the University of Southern California.

MICHAEL MAGHINI, age 45- Mr. Maghini was most recently Vice President with Eden Financial Group, a Wall Street investment banking firm providing wholesale financial products to associate brokerage firms around the country, as well as a Managing Partner and Vice President with Famco, Inc. a real estate holding company in New York City. Mr. Maghini's well established financial experience, including his executive association for investment with the Putnam's Golden Scale Council, and his membership in the Million Dollar Round Table Club, complement his past investment management and development training with Paine Webber. Prior to Paine Webber, he held an investment executive position with Thompson McKinnon Securities. Mr. Maghini has helped develop the investment banking division of a major New York financial firm and has also managed a variety of many diverse institutional and, private investment portfolios. He is a graduate of Southern Connecticut University where he received his Bachelor of Science Degree in Political Science and Economics.

* (Indicates members of the Executive Committee)

FAMILY RELATIONSHIPS

There are no family relationships among directors, executive officers or persons chosen by the Company to be nominated as a director or appointed as an executive officer of the Company or any of its affiliated subsidiaries.






Item 10.	Executive Compensation.

The summary compensation table below sets forth certain information for all compensation, including: annual, longterm and stock compensation paid for services rendered to the Company in all capacities for the fiscal years ended December 31, 2002, 2001, and 2000.


SUMMARY COMPENSATION TABLE
                                 Annual Compensation     Long-Term Compensation
						 		                     Awards        Payouts
								         Annual               Securities
Name and                                          Other Stock  Restricted   Underlying
Principal Position     Year  Salary	Bonus Compensation Awards  Awards      Options/LTIP All Other
(a)                     (b)  ($)(c)	($)(d) ($)(e)   ($)(f)     SARs(#)(g) Payouts($)(h) Comp.
                             *,**,***                                                   ($)(i)
--------------------- ---- -------- -----  ----------  -----   --------   ------   --------
Charles Bailey**      2002     0      0        0         0     5,000         0         0
Chairman of the Board 2001     0      0        0         0     25,000        0         0
                      2000     0      0        0         0     0             0         0

Paul D. Hancock*/**   2002 385,000    0        0         0     50,000        0         0
President, CEO ***    2001 370,000    0        0         0     1,080,000     0         0
                      2000 355,000    0        0         0     250,000       0         0

A. Robert Sobolik */**2002     0      0        0         0     5,000         0         0
Exec. V.P./Treasurer  2001     0      0        0         0     40,000        0         0
                      2000     0      0        0         0     25,000        0         0

Larry Epstein */**    2002     0      0        0         0     10,000        0         0
Secretary             2001     0      0        0         0     50,000        0         0
                      2000     0      0        0         0     500,000       0         0

John R. Woodward */** 2002     0      0        0         0     10,000        0         0
Vice President        2001     0      0        0         0     100,000       0         0
                      2000     0      0        0         0     50,000        0         0


George T. Lindsey */**2002     0      0        0         0     5,000         0         0
Vice President        2001     0      0        0         0     5,000         0         0
                      2000     0      0        0         0     25,000        0         0

James J. Aitken */**  2002     0      0        0         0     5,000         0         0
Vice President        2001     0      0        0         0     35,000        0         0
                      2000     0      0        0         0     25,000        0         0

John R. Foley**       2002     0      0        0         0     4,000         0         0
Director              2001     0      0        0         0     20,000        0         0
                      2000     0      0        0         0     100,000       0         0

Robert E. Capps Jr. **2002     0      0        0         0     2,000         0         0
Director              2001     0      0        0         0     10,000        0         0
                      2000     0      0        0         0     50,000        0         0

Lewis O'Neil          2002     0      0        0         0     4,800         0         0
Director              2001     0      0        0         0     4,800         0         0
                      2000     0      0        0         0     50,000        0         0

Benjamin Whitfield Jr.**2002   0      0        0         0     5,000         0         0
Director              2001     0      0        0         0     5,000         0         0
                      2000     0      0        0         0     25,000        0         0

Brendan Cahill**      2002     0      0        0         0     4,000         0         0
Director              2001     0      0        0         0     4,000         0         0
                      2000     0      0        0         0     20,000        0         0

Alex Trebek**         2002     0      0        0         0     4,000         0         0
Director              2001     0      0        0         0     4,000         0         0
                      2000     0      0        0         0     20,000        0         0

LeRoy J. Steele**     2002     0      0        0         0     0             0         0
Director              2001     0      0        0         0     0             0         0
                      2000     0      0        0         0     0             0         0

Robert Lisnow         2002     0      0        0         0     5,000         0         0
Director              2001     0      0        0         0     45,000        0         0
                      2000     0      0        0         0     0             0         0



Peter Lallos **       2002     0      0        0         0     0             0         0
Director              2001     0      0        0         0     0             0         0
                      2000     0      0        0         0     0             0         0

Philip Langwald**     2002     0      0        0         0     0             0         0
Director              2001     0      0        0         0     0             0         0
                      2000     0      0        0         0     0             0         0

Fred Baron **         2002     0      0        0         0     0             0         0
Director              2001     0      0        0         0     0             0         0
                      2000     0      0        0         0     0             0         0

Charles Newirth**     2002     0      0        0         0     0             0         0
Director              2001     0      0        0         0     0             0         0
                      2000     0      0        0         0     0             0         0

Tony Miller           2002     0      0        0         0     2,000         0         0
Associate V.P.        2001     0      0        0         0     10,000        0         0
                      2000     0      0        0         0     0             0         0

Brian J. Patnoe*      2002     0      0        0         0     20,000        0         0
Associate V.P.        2001     0      0        0         0     100,000       0         0
                      2000     0      0        0         0     100,000       0         0

Michael Maghini*      2002     0      0        0         0     2,000         0         0
Associate V.P.        2001     0      0        0         0     10,000        0         0
                      2000     0      0        0         0     10,000        0         0

Footnote: 2002 data reflects 2001 re-organization.

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
          Corporate Director          Sole Ownership
          c/o 2120 Main St., Suite 180Sole Voting Power
          Huntington Beach, CA 92648

Common    Benjamin Whitfield, Jr., Esq.15,600
          Corporate Director           Sole Ownership
          9000 E. Jefferson            Sole Voting Power
          Detroit, MI 48214

Common    John R. Woodward             235,014            .02%
          Vice President,              Sole Ownership
          Film Production              Sole Voting Power
          Corporate Director
          850 Alabama Dr., Rte. 2
          Lone Pine, CA 93545

OFFICERS & DIRECTORS AS A GROUP 		4,540,508        46%

OWNERS OF 5% OR MORE OF THE COMPANY'S COMMON EQUITY
Common    Paul D. Hancock              2,834,088          28.00%
          President/C.E.O.             Sole Ownership
          Corporate Director           Sole Voting Power
          124 8th St., #8
          Huntington Beach, CA 92648

Common    Richard D. McLellan, Esq.    511,832             5.00%
          c/o 2120 Main St., Suite 180 Sole Ownership
          Huntington Beach, CA 92648   Sole Voting Power

Common    Gordon Estate                531,619             5.00%
          c/o 2120 Main St., Suite 180 Sole Ownership
          Huntington Beach, CA 92648   Sole Voting Power

The foregoing totals are based upon Twelve Million One Hundred Seventy-Four Thousand Four Hundred Sixty Two Eleven Million Nine Hundred Seventy Two Thousand Seven Hundred and Thirty (12,174,462) common shares of the Company issued and outstanding stock as of December 31, 2002.

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


				WORLD WIDE MOTION PICTURES CORPORATION
March 26, 2003           /s/    A. Robert Sobolik

                         A. Robert Sobolik
                         Executive Vice President/Treasurer