Form 10QSB
period 2003-03-31
WORLD WIDE MOTION PICTURES CORP
filed 2003-05-14
CIK 1005502

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
March 31, 2003

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

          Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


          Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practical date: 12,174,462 shares of Common Stock (par value $.001 per share) outstanding on March 31, 2003.

Part I.  Financial Information
Item 1.  Financial Statements

Consolidated Balance Sheets
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of March 31, 2003 and December 31, 2002

                                   March 31,         Dec 31,
                                     2003              2002
                                 (Unaudited)        (Audited)
                                  ---------          --------
Assets

Cash                                  38,764           49,199
Accounts receivable                  106,478          106,478
Deferred advertising                     640              634

Fixed assets

Completed motion pictures/
television productions             9,698,549        9,698,549
Film & distribution properties       888,385          888,385
Equipment                             50,437           50,437
Less accumulated depreciation        (79,868)         (78,480)

          Total Assets           $ 10,703,385     $10,715,202

Liabilities
 Accounts payable                        443              560
Preferred stock payable                  150              150
Notes payable                         14,581           14,835
Long-term debt                        17,000           17,000
          Total Liabilities         $ 32,174         $ 32,545

Stockholders' Equity
Common Stock $.001 Par Value,
100,000,000 shares authorized,
12,174,462 and 11,972,730 shares
issued                                12,174           12,174
Preferred Stock $.01 Par Value,
1,100,000 shares authorized,
476,217 and 476,217 shares issued      4,762            4,762
Additional paid-in capital        10,640,700       10,640,700
Retained earnings (deficit)           13,575           25,021
     Total Stockholders' Equity  $10,671,211      $10,682,657
Total Liabilities
and Stockholders' Equity         $10,703,385      $10,715,202

The accompanying Notes to December 31, 2002 Consolidated
Financial Statements are an integral part of these Financial
Statements.

Consolidated Statements of Income
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2003 and 2002
(Unaudited)

                                         Three months ended
                                             March 31,
                                      -------------------

                                     2003               2002

                                     ----               ----
Revenues                          $    162          $     610
Operating expenses:
     Depreciation                    1,388              1,388
     Administrative               	10,221              8,930
     Film reproduction and marketing     0                279
Total operating expense             11,609             10,597

     Net Income (loss)            $(11,446)         $ ( 9,987)

 Earnings available to common
stockholders                          None             None

Earnings per common share,
assuming full dilution               None             None

The accompanying Notes to December 31, 2002 Consolidated
Financial Statements are an integral part of these Financial
Statements.


Consolidated Statement of Cash Flows
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three-Months Ended March 31, 2003 and 2002
(Unaudited)
                                          Three months ended
                                              March 31,
                                        -------------------
                                        2003           2002
                                        ----           ----
Cash flows from operating activities:

Net Income (loss)                       $(11,446) $  ( 9,987)

Adjustments to reconcile net income
(loss) to net cash provided by or used
in operating activities:

Depreciation                           1,388           1,388

Changes in assets and liabilities:

(Increase) Decrease in accounts receivable     -0-        610
Increase (Decrease) in accounts payable       (376)      (130)

Net cash provided by (used in) operating
activities:                                  (10,434) (8,119)

Financing Activities:

Proceeds from issuance of stock                -0-        -0-
Capital project investment                     -0-        -0-

Net increase/decrease in cash                          (8,119)

Cash balances - beginning of period   49,198      63,552
 as of January 1, 2003

Cash balances - as of March 31, 2003         38,764     55,433

The accompanying Notes to December 31, 2002 Consolidated
Financial Statements are an integral part of these financial statements.


Consolidated Statement of Stockholders' Equity
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Month Period Ended March 31, 2003
(Unaudited)

             Number of Outstanding          Additional        Retained
                Shares           Par         Paid-In          Earnings
             Common  Preferred   Amount      Capital         (Deficit)       Total
           --------    -----    ---      -----------       ---------       -----
Balances
Dec. 31,
2002      12,174,462   476,217  $16,735   $10,640,700      $25,021    $10,682,657


Net Profit/Loss
3 mos. Ended
     March 31, 2003							      $(11,446)

Balances
Mar. 31,
	2003 12,174,462   476.217  $16,735   $10,640,700     $13,575    $10,671,211

212: The accompanying Notes to December 31, 2002 Consolidated Financial Statements are an integral part of these financial statements.



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

The film and television product inventory of the Company is regularly reviewed and evaluated on a film-by-film basis by the Company's Management and periodically appraised by outside independent appraisal. Forecasting any film or television project's future revenues is a difficult and uncertain art, even for major film distributors and television networks/syndicators.
 The accounting principles and industry practices in these areas leave unusual discretion with the film and/or television company executives and often result in "unusual" changes in individual periods. There is no generally accepted definitive industry consensus for valuing motion picture and television inventory, the value may be buried among films currently in release, television productions currently in broadcast, film and television productions under development or in production, distribution/syndication contracts, participation agreements, performer and production related contracts, and the ubiquitous 'other'. New developments such as widespread distribution of videos and DVDs have occurred since the original motion picture accounting standard (SFAS53) was promulgated. In June, 2000, the Financial Accounting Standard Board ("FASB") issued SFAS139 that rescinded SFAS53. Concurrently, the AICPA Accounting Standards Executive Committee ("AcSEC") issued SOP00-2 "Accounting for Producers and Distributors of Films". These new pronouncements are effective for fiscal year beginning after December 15, 2000. The accounting profession is continually reviewing the problem of how to fairly report film inventory on financial statements. In response to commentary from the Securities and Exchange Commission, the Company revalued its inventory of film and television product, resulting in a reduction of net realizable value in the amount of four million and ninety one thousand nine hundred and fifty dollars ($4,091,950) in the stated value of such inventory on the December 31, 1997 balance sheet. In 1998, management for a second time revalued its inventory based on management's further receipt of commentary from the Securities and Exchange Commission, with an additional appraisal of potential resale value, encompassing worthiness of the inventory items as works of art, and potential licensing capabilities, resulting in an additional reduction of $3,868,380 in the stated value of the net realizable value of such inventory at December 31, 1998. The results of the reevaluations effectuated in 1997 and 1998 resulted in a substantial reduction in book value of approximately 51% for those items over these two years. The 1997 revaluation and resulting reduction in value combined with the 1998 revaluation and its resulting reduction and value lowered the balance sheet presentation of the asset identified as 'completed motion pictures and television products'. Although the Company has on its Board of Directors and professional staff personnel qualified to estimate the value of its film and television inventory, for internal verification purposes, it retained the services of an independent appraiser who reviewed the Company's film and television completed product library, ensuring a greater measure of objectivity as regards the carrying amount of such inventory on the Company's December 31, 2002 balance sheet. Recent pronouncements by the accounting profession would not materially affect the Company's financial statements at this time regarding its film and television product library assets.

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

The Company presents an 'unclassified' balance sheet. Cash includes cash on deposit in checking and savings accounts with no cash equivalents at December 31, 2002 and 2001.

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

As a result of the quasi-reorganization, retained earnings date from December 31, 2001.

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

NOTE 11   SUMMARY OF STOCK OPTIONS, EMPLOYMENT CONTRACTS,
ASSOCIATES,POTENTIAL DILUTION, CONTINGENT LIABILITY AND ACCRUED
PROFESSIONAL FEES

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

RESULTS OF OPERATIONS

The Company's revenue for the three months ending March 31, 2003 was $162 as compared to $610 for the comparable period of 2002. The three month period ending March 31, 2003 net loss prior to depreciation expense was ($10,058), and net loss before depreciation for the comparable period ending 2002 of $(8,599). For the three months ending March 31, 2003, expenses for the Company's development, production and distribution operations and its miscellaneous operations totaled $10,221 compared to $9,209 for the comparable period of 2002. The increase in operating expenses of March 31, 2003 was primarily attributable to the marketing and distribution of the feature length film entitled "Amy", and the reproduction of film and the marketing of the film project "Ninth Street" and to the Company's change in the method of amortizing the cost of its inventory. The decrease in revenue attributable to the first quarter 2003 is due to reduced revenue pursuant to the exploitation of the film project "Ninth Street", "Shattered Illusions" and "Amy". There were no resultant per share earnings to common stockholders in March 31, 2003 and March 31, 2002. The Company derives its revenues from the licensing of its newly created film and television productions, the licensing of its inventory of previously produced films or television productions and fees received for professional services provided to the industry. The Company also receives revenue for the marketing and distribution of product produced or owned by 3rd party producers and production companies. The generation of revenue in the motion picture and television industry is highly competitive which may have a material impact on the Company's financial statements.

The following table presents operations data and selected statistical information for the periods indicated.


                                                  Three
                                        Months Ended March 31,
                                          2002            2001
                                          ----            ----

Revenues                                  $162         $ 610
Costs and Expenses
          Operating &
          Administration expenses         $10,221       9,209
        Depreciation and amortization      1,388        1,388

Income (Loss)                         $ (11,446)      $(9,987)

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

The following is a table showing the comparison of balance sheet data between 2002 and 2003.

                      Three Months Ended March 31,

CATEGORY                 *2002       2003
                       --------    ---------
Net Profit (Loss)       (9,987)     (11,446)
Assets               9,900,656    10,703,385
Stockholders'Equity  9,787,752    10,671,211
Liability              112,904        32,174
Net Revenues               610           162
Inventory            9,718,953    10,637,371

*Adjusted for December 18, 2001 stock split, (1 for 5), and
January 1, 2002 quasi-reorganization.

The Company experienced no material changes during the first quarter of 2003 regarding its operations or its financial position relative to first quarter 2002. There are no seasonal or other factors regarding the Company's intra-year operations that require explanation of a percentile swing in inter-quarter reports.


GENERAL

In fiscal 2002 and the first three months of 2003 the Company continued its involvement in a variety of film and television projects relative to development, acquisitions, packaging, production and marketing/distribution activities. The Company also continued to pursue potential diversified business opportunities that have cash flow possibilities. Management believes that a film or television production's economic success is dependent upon several overlapping factors including general public appetite of a potential genre or performer at the time of release, domestic and international marketing philosophy, applicable usage of existing and new and emerging technology, advertising strategy with resultant penetration and the overall quality of the finished production. The Company's film and television productions may compete for sales with numerous independent and foreign productions as well as projects produced and distributed by a number of major domestic and foreign companies, many of which are units of conglomerate corporations with assets and resources substantially greater than the Company's. Management of the Company believes that in recent years there has been an increase in competition in virtually all facets of the Company's business. Specifically, the motion picture industry competes with television and other forms of leisure-time entertainment. Since the Company may for certain undetermined markets and products distribute its product to all markets and media worldwide, it is not possible to determine how its business as a whole will be affected by these developments and accordingly, the resultant impact on the financial statements. The Company has currently obtained or arranged for the investment capital to produce and/or distribute a minimum of two full length feature films or specialty television productions within the next two years. In addition to the development, financing, production, and distribution of motion picture and television product, the Company expects to continue to exploit a portion or portions of the Company's completed film and television library to a wide variety of distribution outlets including network television, cable television, satellite broadcast, pay-per-view, and home video sales. Specifically, live action motion pictures are generally licensed for broadcast on commercial television following limited or wide release distribution to theatrical outlets (theaters), home video and pay television. Licensing to commercial television is generally accomplished pursuant to agreements which allow a fixed number of telecasts over a prescribed period of time for a specified license fee. Television license fees vary widely, from several thousand to millions of dollars depending on the film or television production, the number of times it may be broadcast, whether it is licensed to a network or a local station and, with respect to local stations, whether the agreement provides for prime-time or off-time telecasting. Licensing to domestic and foreign television stations (syndication) is an important potential source of revenue for the Company, although in recent years the prices obtainable for individual film and television product in domestic syndication have declined as pay television licensing has grown. The growth of pay television and home video technologies, i.e. DVD (Digital Video Disk) and HDTV (High Definition television), has had an adverse effect on the fees obtainable from the licensing of film and television product to networks and local television stations. Thereby potentially effecting the Company's ability to generate substantive revenue from this particular venue; however increasing revenue potential in other areas. Conversely, the Company may derive revenue from the marketing and sale, either directly or through licensees, of motion pictures and other filmed or videotaped product on videocassette or Digital Video Disk for playback on a television set or monitor through the use of videocassette recorders ("VCRs"), digital video disk recorders and continued advancements of pay television (cable), satellite broadcast technologies, and Internet applications domestically and internationally. The Company currently holds the distribution rights to 292 motion picture and television titles.The revenue competition relative to existing or pending exploitation agreements of the Company's film and television product library and current and future production and distribution of projects is volatile due to the many technological and innovative changes in the industry and also changes regularly occurring in the international economy.

LIQUIDITY AND CAPITAL RESOURCES

At yearend 2002, the Company experienced a net loss of (37,382). However, the Company experienced a net profit of $62,403 from
operations for yearend 2001.   At March 31, 2003, the Company had
$38,764 in cash and no cash equivalents and in the same period, 2002, the Company had $55,433 in cash and no cash equivalents. The Company anticipates that its existing capital resources may be adequate to satisfy its capital requirements for the forseeable future. However, to accomplish the Company's planned activities, it will need to raise additional funds through public or private financings in the form of debt or equity. The Company has available substantial loss carry forwards for federal income tax purposes. The exact amount of the loss carryforwards is uncertain until the Company reaches an understanding with the Internal Revenue Service in that regard.In order to finance its operations, working capital needs and capital expenditures, the Company utilized revenue from licensing fees, loans, proceeds from the private sale of equity securities, deferred compensation, profit participation, and equity in exchange for services and product.

In accordance with the Securities and Exchange Commission "Regulation D", and subject to Rule 144 restrictions, the Company issued no shares of its common stock and no shares of its preferred stock for cash and no shares of its common stock and no shares of its preferred stock for product and services acquired by or provided to the Company in the first quarter period ending March 31, 2003. For the comparable period in 2002, the Company issued no shares of its common stock and no shares of its preferred stock for cash and no shares of its common stock and no shares of its preferred stock for product and services. No proceeds from the sale of the corporation's common stock or preferred stock has ever been used to pay compensation to employees or executives of the Company. The Company was previously issued a standby irrevocable Letter of Credit from the Key Bank, N.A., Cleveland, Ohio (formerly Society Bank), in the amount of fifty thousand ($50,000) dollars. The terms of the Society Bank Letter of Credit required that, if utilized, the Company would pledge as collateral a portion of its film and television product library. If the Letter of Credit were exercised, the resultant loan would be secured by a commensurate portion of the Company's film and television product library.
The Society Bank terms also provided that the Company would continue to be able to sell or lease any portion of the product library as long as it retained sufficient material to secure any loans made as a result of the Letter of Credit.

The Company currently utilizes a one hundred thousand ($100,000) dollar primary line of credit with the Wells Fargo Bank of California and Citibank, to accommodate its daily cash flow needs and occasionally uses its credit lines at other financial institutions and with its vendors and suppliers.

The Company's principal liquidity in the period ending March 31, 2003, included cash of $38,764 and net accounts receivable of $106,478 and in period ending March 31, 2002, included cash of $55,433 and net accounts receivable of $191,668. The Company's liquidity position has remained sufficient enough to support on-going general administrative expense, pilot programs, strategic position, and the garnering of contracts, relationships and film and television product for addition to the Company's library, and the financing, packaging, development and production of two feature films and specialty television projects. Although the Company during 2001 and 2002 experienced revenue, unless the Company has an influx of additional capital, the Company will not be able to accomplish its planned objectives and revenue projections. Accordingly, the Company intends to resolve and provide for its liquidity needs as well as provide for the needed capital resources to expand its operations through a future proposed public offering of its common shares to the public. It is anticipated that such an offering will commence within the next 24 months for an amount to be determined by the Company and underwriter(s) if any. To meet the Company's interim liquidity and capital resources needs while the Company's contemplated public offering is being prepared and examined, the Company is presently investigating the possibilities of future loans and is considering future sales of unregistered common equity to accredited investors under one or more exemptions that provide for the same. In the event a loan is obtained, one of the terms may provide that the same be repaid from the proceeds derived from the Company's contemplated public offering. A primary use of public offering proceeds would be the further exploitation of the Company's current completed product film and television library, participations in completed films, and the continued development, production and marketing/distribution of new film and television production opportunities. The Company continues to discuss acquisitions and mergers with various interested parties.

The following table presents equity and cash flow data for the periods indicated.

                                 Three Months Ended March 31,
                                 *2002                  2003
                                 -----                 -----

Stockholders' Equity         $ 9,787,752              $10,671,211
Common Stock Outstanding      11,972,730               12,174,462
Income/Deficit (after
    depreciation)                 (9,987)                (11,446)
Accumulated Earnings              52,416 	 	        13,575
Cash                              55,433		             38,764

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


SIGNATURES

          Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                           WORLD WIDE MOTION PICTURES CORPORATION


May 12, 2003              /s/ Paul D. Hancock
                              Paul D. Hancock
                              President & Chief Executive Officer


May 12, 2003              /s/ A. Robert Sobolik
                              A. Robert Sobolik
                              Executive Vice President/Treasurer


CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of World Wide Motion Pictures Corporation (the "Company") on Form 10-QSB for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul D. Hancock, Chief Executive Officer of the Company, hereby certify, pursuant to and solely for the purpose of 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.
78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                            /s/ Paul D. Hancock
                            -----------------------
                            Paul D. Hancock
                            President and Chief Executive Officer
May 13, 2003

CERTIFICATION OF EXECUTIVE VICE PRESIDENT/TREASURER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of World Wide Motion Pictures Corporation (the "Company") on Form 10-QSB for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, A. Robert Sobolik, Executive Vice President/Treasurer of the Company, hereby certify, pursuant to and solely for the purpose of 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.
78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                            /s/ A. Robert Sobolik
                            -----------------------
                            A. Robert Sobolik
                            Executive Vice President/Treasurer
May 13, 2003




WORLD WIDE MOTION PICTURES CORPORATION
A Michigan corporation
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
Section 302 Certification


I,  Paul D. Hancock,  certify  that;

(1) I have reviewed this quarterly report on Form 10-QSB of World Wide Motion Pictures Corporation, a Michigan corporation
(the "registrant");

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and
 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
"Evaluation  Date");  and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation
Date;

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

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 12, 2003                  /s/ Paul D. Hancock
                                        ________________________
                                        Paul D. Hancock
                                        President and
                                        Chief Executive Officer


WORLD WIDE MOTION PICTURES CORPORATION
A Michigan corporation
CERTIFICATION OF EXECUTIVE VICE PRESIDENT/TREASURER
Section 302 Certification

I,  A. Robert Sobolik,  certify  that;

(1) I have reviewed this quarterly report on Form 10-QSB of World Wide Motion Pictures Corporation, a Michigan corporation
(the "registrant");

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and
 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
"Evaluation  Date");  and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation
Date;

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

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 12, 2003                  /s/ A. Robert Sobolik
                                        _________________________
                                        A. Robert Sobolik
                                        Executive Vice President/
                                        Treasurer