Form 10KSB
period 2003-12-31
WORLD WIDE MOTION PICTURES CORP
filed 2004-03-23
CIK 1005502

U.S. SECURITIES AND EXCHANGE COMMISSION
	Washington D.C. 20549

	FORM 10-KSB

	(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	For the fiscal year ended December 31, 2003
	OR

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

	Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practical date:
13,034,752 shares of Common Stock (par value $.001 per share) outstanding on December 31, 2003.

Part I

Item 1.	Description of Business.

BUSINESS DEVELOPMENT

INCEPTION THROUGH DECEMBER 2003

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

  CORPORATE ACQUISITION BY THE PREDECESSOR

In March of 1981, the Predecessor acquired G.L. Productions Inc., a Washington, D.C. company ("GLP") and all of its assets. GLP was a production and distribution company producing and distributing short subject, docudrama, documentary and industrial motion pictures. Certain of GLP's productions were produced and distributed in conjunction with the United States Government.
The Predecessor acquired GLP by the exchange of 12,469 then authorized and previously unissued shares of the Predecessor which, upon merger with the Company, became 2,012,814 shares of common stock of the Company. These shares were issued to GLP's president and sole owner, George T. Lindsey, for 1000 shares of GLP unregistered common stock representing 100% of GLP's outstanding common stock. Mr. Lindsey is currently a Vice President for the Company and is entitled to a contractual sales commission.

Juggernaut Energy Corporation had prepared an offering circular for the issuance of an initial public offering of up to 500,000 shares of its common stock for the purpose of acquiring a maximum of $100,000 or minimum of $50,000 in working capital. The offering was underwritten by First Equities Corp. of Salt Lake City, Utah, the effective date of which was April 18, 1980. The stock offering price was $.20 per share and the offering was closed upon the acquisition of the minimum amount of expected proceeds. Combined with the original incorporator's stock, immediately following the close of the public offering, the Company's outstanding shares of common stock totaled 1,350,000 (150,000 initially issued to Officers, Directors and Founder of the corporation; 500,000 from offering; 150,000 at par value $0.01 as partial consideration for the assignment of interest in oil exploration; 550,000 for $5,500.00 cash). On October 17, 1981, Juggernaut Energy Corporation amended its Articles of Incorporation to effect a name change to National Power Corporation, increase the authorized common stock to 50,000,000 shares, and decrease the par value from $.01 to $.0025 per share.

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

Additionally, the Company currently owns and maintains a completed film and television library encompassing 301 titles of feature length motion pictures, documentaries, docudramas, and television projects. For internal control purposes, the Company's Board of Directors directed management to retain an independent appraiser in order to further establish verification of the value of its completed product library as currently determined by staff and management. The Company also owns certain film equipment, a sound effects library, a still slide library, novels and options on treatments and holds a beneficial interest in certain ongoing contracts. Options on literary treatments otherwise defined as developing storylines and creative ideas are occasionally secured by the Company and company's like the Company for the purpose of developing the storyline or creative idea into a fully developed screenplay or teleplay at some unknown time in the future. The Company may or may not contribute expertise to a film or television project such as script polishing, script rewriting, packaging, financing, scheduling, budgeting, and line production. The Company's "beneficial interest" (percentage of future revenue, if any) in certain ongoing contracts includes certain of the above-referred to options or options on already fully prepared screenplays or teleplays which may or may not be produced into a film or television production at some unknown time in the future. None of the ongoing contracts "beneficial interest" entered into by the Company is significantly material to the Company's current financial condition and/or operations at the present time. The full development of the contracts is dependent on the acquisition of additional capital by the Company.

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

The principals of the Company have a proven record of professional experience demonstrating their training and knowledge in high quality, cost controlled, moderately budgeted film/video productions and innovative marketing and distribution skills. Certain of these backgrounds include production and marketing experience at both large studios and small independent companies. The combined number of motion pictures and television productions the production and marketing personnel of the company have been instrumentally involved with, encompass over 200 productions. The production and marketing team is skilled and/or expert in the use of the latest technological filming and video taping techniques, state-of-the -art equipment, and administrative control, ie, experienced budget scheduling and production/distribution cost supervision and marketing and exhibition capabilities. Certain of the technological expertise and/or equipment that is used by the Company's professional personnel include theatrical "Platform Releasing" (e.g., THE RIVER RUNS THROUGH IT (in current video release), Tri Star Pictures, in excess of $30 million in gross revenue worldwide; PULP FICTION (in current video release), Miramax, in excess of $100 million in gross revenue worldwide;
THE POSTMAN (in current video release), Miramax, in excess of $15 million in gross revenue worldwide), "Regional Break Releasing", "Test Market Releasing"; Panavision, Kodak, Arroflex, and
Nikkagami camera equipment in 16, Super 16 and 35mm gauge format;
Avid, Protools, and Media 100 post production and editorial equipment for film and video; Keylight lighting equipment; and DHX, DAK and Nagomi sound equipment.

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

CURRENT AND ANTICIPATED DEVELOPMENTS IN THE COMPANY'S BUSINESS

  FEATURE FILM CO-PRODUCTION

On February 19, 1997, the Company's wholly-owned subsidiary, World Wide Films Inc., entered into a Co-Production and Distribution Agreement ("Agreement") with Best Pictures Inc. of Redondo Beach, California, for the purpose of producing the feature length motion picture entitled SHATTERED ILLUSIONS ("Product"). The Product, which features Morgan Fairchild, Bruce Weitz, Sy Richardson, Richard Lynch and Dan Monahan, was completed in February of 1998 and is currently being distributed by the Company. According to the terms of the Agreement, World Wide Films Inc. retains 50% of any potential producer's gross revenue percentage accruing to the company from any and all marketing and exploitation of the Product worldwide, in perpetuity and the Company retains 26% portion of any potential gross distribution revenue percentage occurring to the Company for any and all marketing and exhibition of the product world wide in perpetuity.


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

BUSINESS ENTERPRISES UNDER CONTEMPLATION BY THE COMPANY

*   CORPORATE ACQUISITION NEGOTIATIONS

* For the past six years, the Company has been in the process of reviewing and analyzing various potential corporate acquisitions and merger possibilities, certain of which are highly diversified such as Internet technology, instructional, bio-technology and medical services. Management of the Company has conducted indepth internal discussions concerning the risks, requirements, potential and overall viability of associating with a highly diversified business. In the opinion of the Company's management, so long as the diversified business maintains a significant level of potential revenue producing capability, management expertise for sustaining such ongoing revenue potential, clarity of mission statement and objectives, and cash flow potential which could be used in the development of the Company's core business, management of the Company will encourage such mergers and acquisitions, investigations and possibilities for the express purpose of increasing, overall, shareholder value of the Company.
In addition to the quantitative and qualitative aspects of the Company's diversification decisions, the articles, bylaws and corporate charter of the Company provide for flexibility in the Company's ability to explore and enter into diversified fields of enterprise.

MARKETING OF THE COMPANY'S PRODUCTS AND SERVICES

The combined experiences of the Company's management and companies in its distribution network creates a strong and diverse marketing position for the Company. Marketing outlets and techniques which have been successfully utilized for the Company's products or services in the past and/or which will be utilized in the future either domestically or in foreign territories include: THEATRICAL EXHIBITION, HOME VIDEO SALES, HOME VIDEO RENTAL, BROADCAST (NETWORK) TELEVISION, SYNDICATED TELEVISION, CABLE TELEVISION, PAY-PER-VIEW, SATELLITE TRANSMISSION, LOW POWER (LP) REGIONAL TELEVISION, PUBLIC BROADCAST (PBS) TELEVISION, THEATRICAL ANCILLARY
(including airlines, ships at sea, colleges/universities, military bases and state/federal institutions), AND ANCILLARY PRODUCT MERCHANDISING (ancillary product merchandising includes revenues created from non-theatrical or non-broadcast exploitation such as merchandising of clothing, toys, books and music). All or some of these outlets are customarily incorporated into a marketing strategy on either a regional, national, or international exposure basis with quality, genre public appeal, and rating, all being factors. The Company's network of marketing and distribution companies includes independent and major industry leaders such as UNITED ARTISTS INC. (relationship between the Company and the company includes foreign and domestic theatrical exhibition of feature film product), MIRAMAX FILMS INC. (relationship between the Company and the company includes domestic theatrical exhibition of feature film product), MGM/UA INC. (relationship between the Company and the company includes foreign and domestic theatrical exhibition of feature film product), AMC THEATER CIRCUIT INC. (relationship between the Company and company includes domestic theatrical exhibition of feature film product), MANN THEATERS (relationship between the Company and company includes domestic theatrical exhibition of feature film product), CINEPLEX ODEON (relationship between the Company and company includes domestic theatrical exhibition of feature film product), EDWARDS THEATER CIRCUIT (relationship between the Company and company includes domestic theatrical exhibition of feature film product), RGH/LIONS SHARE PICTURES (relationship between the Company and the company includes foreign theatrical and all ancillary exhibition of feature film and television product), ALL CHANNEL FILMS (relationship between the Company and the company includes all ancillary domestic exhibition of feature film product), CINETRUST ENTERTAINMENT CO. (relationship between the Company and the company includes foreign and domestic broadcast, television and home video exhibition of feature film and television product), TWENTIETH CENTURY FOX FILM CORPORATION (relationship between the Company and the company includes foreign and domestic theatrical exhibition of feature film product), SHAPIRO GLICKENHAUS ENTERTAINMENT (relationship between the Company and the company includes all ancillary foreign and domestic exhibition of feature film and television product), PARAGON CABLE TELEVISION (relationship between the Company and the company includes regional cable broadcast of television product), CENTURY CABLE TELEVISION (relationship between the Company and the company includes regional cable broadcast of television product), SWANK MOTION PICTURES INC. (relationship between the Company and the company includes domestic and international ancillary sales of feature film product), TERRY STEINER INTERNATIONAL (relationship between the Company and the company includes domestic and international ancillary sales of feature film product), and the HANDLEMAN COMPANY (relationship between the Company and the company includes sell-thru specialty video product). Primary expected revenue sources include but are not limited to:

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

A relatively new area of exhibition is PAY-PER-VIEW. At present, there are approximately 14 million homes equipped to receive the service and that number is expected to increase to 30 million by the end of the decade. Prices generally charged for pay-per-view range from $10 to $50 per show to the consumer depending on the nature of the entertainment, of which approximately 60% is being returned to the distributor. The expanding growth in this area will continue to be a major new revenue source for film distribution.

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

In addition to the above on-going projects, the company is currently engaged in substantial theatrical and/or ancillary marketing programs involving 4 full length feature films. Three of these have modest income and profit potential. They include the feature films entitled, "Ninth Street" produced by Hodcarrier Films in Los Angeles, California; "What's In a Cookie?" produced by Rocinante Productions in Los Angeles, California; "Jigsaw" produced by First Motion Pictures Inc. in Toronto, Ontario, Canada; and "Malevolence" & "The Second Coming", produced by Sig Larsen Productions Inc. in Los Angeles, California. The remaining two projects have the prospect of accruing substantial profit for the company and include the feature length film "Shattered Illusions" produced by the company's subsidiary, World Wide Films Inc. and the feature film "Amy" produced by Cascade Films, with U.S. theatrical distribution underway at this writing.

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

THE COMPANY'S FUTURE CAPITAL REQUIREMENTS

The Company has currently been negotiating with various broker-dealer investment banking firms to underwrite public offerings of the Company's securities in the total amount of approximately ten million dollars. Terms of the proposed public offerings have not been finalized but it is anticipated by management that the Company will utilize the net proceeds from such offering in the following general manner.

$  500,000  administrative expenses
   300,000  development expenses
 4,000,000  production expenses
 2,250,000  acquisition expenses
 2,950,000  marketing expenses
$10,000,000  Total

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

Item 2.  Description of Property.

The Company owns no real properties. The Company's present offices and facilities, located in both suburban and metropolitan geographic areas, encompass approximately 5,500 square feet in
buildings of good condition.   Locations which are occupied on a
month-to-month or yearly lease basis include the Company's executive offices since 1984 at Seacliff Office Park, 2120 Main Street, Suite 180, Huntington Beach, California, 92648; and a video production office at 1119 Colorado Avenue, Santa Monica, California. The Company's corporate records office at 326 N. Chestnut, Lansing, Michigan, 48933; and a branch office of the Company at 220 W. Congress, 2nd Floor, Detroit, MI, 48226.

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

Item 4.  Submission of Matters to a Vote to Security Holders.

On December 23, 2000, the Company filed Proxy material with the Securities and Exchange Commission in accordance with Rule 14(a). The proxy statement requested shareholders to vote for management nominees to the Company's Board of Directors. Management's recommendation's were elected; 25,973,348 shares in favor, 200,000 shares opposed, and 26000 shares abstained. Management also requested shareholders to approve a combination restructuring of the outstanding stock of the Company (reverse split). The shareholders approved the restructuring as filed with the Securities and Exchange Commission in accordance with Rule 14(a), 25,473,348 shares in favor, 225,000 shares opposed, and 501,000 shares abstained. The restructuring effectuated in the years 2000 and 2001 has subsequently had a substantial affect on the company's financial statements in 2003.

Part II

Item  5.  Market for Common Equity and Related Stockholder
Matters.

The Company's common stock is traded in the Over-the-Counter market and prices are quoted by National Quotation Bureau, Inc.
(NQB) on the NASD Electronic Bulletin Board.

The following are the high and low Registrant share prices (NASD
Electronic Bulletin Board) for each fiscal quarter of 2003
                               Prices
Fiscal 2003                High        Low
First Quarter              .05          .04
Second Quarter             .05          .04
Third Quarter              .05          .04
Fourth Quarter             .05          .03

The following are the high and low Registrant share prices (NASD
Electronic Bulletin Board) for the previous four years.

					Prices
				   High        Low

2000			        1.00          .02
2001                       .60          .02
2002                       .15          .08

As of December 31, 2003, the latest practicable date for which information is available, the Registrant had approximately 1500 holders of record of the Registrant's common equity.

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


RESULTS OF OPERATIONS

The Company's revenue for the year ended December 31, 2003 was $16,329 as compared to $24,804 for the comparable period of 2002 and $201,255 for the year 2001. This decrease in revenue is primarily attributable to less fee income received for the production and distribution of motion picture and television product. The year
2003 loss from current operations prior to reserve for doubtful accounts, prior year allocation of expenses and depreciation expense, was ($28,949)and before depreciation for the comparable period in 2002 was ($31,830). After the allowance for depreciation expense the net loss for 2003 was $(34,501) versus a loss of ($37,382) for 2002. For the year ended December 31, 2003, expenses for the Company's operations were $45,276 compared to $56,634 for 2002 and $108,840 for the year 2001. The decrease in operating and administrative expenses are primarily due to the cost of marketing and distribution of completed film and television productions. Accordingly a decrease in revenue resulted from less fee income from distribution.
The decrease in operating expense was primarily attributable to the marketing and distribution of the feature length films entitled "Shattered Illusions", "Ninth Street" , and "Amy".
There were no per share earnings after depreciation expense and no earnings per share in 2003.

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
                             Years Ended December 31,
			             2003            2002        2001
                             ------           ------      ------
Revenues                      16,329           24,804      201,255
Costs and Expenses
    Operating &
    Administration
     expenses                  50,830          56,634       108,840
       Profit or (loss) from
    current operations        (28,949)        (31,830)       92,415
    Depreciation and
	 Amortization*            5,552           5,552        30,012
Net (loss) Income             (34,501)        (37,382)       62,403

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

The Company's motion picture and television participation strategy has primarily been to expend its resources and to set in place strategic relationships and contracts in preparation for the continued development, acquisitions, production and/or marketing/distribution of quality moderate budget feature length motion pictures, documentaries, docudramas and television productions. The strategy additionally includes the acquisition of screenplays and teleplays suitable for development/packaging and completed motion pictures and television projects for licensing and marketing/distribution opportunities for all applicable sales territories throughout the world. At such time that additional working capital is secured, it is the Company's opinion that sufficient revenue will be generated by the existing film and television library and future distribution of potential new product, ultimately realizing its projected return on investment. Arrangements for participation by the Company in various feature film and television productions for the last 60 months include gross and net revenue participations in the following feature film and television productions ranging between 2-60% of worldwide revenue potential including all markets and all media that the particular production is distributed in.(1) In 1997 and 1998, post production and distribution preparation of the documentary entitled THE OUTLAW TRAIL, 100 YEARS REVISITED, in association with Western Sunset Films, an 8-year old Los Angeles based documentary production company. (2) In 1998, development and production of the series television production entitled CLASSIC CAR, in association with SLIM, Inc., a 4-year old Los Angeles based television production company. (3) In 1999, the acquisition and preparation for marketing and distribution of the feature film entitled WHAT'S IN A COOKIE produced by production company Rocinante Productions Inc. and providing 50% of gross revenue participation to the Company in perpetuity. (4) In 2000, the acquisition and preparation for marketing and distribution of the feature films entitled MALEVOLENCE and THE SECOND COMING produced by production company Sig Larsen Productions Inc. and providing 50% of gross revenue participation to the Company in perpetuity. Other arrangements include preparation for Internet marketing and distribution of a feature length film acquired by the Company entitled CITIZEN SOLDIER originally produced by M&D Productions, a 7-year old Los Angeles based film production company, purchased by the Company in 1995 and providing a 60% gross revenue participation to the Company in perpetuity.

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

Further, during fiscal year 2000 and in addition to continuing to exploit existing film and television projects such as the feature length films entitled "Shattered Illusions" and "Ninth Street", the Company negotiated and signed a North American Distribution contract on June 17, 2000, for the theatrical and ancillary exploitation of a full length feature film entitled "Amy".
A domestic U.S. only, Distribution
Agreement was executed with a sub-agent for First Motion Picture Inc. in Toronto, Ontario, Canada, on March 27, 2000, for the exploitation of ancillary rights to the full length feature film entitled "Jigsaw"; and on May 8, 2000, a domestic U.S. Distribution Agreement was executed with Praxis Entertainment Inc. in Dallas, Texas for the exploitation of ancillary rights to five full length feature films entitled "Flying Changes", "Winning Colors", "Shadow Dancer", "Trance", and "Corndog Man".

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

In 1999, 2000, 2001, 2002 and 2003, certain other film and television participations of the Company included development and packaging arrangements, the Company's review and in certain cases, advice and counsel on screenplays and screenplay development scenarios for the subsequent possible packaging and production and distribution of a particular project. The most significant of these productions, their production companies, and percentage of future gross revenue allocated to the Company, were the feature length film entitled CORKLESBY offered by co-production company Northstar Entertainment Inc., a 4-year old Los Angeles based production company, (50%); and the feature length film entitled
ALONG FOR THE RIDE offered by production company Wittman
Productions Inc., a 4-year old Los Angeles based production company, (50%). In 2000, the Company prepared for production, began distribution and entered negotiations.

The following is a table showing the comparison of balance sheet data for 2000, 2001, 2002 and 2003.
                                                                   CURRENT
                                                                     YEAR
CATEGORY                 2000       2001        2002        2003   %CHANGE
Operating profit or
  (loss) prior to
   depreciation
  & special charges     $ 31,463   $ 92,415   $ (31,830) $ (28,949)   -(10)
Depreciation             259,634     30,012       5,552      5,552       0

Net Profit (Loss)       (228,171)    62,403     (37,382)    (34,501)  -(10)
Assets                10,880,047  9,910,773  10,715,202   10,649,165  - 1
Stockholder Equity    10,847,422  9,797,739* 10,682,657   10,679,999  - 1
Liabilities and
  deferred credit         32,625    32,625      32,545        30,833  -8
Net Revenues              91,978    91,978      24,804        16,327  -33
Inventory             12,278,953   9,658,953  10,586,934  10,604,498   0

* Reflects revaluing of net realizable value of inventory as referred to in Note 2 of the financial statements.

GENERAL

In fiscal 2002 and 2003, the Company continued its involvement in a variety of film and television projects relative to development, acquisitions, packaging, production and marketing/distribution activities. The Company also continued to pursue potential diversified business opportunities that have cash flow possibilities. Management believes that a film or television production's economic success is dependent upon several overlapping factors including general public appetite of a potential genre or performer at the time of release, domestic and international marketing philosophy, applicable usage of existing and new and emerging technology, advertising strategy with resultant penetration and the overall quality of the finished production. The Company's film and television productions may compete for sales with numerous independent and foreign productions as well as projects produced and distributed by a number of major domestic and foreign companies, many of which are units of conglomerate corporations with assets and resources substantially greater than the Company's.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company experienced negative cash flow from operations for the year ended December 31, 2002 and 2003 and positive cash flow in 2001. At December 31, 2001, the Company had $63,552 in cash and no cash equivalents. At December 31, 2002, the Company had $49,198 in cash and no cash equivalents. At December 31, 2003 the Company had $25,096 in cash and no cash equivalents. The decrease in cash was due primarily to the decrease in receivables as fee income for the development, production, marketing and distribution of motion picture and television product. The Company's stated receivables of $84,000 shown on the balance sheet are net of $305,305 revenue expected and contracted for. The Company has taken into consideration the possible adverse general economic effects of the September 11th, 2001 terrorist attack. Additionally, the Company did not recognize $128,804 as revenue in 2001 due to uncertainty of receipt. The Company anticipates that its existing capital resources will be adequate to satisfy its capital requirements for the foreseeable future. However, to accomplish the Company's planned activities, it will need to raise additional funds through public or private financings in the form of debt or equity. The Company has available substantial loss carry forwards for federal income tax purposes.
The exact amount of the loss carry forwards is uncertain until the Company reaches an understanding with the Internal Revenue
Service in that regard. In order to finance its operations, working capital needs and capital expenditures, the Company utilized revenue from licensing fees, loans, proceeds from the private sale of equity securities, project specific investment capital, deferred compensation, profit participation, and equity in exchange for services and product.

In accordance with the Securities and Exchange Commission
"Regulation D", and subject to Rule 144 restrictions, in 2003 the
 Company issued 860,290 shares of its common stock for services and no shares for product or cash and 15,500 shares of preferred stock for product received in 2002. In 2002 the Company issued 100,000 shares of its common stock and no shares of its preferred stock for cash and 101,732 shares of its common stock and no shares of its preferred stock for product and services acquired by or provided to the Company. In 2001, the Company issued 13,000 shares of its common stock and no shares of its preferred stock for cash and 2,000,900 shares of its common stock and 320,000 shares of its preferred stock for product and services. No proceeds from the sale of the corporation's common stock or preferred stock has ever been used to pay compensation to employees or executives of the Company.

The Company was previously issued a standby irrevocable Letter of Credit from the Huntington Bank, Cleveland, Ohio (Society
Bank), in the amount of fifty thousand ($50,000) dollars. The terms of the Huntington Bank Letter of Credit required that, if utilized, the Company would pledge as collateral a portion of its film and television product library. If the Letter of Credit were exercised, the resultant loan would be secured by a commensurate portion of the Company's film and television product library. The Huntington Bank terms also provided that the Company would continue to be able to sell or lease any portion of the product library as long as it retained sufficient material to secure any loans made as a result of the Letter of Credit.

The Company currently utilizes a one hundred thousand ($100,000) dollar primary line of credit with the Wells Fargo Bank of California and Citibank, to accommodate its daily cash flow needs and occasionally uses its credit lines at other financial institutions and with its vendors and suppliers.

The Company's principal liquidity at the end of 2003 included cash of $25,096 and net accounts receivable of $84,000, and at the end of 2002 included cash of $49,199 and net accounts receivable of $106,478 and at the end of 2001 included cash of $63,552 and net accounts receivable of $192,278. The Company's liquidity position has remained sufficient to support on-going general administrative expense, pilot programs, strategic position, and the garnering of contracts, relationships and film and television product for addition to the Company's library, and the financing, packaging, development and production of two feature films and marketing and distribution of specialty television projects and product.

Although the Company during 2001 and 2002 and 2003 earned revenues, unless the Company has an influx of additional capital, the Company will not be able to accomplish its planned objectives and revenue projections. Accordingly, the Company intends to resolve and provide for its liquidity needs as well as provide for the needed capital resources to expand its operations through future proposed public offerings of its common shares to the public. It is anticipated that offerings may commence within the next 12 months for an amount to be determined by the Company and its underwriter(s).

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

In the year 2001, the Company effectuated a substantial
"restructuring" and "quasi-reorganization" approved by shareholders which had a major resulting effect on the financial statements. Management of the Company feels that a one-time "restructuring" and quasi-reorganization in keeping with Generally Accepted Accounting Practices (GAAP) was in the best interest of its shareholders. "The Restructuring" and quasi-reorganization, as effectuated, included a change in the method of amortizing inventory, reduction of the accumulated deficit, reduction in shares outstanding and a re-evaluation of assets. The year 2003 may also include an acquisition or merger scenario with one of several entities that have initiated contact with the Company with affiliation proposals.

The following table presents equity, earnings,  and cash balance data for the periods indicated.
                                     As of December 31,
                                2003	     2002       *2001
Stockholders' Equity         10,649,165  10,682,657  $ 9,797,739
Shares of
 Common Stock Outstanding    13,034,462  12,174,462   11,972,730
 Preferred Stock Outstanding    491,217     476,717      476,717
Operating profit or (loss)
 prior to allowance for
 depreciation                 ($28,949)    ($31,830)     $92,415
Depreciation                   $ 5,552     $  5,552     $230,012
Net profit (loss)             ($34,501)    ($37,382)     $62,403
 Retained earnings Deficit     ($9,480)     $25,021      $62,403
Cash                           $25,096      $49,199      $63,552

*Reflects "reorganization", i.e. reduction in net realizable value of film library, change in film amortization policy and reduction of accumulated deficit as referred to below in Note 2 of the financial statements.

The Company expects its marketing operations to expand considerably over the next three years. The current inventory and contracts acquired by the Company are now beginning to be more vigorously exploited as the Company's focus moves from extensive accumulation of product and contracts in an ownership capacity to capital acquisition specifically for marketing purposes using recently developed technologies. A substantial increase in income is anticipated to take place beginning in the year of 2004. Although the Company is conservative regarding its policy concerning the use of borrowed operating capital, it is now in a position to use its reputation and contacts in the industry to leverage operating funds profitably.

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


REED & TAYLOR
CERTIFIED PUBLIC ACCOUNTANTS
PROFESSIONAL CORPORATION
220 W.CONGRESS - 2nd Floor
DETROIT, MI 48226
_____________________

ROBERT E. REED, CPA
LINDA W. TAYLOR, CPA

Telephone (313) 961-7258
Fax (313) 961-3110

INDEPENDENT AUDITOR'S REPORT


To the Shareholders and Board of Directors
World Wide Motion Pictures Corporation

We have audited the accompanying consolidated balance sheets of World Wide Motion Pictures Corporation and subsidiaries as of December 31, 2003 and 2002, and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements and accompanying notes are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating internal controls and the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above and accompanying notes present fairly, in all material respects, the financial position of World Wide Motion Pictures Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Reed & Taylor, CPAs, P.C.
Detroit, Michigan
March 12, 2004

WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003, 2002 AND 2001
                                              2003          2002       2001
Assets

Cash                                    $   25,096     $   49,199	   $  63,552
Accounts receivable                         84,000        106,478      192,278
Deferred advertising                           -0-            634        8,918

Completed motion pictures
 and television productions              9,698,549      9,698,549    8,798,549
Film & distribution properties             905,949        888,385      870,467
Equipment                                   50,437         50,437		49,937
Less accumulated depreciation              (84,032)       (78,480)     (72,928)
		                              ----------    ----------   ---------
          Total Assets                 $ 10,679,999     10,715,202   9,910,773
		                              ==========    ==========   =========
Liabilities

Accounts payable                       $       -0-     $     560	  $    4,734
Preferred stock payable                        -0-           150		   -0-
Notes payable                               13,833        14,835		16,300
Long-term debt                              17,000        17,000	      92,000
Total Liabilities                           30,833        32,545	     113,034

Stockholders' Equity

Common Stock $.001 Par Value,
  100,000,000 shares authorized,
  13,034,752 					  13,034        12,174	      11,973

Preferred Stock $.01 Par Value,
  1,100,000 shares authorized,
  491,217 issued         			   4,912         4,762		 4,762
Additional paid-in capital              10,640,700    10,640,700     9,718,601
Retained earnings deficit                   (9,480)       25,021        62,403

Total Stockholders' Equity              10,649,165   10,682,657	   9,797,739
                                        ----------    ----------     ---------
Total Liabilities and
  Stockholders' Equity                 $10,679,999   $10,715,202   $ 9,910,773
                                        ==========    ==========	 ===========

See Notes to Consolidated Financial Statements

WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                  2003             2002        2001
Revenues                       $ 16,329         $  24,804    $201,255


Operating Expenses:

     Administrative               45,278           56,634	  108,840

     Provision for depreciation
        and amortization           5,552            5,552	   30,012
                                --------          -------	  -------

Total operating expenses         50,830            62,186     138,852
                                 -------        ---------     -------
    Net income (loss)           $(34,501)        $(37,382)   $ 62,403
                                 =======        =========	 ========
Earnings available to
  common stockholders               None	         None	    None
Earnings per common share,
  assuming full dilution  	      None           None	    None

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                              2003        2002	 2001
Cash flows from operating activities:

  Net income (loss)                       $(34,501)   $(37,382)	$62,403

Adjustments to reconcile from accrual
  to cash basis:

  Non-cash items:
     Depreciation and amortization          5,552         5,552	 30,012
     Decrease (increase) in accounts
     receivable                             22,478       85,800	 61,844
     Decrease (increase) in other assets       634        8,284       -0-
     Decrease (increase)in equipment           -0-	    (500)       -0-
     (Decrease) increase in accounts
        /notes payable                      (1,561)       (5,639)	 (11,077)
     (Decrease) increase in preferred
        stock payable                        (150)         150	     -0-
                                            --------     -------   -------
Net cash provided by operating activities    (7,548)      56,265   143,182

Cash from (used) in investing activities:
     License agreements				      -0-         -0-     (88,378)
     Completed motion pictures			-0-     (900,000)      -0-
     Film & distribution properties		  (17,564)     (17,918)      -0-
     Project investment				      -0-         -0-      20,000
							  --------	   --------	   ------
Total	investing activities			  (17,564)     (917,918)  (68,378)

Cash from (used in) financing activities:
     (Decrease)in additional paid-in
      Capital                                   -0-      922,099	     -0-
     Increase in common/preferred stock       1,010          201	   13,000
     Increase (decrease) long term debt		-0-      (75,000)    92,000
     Quasi-reorganization				-0-	      -0-	 (225,600)		                                      -------        ------	  -------
Total financing activities                    1,010      847,300   (120,600)

Net (decrease) or increase in cash          (24,102)      (14,353)   (45,796)
Cash balance - beginning of year             49,198        63,552    109,348
	                                     --------       --------   -------
Cash balance - end of year                $  25,096       $49,199    $63,552
                                           ========       ========   =======

See Notes to Consolidated Financial Statement


WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                   Number of
                  Outstanding                                      Retained
                    Shares              Par        Additional      Earnings
               Common    Preferred     Amount   Paid-In Capital    Deficit
Total
               ------    ---------    -------   ---------------    -------
-----

Balances	13,034,752	 491,217
 Dec. 31,
 2003       		             $17,946       $10,640,700     $(9,480)
10,649,165

Stock Issued   860,290    15,500*	   1,010


Net (loss),
  year ended
 Dec. 31, 2003                                                     (34,501)


Balances	12,174,462   476,217
 Dec. 31,
 2002       				  $16,936      $10,640,700     $25,021
10,682,657

*payable from prior year

See Notes to Consolidated Financial Statement

WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(To be read in conjunction with Consolidated Financial Statements for year ended December 2003)

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

The Company presents an 'unclassified' balance sheet. Cash includes cash on deposit in checking and savings accounts with no cash equivalents at December 31, 2003 and 2002.

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

NOTE 5   REVENUE RECOGNITION

The Company recognizes revenue in accordance with the Financial Accounting Standards Board SOP00-2. The Company's present
"revenue recognition", accounts receivable in the amount of $395,305, are represented by `expected revenue from theatrical ticket sales, contracted arrangements with sub-distributors to the airline/cruise line industries, universities/colleges, military bases, public libraries, community groups, and state & federal tourism institutions'. Additionally, non-theatrical ancillary venues are included in this calculation, such as but not limited to, cable, pay-per-view, syndicated and network television, and home video sales. The adverse general economic effects created as a result of the September 11th, 2001 terrorist attack has negatively affected the expected overall revenue of various motion pictures in current distribution by the Company. Accordingly, the Company has reduced its stated receivables appropriately. The stated receivables also do not include certain expected receivables which are unbilled and/or non-contracted. The Company also has outstanding contracts in the amount of $128,804 with customers resulting in receivables that have not been recognized as revenue due to uncertainty of receipt.



NOTE 6   EARNINGS PER SHARE AND HISTORICAL SHARE PRICE

As a result of operations for the years ended December 31, 2003 and 2002 there were no earnings per Common share for such period.
Comparatively, as a result of operations for the year ended
December 31, 2001, there were moderate earnings per Common share
$.0052 for such period before dilution and $.0048 after dilution.

The following are the high and low Company share prices
(Electronic Bulletin Board) for each quarter of the last three years:

    		2003                2002               2001
    		----                ----               ----
 High     Low         High    Low       High     Low

1st   $.05     $.03         $.15    $.08      $.94     $.31
2nd   $.05	   $.04         $.10    $.08      $.50     $.25
3rd   $.05     $.04   	    $.07    $.06      $.30     $.10
4th   $.05     $.03   	    $.06    $.05      $.60     $.10


NOTE 7   INCOME TAXES

The Company presents its financial statements on an accrual basis. Certain state and local tax filings may differ from the federal returns to take advantage of beneficial local tax law.
As of December 31, 2003, the Company and its subsidiaries have sustained a cumulative net operating loss which can be offset against future taxable income. As a result of recorded net operating losses, the Company has not recognized any state and federal income tax liability. The Company does not use or expect to utilize the accelerated depreciation option available under the U.S. Tax Code.

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

Although no other litigation is contemplated or foreseeable, various legal actions, governmental investigations and proceedings and claims may be instituted or asserted in the future by the Company to protect its interest or against the Company and/or its subsidiaries including those arising out of alleged deficiencies in the Company's products; governmental or industry regulations relating to safety, financial services; employment-related matters; distributor, exhibitor, co-producer, vendor, supplier, or other contractual relationships; intellectual property rights; product warranties and environmental matters. Some of the foregoing matters involve or may involve compensatory, punitive or anti-trust or other treble damage claims in varying amounts, environmental remediation programs, sanctions or other relief which, if granted, would require varying expenditures.

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

NOTE 9   SUMMARY OF CORPORATE SECURITIES MATTERS AND
          STOCK ISSUANCE

At December 31, 2003, all general voting power was vested in the holders of the common stock class of securities of the Company. At that date, the holders of common stock were entitled to one vote per share and in that aggregate, had 100% of the general voting power provided in the Company's Restated Certificate of Incorporation. The Restated Certificate of Incorporation provides that all shares of common stock share equally in dividends (other than dividends declared with respect to any outstanding preferred stock), except that any stock dividends are payable in shares of common stock to holders of that class of securities. Upon liquidation, all shares of common stock are entitled to share equally in the assets of the Company available for distribution to the holders of such shares. The preferred stock class of securities of the Company ranks (and any other outstanding preferred stock of the company would rank) senior to the common stock in respect of dividends and liquidation rights.

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

The following illustrates the Company's common and preferred stock authorized, issued, and outstanding at December 31, 2003.

Common Class Stock:
Par Value	                         $ .001
Shares Authorized               100,000,000
Shares Issued and Outstanding    13,034,752

Preferred Class Stock:
Par Value (Stated Value $.01)       $ 10.00
Shares Authorized                   100,000
Shares Issued And Outstanding        22,000

Par Value                             $ .01
Shares Authorized                 1,000,000
Shares Issued And Outstanding       491,217

NOTE 10   SUMMARY OF SUBSIDIARIES

The Company operates and/or maintains eight wholly-owned subsidiaries. Certain of these subsidiary corporations are used to produce and/or market individual motion pictures or television productions. Currently, three of the motion picture production subsidiary corporations are active. World Wide Productions, Inc., for the purpose of producing the specialty television production tentatively entitled 'Classic Car' (in production) and the feature length motion picture tentatively entitled "Along for the Ride" (in development); World Wide Entertainment, Inc., for the purpose of distributing the completed full length motion picture entitled "Amy", and producing the feature length motion picture tentatively entitled "Mr. Corklesby" (in development); and World Wide Films Inc., which has recently completed the production of the feature length motion picture entitled "Shattered Illusions" (in distribution). The Company operates one diversified subsidiary which is related to the Company's core industry, World Wide Film and Television Institute, Inc. The Institute's business is the development, production, marketing, and implementation of educational symposiums, workshops, lectures and forums in areas covering the entertainment industry, specifically film and television financing, packaging, production, marketing/distribution, and the networking process that accompanies the entertainment business. Main events (primarily symposiums and seminars with more than one hundred participants) are periodically scheduled along with workshops, lectures and forums. Revenue is created primarily from the sale of tickets to these events. Primary symposiums are designed to be held annually and to accommodate 250 - 1000 people per event. Workshops are designed to be held in between the primary symposiums and to accommodate a maximum of 15 individuals. The symposium and workshop events are further designed to be duplicated in major cities around the country when and if appropriate.

NOTE 11   SUMMARY OF STOCK OPTIONS, EMPLOYMENT CONTRACTS,
          ASSOCIATES, POTENTIAL DILUTION, CONTINGENT
          LIABILITY AND ACCRUED PROFESSIONAL FEES

The Company has provisions for the issuance of options to
purchase shares of its Common Lettered Stock but presently no such options have been granted. Certain of its Preferred Stock now issued has conversion provisions wherein the security holder of record may convert his/her Preferred shares to Common Lettered Stock under certain conditions. There are four hundred ninety-one thousand two hundred seventeen (491,217) shares of Preferred
Stock outstanding that is potentially convertible to shares of Common, some of which are dependent upon the market price of the
Common Stock as determined by one or more exchanges.   (See table
below for potential conversion of Preferred Stock to Common Stock.) The Company, from time to time, has entered into agreements to issue its Common Lettered Stock for certain goods and services and arrangements beneficial to the ongoing activities of the Company. Further, from time to time, various employee contracts, non-exclusive associates agreements, and service or purchase contracts contain provisions for stock issuance. The Company expects to continue to enter into such agreements subject to all applicable securities law. The potential contingent dilution from the issuance of the above Common Stock for these purposes is seven hundred sixty five thousand two hundred and sixty eight (765,268) shares. At December 31, 2002, the Company had an unpaid contingent salary liability to its President and Chief Executive Officer, Paul D. Hancock. Mr. Hancock has waived previously, in return for common and preferred stock, accumulated back salary of four million nine hundred sixty thousand three hundred and seventy one
($4,960,371). Mr. Hancock has agreed to further waive a portion of his current accumulating back salary in return for a mutually agreeable amount of either the issuance of Preferred and/or
Common Stock or stock options as compensation therefore, except in the event of an attempted hostile takeover of the Company. Payment of accrued and previously expensed professional fees of two hundred sixty nine thousand one hundred ninety one dollars ($269,191) (including legal, accounting and financial advisory services) have been waived by the providers of those services, who are also shareholders, and accounted for as contributed capital.

OUTSTANDING CONVERSION RATIO FROM PREFERRED TO COMMON SHARES:

					               Preferred Stock
   			    		         Price per Share Conversion
                                          Common
                                    ----------------------
           Par       No. of    Conversion    Market    Shares
Series    Value      Shares    Ratio*        Price     After
                                                      Exchange**
-------    -------  ------     -------      -------   -------

88-A     $10.00     20,000       1x1       10.00        4,000
89-B       .01         717      1x20       10.00        2,868
91-C       .01       1,000      1x20        3.00        4,000
02-D&E     .01      26,000      1x20        5.00      104,000
94-F&G     .01      51,000       1x2        5.00       20,400
94-H&I     .01       7,500      1x10        5.00       30,000
96-J       .01      15,000      1x20         .10       30,000
99-K       .01      10,000       -0-         -0-         -0-
00-L&M     .01      25,000       -0-         -0-         -0-
01-M&O     .01      28,000       -0-         -0-         -0-
01-N&P   10.00       2,000       -0-         -0-         -0-
02-Q       .01      75,000      1x10         -0-      150,000
02-R       .01     200,000      1x10         -0-      400,000
02-S       .01      10,000      1x10         -0-       20,000
02-T       .01       5,000       -0-         -0-         -0-
03-U	     .01	  14,000	   -0-	   -0-         -0-
03-V	   10.00	   1,000	   -0-	   -0-	   -0-

           Totals  491,217                            765,268

*Preferred to Common
**Adjusted for 1 for 5 Reverse Split dated December 18, 2001.



NOTE 12   NOTE PAYABLE, LETTER OF CREDIT, LINE OF CREDIT

The Company has a note payable in the amount of seventeen thousand dollars ($17,000). The note holder holding the note payable has agreed to waive payment until such time that the Company has sufficient working capital to accomplish its objectives.

The Company was previously issued a standby irrevocable Letter of Credit from the Huntington Bank, Cleveland, Ohio (Society
Bank), in the amount of fifty thousand ($50,000) dollars. The terms of the Huntington Bank Letter of Credit required that, if utilized, the Company would pledge as collateral a portion of its film and television product library. If the Letter of Credit were exercised, the resultant loan would be secured by a commensurate portion of the Company's film and television product library. The Huntington Bank terms also provided that the Company would continue to be able to sell or lease any portion of the product library as long as it retained sufficient material to secure any loans made as a result of the Letter of Credit. The original Letter of Credit has expired but is renewable at the Company's option based on mutually agreeable similar terms and conditions.

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

At each annual meeting of the shareholders for the election of the directors (or special meeting of shareholders in lieu thereof) at which a quorum is present, those persons equal in number to the number of director positions for which a class, series or aggregation of classes and/or series are voting, who receive the highest number of votes in such class, series or aggregation which is voting for directors, counting all shareholders voting in person or by proxy entitled to vote therefore, are elected as directors.

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

DIRECTOR AND/OR
EXECUTIVE OFFICER                          FIRST ELECTED  TERM OF
NAME AND AGE              POSITION         OR APPOINTED    OFFICE
---------------           ---------        ------------    ------
Charles Bailey            Chairman of the     1985          2006
Age 71                    Board of Directors

Paul D. Hancock	     President/Chief        1977  Director/2006
Age 48                   Executive Officer          Officer/2015
                         and Director

A. Robert Sobolik        Exec. Vice President 1981  Director/2006
Age 68            	     Treasurer and Director     Officer/
                                                    Indefinite

Larry Epstein, Esq.       Secretary           1989  Director/2004
Age 55                    Director                  Officer/
                                                    Indefinite

John R. Woodward         Vice President,      1982  Director/2006
Age 53                   Film Production and        Officer/
                         Distribution               Indefinite
                         Director

George T. Lindsey        Vice President,      1982  Director/2006
Age 66                   Creative Development       Officer/
                         Director                   Indefinite

James J.Aitken,C.P.A.    Vice President,      1982  Director/2006
Age 63                   Finance and                Officer/
                         Administration, Director   Indefinite

John D. Foley            Director             1990     2004
Age 53

Robert E. Capps, Jr.     Director             1990     2004
Age 53


DIRECTOR AND/OR
EXECUTIVE OFFICER                          FIRST ELECTED  TERM OF
NAME AND AGE              POSITION         OR APPOINTED    OFFICE
---------------           ---------        ------------    ------

Lewis O'Neil             Director             1998	     2006
Age 52

Ben Whitfield Jr. Esq.   Director             1980          2004
Age 54

Brendan Cahill           Director             1986          2006
Age 57

Alex Trebek              Director             1987          2004
Age 63

Leroy J. Steele          Director             1987          2004
Age 81

Robert Lisnow            Director             1998          2006
Age 54

Peter Lallos             Director             1988	      2006
Age 70

Philip Langwald          Director             1985          2006
Age 97

Fred Baron	             Director             1994	     2006
Age 52

Charles Newirth          Director             1994          2006
Age 48

Tony Miller             Associate V.P.        1999    Indefinite
Age 58                  Production

Brian J. Patnoe	      Associate V.P.        1986    Indefinite
Age 45                  Administration

Michael Maghini         Associate V.P.        1985    Indefinite
Age 46                  Finance

CHARLES C. BAILEY, age 71* - Mr. Bailey is the Chairman of the Board of the Company. Mr. Bailey has most recently been the producer of a variety of Broadway and other theatrical stage productions including the award winning musical "My One and Only" with Twiggy and Tommy Tune, "Stardust" with Sean Young, 'Lucky Guy' with Faith Prince, and "Dream" with Lesley Ann Warren and Margaret Whiting. In addition, he is the Executive Producer of King Street Productions, a theatrical production company in New York City, which develops and produces Broadway and regional stage productions. Prior to his professional Broadway activities, Mr. Bailey was Senior Vice President of Thompson McKinnon Securities Inc. and previously Vice President of Prudential Bache Securities (now Prudential Securities), both in New York and two of Wall Street's leading investment banking firms. As a fully licensed investment banker with Prudential Bache and Thompson McKinnon, Mr. Bailey prepared a wide variety of multi-million dollar national municipal bond issues for the capital markets and was responsible for the underwriting of those and other issues. In conjunction with Mr. Bailey's investment banking responsibilities, he was the principal of O.B. Bailey Associates, a financial advisory service. He has been involved in international business and finance for more than 35 years, encompassing organizations and enterprises throughout the Orient, Europe, South America and the Middle East. He is a graduate of Hamilton College in New York and a member of several professional organizations including past National Director, International Director of the United States Junior Chamber of Commerce and Commission Chairman of Junior Chamber International (JCI).

PAUL D. HANCOCK*, age 48 - Mr. Hancock is the President and Chief Executive Officer of the Company. He is the founder and developer of its film/television production concept and corporate mission objectives, and has served as President and Chief Executive Officer since its inception. Prior to and during his tenure with the corporation, he has functioned as a production and business advisor to various film financing and production companies and has supervised the development/packaging and production of a wide variety of moderately budgeted/cost-controlled feature film and television projects. Mr. Hancock was responsible for leading one of the first exploratory film finance teams to the Wall Street capital markets in the late 1970's in order to develop and encourage motion picture financing by the investment banking community. He was instrumental in the formulation of entertainment industry relationships specifically in moderate budget feature film production financing with companies such as E.F. Hutton & Co.; Kidder, Peabody and Prudential-Bache Securities. Mr. Hancock has also been a lecturer on various aspects of the entertainment industry, entrepreneurship and finance at University Graduate Schools of Business, seminars and conferences, is a frequent radio talk show guest discussing independent film financing, production and marketing, and is published in various print media encompassing film and television industry topics. He has developed and maintained a specialized expertise in and conducted diverse consulting for motion picture and television financial packaging, specifically for public securities offerings, private sector investments and commercial banking. He was previously employed in a variety of management capacities in the theater and hotel businesses for Farber Enterprises and Ramada Incorporated. Mr. Hancock attended the Cranbrook Academies, Eastern Michigan University, and the University of California at Los Angeles. He belongs to several professional organizations including the Academy of Television Arts and Sciences.

A. ROBERT SOBOLIK*, age 68- Mr. Sobolik is the Executive Vice President and Treasurer of the Company. He has previously held senior corporate positions including Vice President of Operations for Stratavision Inc. in Southern California specializing in computer software development. Mr. Sobolik has been a financial consultant and advisor to various international and U.S. Fortune 500 corporations including HRT Industries; Senior Consultant/financial services, Saudi Airlines in Saudi Arabia and Senior Project Manager for Sierra Power Co. and the Texas Legislative Counsel. Prior to his consulting services, he was Project Manager and Director for computer systems in corporate development with the U.S. Borax Chemical Corporation and before that supervised computer operations, computer systems and corporate data processing. He has also been a Manager and Controller of computer operations for a major Los Angeles based corporation. Mr. Sobolik has served in corporate management for more than twenty-five years in business, finance and industry throughout the western U.S. and abroad.

LARRY EPSTEIN, age 55- Mr. Epstein is the Secretary of the Company. He is a practicing attorney in Southern California He has been a sole practitioner since 1987 specializing in business, family and entertainment law. He was previously involved for three years as Executive Vice President and in-house legal counsel to Cherrystone Pictures, Inc., an independent feature film production company based in Los Angeles, and in that capacity oversaw all corporate and administrative fiduciary responsibilities of the company and orchestrated all documentation for domestic and international co-ventures and related agreements. Prior to his production company involvement, Mr. Epstein was a Senior Partner in the Los Angeles-based law firm of Abouaf, Epstein, Meyers & Gronemeier, specializing in business, tax, and entertainment law. He is a member of the State Bar of California, San Fernando Valley Bar Association, Los Angeles County Bar Association and The American Bar Association. Mr. Epstein has sat for 7 years as special referee and judge for the State Bar of California and is also currently Judge Pro Tem for the Superior Court, State of California, County of Los Angeles.

JOHN R. WOODWARD, age 53- Mr. Woodward is the Vice President for Film Production of the Company. He is responsible for the technical production procedures of the film and television projects the Company produces or co-produces. His career has spanned more than 20 years of both independent and studio film and television production for numerous companies such as Twentieth Century Fox, Paramount Pictures, Sony Pictures, Jerry Bruckheimer Films and Castle Rock Entertainment. Including studio involvement, he was executive in charge of production for independent production company Melco General, Incorporated in Los
Angeles.   He has been a senior member of the production team for
a wide variety of film and television projects, including most recently "Liar Liar", "Gattaca", "Wild Thing", "Sweet Dreams", "Flashdance", "The Manitou", "Tales from the Crypt", "Young Guns II", "Universal Soldier", and the recent Academy Award nominated "Shawshank Redemption", among many others. Mr. Woodward has additionally been associated with and instrumental in productions at other major studios such as Warner Brothers, Columbia, Disney, the C.B.S. Studio Center, Samuel Goldwyn, and Bavaria-Atelier Studio in Germany. His television commercial background is varied having worked on commercials for the Sony Corporation, Lincoln- Mercury, and Pepsi. He has specialized training and expertise in pre-production through post production coordination and requirements, and film production budget control. He holds a Bachelor of Arts degree in Visual Arts, a Masters degree in Cinema Production, and is a member of the Director's Guild of America.

GEORGE T. LINDSEY, age 66- Mr. Lindsey is the Vice President of Creative Development of the Company. He is responsible, with the production committee, for the selection and development of film projects for the Company. His film career spans over twenty-five years of literary and production film work. He has most recently completed writing feature film projects for New West Films Corp. He has been associated in the past with film production houses and television stations, including service as an executive producer and director on the staff of the National Broadcasting
Company and its affiliate W.R.C.-T.V. and W.I.T.F.   Formerly, as
President of a motion picture production company, he produced documentaries and docudramas throughout Europe, Africa, and South America. He has worked with such talent as Eli Wallach, Henry Fonda, Raymond Massey, Leonard Nimoy, Brock Peters and Lorne Green. Mr. Lindsey has done in-depth work in the field of pre-production of motion picture projects and has earned over eighteen national film awards for film and television productions, including regional emmy awards, local emmy awards, the N.E.T. award for excellence in film production along with gold, silver and bronze medals in film production from the New York International Film Festival. He is a member of the Writer's Guild of America, West, Inc. and the Director's Guild of America.

JAMES J. AITKEN, age 63- Mr. Aitken is the Vice President of Finance and Administration of the Company. He is responsible for the overall business management and administrative systems of the Company. He is a Certified Public Accountant and was formerly a Partner and Regional Manager for Ernst & Whinney (now Ernst & Young), a national and international public accounting firm. His experience while engaged in public accounting encompassed a wide variety of clients including many companies in the entertainment industry including television, radio, cablevision and professional sports teams. Mr. Aitken has led many conferences and advanced workshops in professional management and accounting sponsored by Ernst & Whinney. He has also been an instructor and professor of business and finance and accounting courses at the University level. He is a member of the American Institute of Certified Public Accountants and several other professional societies and organizations related to business management and finance.

JOHN D. FOLEY, age 53- Mr. Foley is currently President, Worldwide Distribution for October Films and was previously Executive Vice President of City Cinemas, a theatrical exhibition corporation in New York, and Executive Vice President of Miramax Films overseeing all theatrical acquisitions and distribution. Prior to Miramax, he was President of MGM/UA and was recruited by MGM in 1987 as Vice President/Sales where he managed domestic sales in the Southern and Western divisions of the United States.
 In 1989 he was named President, managing all North American activities for the company. Certain recent Miramax and MGM production successes he was instrumental in include "Pulp Fiction", "Benny and Joon" and "Untamed Heart". Other past productions he has been instrumental in include "Rainman", "A Fish Called Wanda", and "Moonstruck". Mr. Foley began his film career in 1975 on the East Coast with Columbia Pictures. He held various management positions with Columbia during his tenure with the company, encompassing regional sales throughout the midwest and southern United States. In 1986, DeLaurentis Entertainment Co. recruited him as Vice President of Distribution to establish the distribution operations for the company's opening in 1986.

ROBERT E. CAPPS, JR., age 54-   Mr. Capps, most recently
Executive Vice President-Film for United Artists, has been involved in the marketing, distribution and exhibition of feature motion pictures for more than 25 years. Formerly, Senior Vice President and General Sales Manager for Tri Star Pictures, he has been instrumental in the development of new film marketing technology strategies for the motion picture industry, primarily the theatrical market. He has been directly involved in the building and expansion of distribution departments for companies such as Columbia Pictures, Paramount Pictures, and MGM. Mr. Capps was an instrumental force over the span of his career in the distribution and exhibition of a wide variety of both major and independent feature films including such classic film productions as the "Terminator" films, "Legend of Boggy Creek", and "Where the Red Fern Grows". He has also been a consultant to such major domestic and international exhibitor chains as Mann, Loew's and AMC.

LEWIS O'NEIL, age 52- Mr. O'Neil was most recently Executive Vice President, Domestic Distribution for Polygram Filmed Entertainment overseeing all domestic theatrical exhibition of Polygram Films. Prior to Polygram he was Senior Vice President, domestic theatrical distribution for Twentieth Century Fox Film Corporation overseeing all theatrical exhibition of Fox Film throughout the western United States. Prior to his tenure with Fox, he was Executive Vice President of Metropolitan Theaters, a regional exhibition chain in the southwest. Certain major feature films Mr. ONeil has been instrumental in the distribution of include "Rocky", "Ghostbusters", "Dances with Wolves", "Star Wars Trilogy" and "Independence Day". He has also been a consultant in the area of theatrical exhibition and distribution to various independent producers, production companies and industry professionals including Michael Ovitz (Artists Management Group), the new entertainment website iAM.com, and the recent advance in theatrical film projection known as Maxivision.

ROBERT LISNOW, age 54- Mr. Lisnow is currently a practicing attorney in Southern California, with an emphasis in business transactional/entertainment law and litigation. He was formerly a partner in the law firm of Karpel, Karpel & Lisnow located in Los Angeles specializing in business, entertainment and real estate litigation. Mr. Lisnow's business and corporate background also includes past managing director of Forstmann & Rayfield (formerly Forstmann & Co.), a venture capital/investment banking firm overseeing a multi-million dollar portfolio of various industries throughout the world including high technology, global communications and environmental sciences. Prior to Forstmann & Co., Mr. Lisnow was a principal in the artist management firm of Mitchell, Lisnow Business Management, Inc. overseeing the careers of a wide variety of theatrical and commercial performers such as television and screen artists James Best, Tim Reid and Frank Bonner. More recently, Mr. Lisnow has acted in the capacity of Managing Member/Counsel of Intermedia Video Products (LLC), a VSDA (Video Sales Dealers Association), MPAA (Motion Picture Association of America) approved supplier of videotape, video equipment and video services with major film and television industry clients.

BENJAMIN WHITFIELD, JR., ESQ., age 54 - Mr. Whitfield is presently a practicing civil attorney with an emphasis in the field of entertainment law. He has served as United States Assistant District Attorney and as an Assistant Attorney General. Mr. Whitfield is a member of the law firm of Wright, Reed & Whitfield, P.C., one of the entertainment law firms serving the corporation.

BRENDAN CAHILL, age 57- Mr. Cahill was most recently Vice President for Music and Creative Affairs for Universal Studios. Prior to his employment with Universal, he was Vice President in charge of creative affairs and musical director at Columbia Pictures and is currently a development and production consultant in the film/television industry and production consultant to Michael Phillips and Michael Douglas (Michael Douglas Productions). He has in the past been a personal advisor for production and musical affairs to Steven Spielberg (Amblin Light Entertainment), having been involved with such film projects as BACK TO THE FUTURE, CLOSE ENCOUNTERS OF THE THIRD KIND and E.T., THE EXTRA TERRESTRIAL. In the 1960's, Mr. Cahill was credited with being integral in the success of such musical groups as the Birds, Jefferson Starship, and the Monkees, and was executive producer on the successfully syndicated television show, THE PARTRIDGE FAMILY for ABC. Other feature film and television production credits for Mr. Cahill include CALIFORNIA SUITE, THE BREAKFAST CLUB, OUT OF AFRICA, MIAMI VICE, and the Emmy Award winning MURDER SHE WROTE.

ALEX TREBEK, age 63- Mr. Trebek has been involved in the television industry for over twenty-five years as a producer, host and innovator of a wide variety of entertainment shows. He has produced and hosted the internationally successful game-show JEOPARDY which has been the second highest rated television show in syndication. Mr. Trebek was also the host of the successful television game show CLASSIC CONCENTRATION. As a television media executive, he is currently developing other projects for television and film as well. Mr. Trebek, originally from Sudbury, Ontario, Canada, worked for the Canadian broadcasting company (C.B.C.) throughout the 1960's and early 70's before relocating to the United States in 1973.

LEROY J. STEELE, age 81-Mr. Steele's background encompasses over 40 years as an executive with various corporations within the United States and in Canada, including Executive Vice President and Chief Operating Officer for Bullock's company in Los Angeles, Vice President and General Manager for the Boston stores on the Eastern seaboard, and Chairman of the Board/Chief Executive Officer for A.J. Freeman Ltd. in Ottawa, Canada. Mr. Steele has also been a business management consultant and advisor for many years.

PETER LALLOS, age 70- Mr. Lallos was most recently Senior Vice President for the investment banking firm of Bear, Sterns & Co. in New York City. He has previously held senior corporate positions including Managing Director for Manufacturer's Hanover Trust Company, Senior Vice President - E.F. Hutton & Co. and Senior Vice President - Donaldson, Luftkin & Jenrette. Mr. Lallos' Wall Street expertise encompasses more than 25 years of investment banking, commercial banking and specialized public and corporate financing around the world.

PHILIP LANGWALD, age 97- Mr. Langwald is Chairman Emeritus of the Board of Directors of the Company and is currently a retired municipal administrative executive. He has been involved with land development and appraising for real estate and managing the construction and development of shopping and residential areas in the midwestern United States. He was formerly with the United States Department of Labor and Internal Revenue Audit Division.

FRED BARON, age 52- Mr. Baron is currently Senior Production Executive for Twentieth Century Fox Film Corp. where he is responsible for all phases of production oversight for all feature film production at the studio. Prior to his studio involvement, he was production representative at HBO, overseeing a wide range of features and M-O-Ws. Mr. Baron has also acted as co-producer on television productions such as TALES FROM THE CRYPT and production coordinator and production supervisor on a wide variety of independent motion picture/television production.

CHARLES NEWIRTH, age 48- Mr. Newirth is currently an established independent producer and executive producer in the motion picture industry and has been responsible for the production of such major motion pictures as the recently released "Patch Adams" with Robin Williams, "City of Angels" with Meg Ryan and Nicolas Cage, the Academy Award winning and highly successful "Forrest Gump" with Tom Hanks, as well as "Bugsy" with Warren Beatty, "Toys" with Robin Williams, and "The American President" with Michael Douglas. His career in feature film production has also included production manager for such films as "Pretty in Pink", "Robocop", and "The Abyss". In addition, he has worked in other diverse senior production positions as production supervisor, production coordinator, and location manager.

TONY MILLER, age 58- Mr. Miller is a veteran of more than 25 years in the motion picture industry. His job responsibilities within the industry have included co-production, editing and post production supervision for a wide variety of feature film and television projects. He has acted in the capacity of editor of over 40 feature films and 50 television productions. He has also produced 10 feature films, 180 television commercials, a variety of music videos, as well as directed and edited electronic video press kits. Mr. Miller was in charge of production for the Cinamerica Satellite Network and The Professionals Group, both located in Southern California, supervising a variety of different types of film and video productions. He has also served in numerous production capacities for New World Pictures, United Artists, MGM, A&M Records, CBS and Universal Pictures. He was the executive producer, editor and post production supervisor for the Witchcraft series of feature films, the most successful direct to video film series ever produced. He has won numerous awards including the Houston World Fest Gold Award for best dramatic picture, as co-producer and editor of the
feature film DREAMRIDER with James Earl Jones.   Mr. Miller is
a graduate of the University of California, Los Angeles and was the head of the film and television department at the prestigious Harvard Westlake School in No. Hollywood, California.

BRIAN J. PATNOE, age 45- Mr. Patnoe's tenure with the corporation began in 1987 as Executive Assistant in the areas of finance and administration. In 1989, he was elevated to the post of Associate Vice President, Administration, working as key liaison between senior officers of the corporation and members of the Board of Directors. His responsibilities also included monitoring and maintaining WWMPC's corporate due diligence data information, finance material information, and monitoring basic stockholder relations. He has worked closely with senior management of the company in the negotiations of co-financing production scenarios with domestic and foreign companies, consortiums, and independent financiers. Mr. Patnoe has also been associated with Siemens and Motorola ISG as national accounts manager and McDonnell Douglas Corporation as a configuration management analyst and product definition specialist; both senior technical and analytical corporate administrative positions assuring quality control and infrastructure communications. He maintains a degree in Business Administration and Economics from California State University, Fullerton and a Masters in Business Administration from the University of Southern California.

MICHAEL MAGHINI, age 46- Mr. Maghini was most recently Vice President with Eden Financial Group, a Wall Street investment banking firm providing wholesale financial products to associate brokerage firms around the country, as well as a Managing Partner and Vice President with Famco, Inc. a real estate holding company in New York City. Mr. Maghini's well established financial experience, including his executive association for investment with the Putnam's Golden Scale Council, and his membership in the Million Dollar Round Table Club, complement his past investment management and development training with Paine Webber. Prior to Paine Webber, he held an investment executive position with Thompson McKinnon Securities. Mr. Maghini has helped develop the investment banking division of a major New York financial firm and has also managed a variety of many diverse institutional and, private investment portfolios. He is a graduate of Southern Connecticut University where he received his Bachelor of Science Degree in Political Science and Economics.

* (Indicates members of the Executive Committee)

FAMILY RELATIONSHIPS

There are no family relationships among directors, executive officers or persons chosen by the Company to be nominated as a director or appointed as an executive officer of the Company or any of its affiliated subsidiaries.






Item 10.	Executive Compensation.

The summary compensation table below sets forth certain information for all compensation, including: annual, long term and stock compensation paid for services rendered to the Company in all capacities for the fiscal years ended December 31, 2003, 2002, and 2001.


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



*** Indicates - The President and Chief Executive Officer has
waived accumulated back salary of $4,960,371.   Also, he has
agreed to waive his current salary indefinitely as long as the Company does not have sufficient funds on hand. In return he has agreed to also accept common stock, or preferred convertible stock of the Company at $.10 per share equivalent or mutually agreeable stock options in lieu of cash, at the Company's discretion, except in the event of a merger or takeover of the Company in which he descents.

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

          NAME OF                   AMOUNT & NATURE
TITLE     BENEFICIAL OWNERSHIP      BENEFICIAL      PERCENT
OF CLASS  OFFICERS AND DIRECTORS    OWNERSHIP       OF CLASS
--------- ----------------------   -------------    --------
Common    James J. Aitken              95,000           .73%
          Vice President, Fin. & Adm.  Sole Ownership
          Corporate Director           Sole Voting Power
          12199 55th Ave.
          Remus, MI 49340

Common    Charles C. Bailey            64,000           .49%
          Chairman of the Board        Sole Ownership
          42 King Street               Sole Voting Power
          New York, NY 10014

Common    Fred Baron                   20,000           .15%
          Corporate Director           Sole Ownership
          531 N. Lillian Way           Sole Voting Power
          Los Angeles, CA 90004

Common    Brendan Cahill               50,000           .38%
          Corporate Director           Sole Ownership
          13816 Bora Bora Way          Sole Voting Power
          Marina Del Rey, Ca 90292

Common    Robert E. Capps, Jr.         59,200           .45%
          Corporate Director           Sole Ownership
          c/o 2120 Main St., Suite 180 Sole Voting Power
          Huntington Beach, CA 92648

Common    Larry Epstein, Esq.          205,333           1.57%
          Secretary                    Sole Ownership
          Corporate Director           Sole Voting Power
          11733 Baird Ave.
          Northridge, CA 91326

Common    John D. Foley                60,000            .46%
          Corporate Director           Sole Ownership
          c/o 2120 Main St., Suite 180 Sole Voting Power
          Huntington Beach, CA 92648

Common    Paul D. Hancock              2,834,088        21.74%
          President/C.E.O.             Sole Ownership
          Corporate Director           Sole Voting Power
          124 8th Street, #8
          Huntington Beach, CA 92648


          NAME OF                   AMOUNT & NATURE
TITLE	     BENEFICIAL OWNERSHIP      BENEFICIAL      PERCENT
OF CLASS  OFFICERS AND DIRECTORS    OWNERSHIP       OF CLASS
--------- -----------------------   ------------    --------

Common    Peter Lallos                 25,000            .19%
          Corporate Director           Sole Ownership
          31 Woodfield Court           Sole Voting Power
          Laurel Hollow, NY 11791

Common    Philip Langwald              103,333           .79%
          Chairman Emeritus/           Sole Ownership
          Corporate Director           Sole Voting Power
          16032 Lemond Hills Trail #173
          Del Ray Beach, FL 33446

Preferred Philip Langwald              2,500
          Chairman Emeritus/           Sole Ownership
          Corporate Director           Sole Voting Power
          16032 Lemond Hills Trail #173
          Del Ray Beach, FL 33446

Common    George T. Lindsey            138,550           1.06%
          Vice President, Creative     Sole Ownership
          Development/Corporate Director	Sole Voting Power
          3218 S. 101st St.
          Omaha, NE 68124

Common    Robert Lisnow                115,000            .88%
          Corporate Director           Sole Ownership
          10866 Wilshire Blvd.         Sole Voting Power
          Los Angeles, CA 90024

Common    Michael Maghini              56,750            .43%
          Associate Vice President,
          Finance                      Sole Ownership
          48 Stonewall Lane            Sole Voting Power
          Madison, CT 06443-2248

Common    Tony Miller                  22,000            .17%
          Associate Vice President,
          Production	               Sole Ownership
          14014 Hamlin                 Sole Voting Power
          Van Nuys, CA 91401

Common    Charles Newirth              25,000            .19%
          Corporate Director           Sole Ownership
          c/o 2120 Main St., Suite 180 Sole Voting Power
          Huntington Beach, CA 92648

          NAME OF                   AMOUNT & NATURE
TITLE	     BENEFICIAL OWNERSHIP      BENEFICIAL      PERCENT
OF CLASS  OFFICERS AND DIRECTORS    OWNERSHIP       OF CLASS
--------  ------------------------  -------------   --------

Common    Lewis O'Neil                 9,800             .07%
          Corporate Director           Sole Ownership
          c/o 2120 Main St., Suite 180 Sole Voting Power
          Huntington Beach, CA 92648

Common    Brian J. Patnoe              976,300           7.49%
          Associate Vice President,    Sole Ownership
          Administration               Sole Voting Power
          c/o 2120 Main St., Suite 180
          Huntington Beach, CA 92648

Preferred Brian J. Patnoe              55,000
          Associate Vice President,
          Administration
          c/o 2120 Main St., Suite 180
          Huntington Beach, CA 92648

Common    A. Robert Sobolik           40,400             .31%
          Executive Vice President/   Sole Ownership
          Treasurer                   Sole Voting Power
          Corporate Director
          132 Ascot Place
          Grass Valley, CA 95940

Common    LeRoy J. Steele             10,000             .08%
          Corporate Director          Sole Ownership
          1977 Gramercy Place         Sole Voting Power
          Los Angeles, CA 90068

Common    Alex Trebek                 70,000             .54%
          Corporate Director          Sole Ownership
          c/o 2120 Main St., Suite 180Sole Voting Power
          Huntington Beach, CA 92648

Common    Benjamin Whitfield, Jr., Esq.15,600            .12%
          Corporate Director           Sole Ownership
          9000 E. Jefferson            Sole Voting Power
          Detroit, MI 48214

Common    John R. Woodward             235,014           1.80%
          Vice President,              Sole Ownership
          Film Production              Sole Voting Power
          Corporate Director
          850 Alabama Dr., Rte. 2
          Lone Pine, CA 93545

OFFICERS & DIRECTORS AS A GROUP 		5,230,368        40%

OWNERS OF 5% OR MORE OF THE COMPANY'S COMMON EQUITY
Common    Paul D. Hancock              2,834,088          21.74%
          President/C.E.O.             Sole Ownership
          Corporate Director           Sole Voting Power
          124 8th St., #8
          Huntington Beach, CA 92648

Brian J. Patnoe                        976,300            7.49%
          Associate Vice President,    Sole Ownership
          Administration               Sole Voting Power
          c/o 2120 Main St., Suite 180
          Huntington Beach, CA 92648

The foregoing totals are based upon Thirteen Million Thirty-four Thousand Seven Hundred Fifty-Two (13,034,752) common shares of the Company issued and outstanding stock as of December 31, 2003.

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


				WORLD WIDE MOTION PICTURES CORPORATION
March 10, 2004           /s/    A. Robert Sobolik

                         A. Robert Sobolik
                         Executive Vice President/Treasurer


WORLD WIDE MOTION PICTURES CORPORATION
                     A Michigan corporation

                   CERTIFICATION PURSUANT TO
                    18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the annual Report of World Wide Motion Pictures Corporation (the "Company") on Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, A. Robert Sobolik, Executive Vice President and Treasurer of the Company, certify to the best of our knowledge, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                                          /s/  A. Robert Sobolik
                                          -----------------------------------
                                         A. Robert Sobolik
March 10, 2004                           Executive Vice President/Treasurer





CERTIFICATION OF CEO

                    WORLD WIDE MOTION PICTURES CORPORATION
                             A Michigan corporation

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual Report of World Wide Motion Pictures Corporation (the "Company") on Form 10-KSB for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul D. Hancock, President and Chief Executive Officer of the Company, certify to the best of our knowledge, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                                      /s/  Paul D. Hancock
                                      -----------------------------------
                                      Paul D. Hancock,
                                      President and Chief Executive Officer
March 10, 2004


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


Date:  March 10, 2004               /s/ Paul D. Hancock
                                    _______________________________
                                    Paul D. Hancock
                                    President and Chief Executive Officer

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


Date:  March 10, 2004               /s/ A. Robert Sobolik
                                    _______________________________
                                    A. Robert Sobolik
                                    Executive Vice President/Treasurer