Form 10QSB/A
period 2004-03-31
WORLD WIDE MOTION PICTURES CORP
filed 2004-05-27
CIK 1005502

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

 Earnings available to common
stockholders                          None             None

Earnings per common share,
assuming full dilution                None             None

The accompanying Notes to December 31, 2003 Consolidated
Financial Statements are an integral part of these Financial
Statements.


Consolidated Statement of Cash Flows
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three-Months Ended March 31, 2003 and 2004
(Unaudited)
                                          Three months ended
                                              March 31,
                                        -------------------
                                        2003           2004
                                        ----           ----
Cash flows from operating activities:

Net Income (loss)                        $(11,446) $(60,180)

Adjustments to reconcile net income
(loss) to net cash provided by or used
in operating activities:

Depreciation                                1,388     1,388

Changes in assets and liabilities:

(Increase) Decrease in accounts receivable   -0-      50,000
Increase (Decrease) in notes payable        (376)     (1,000)

Net cash provided by (used in) operating
activities:                               (10,434)    (9,792)

Financing Activities:

Proceeds from issuance of stock               -0-      -0-
Capital project investment                    -0-      -0-

Net increase/decrease in cash             (10,434)    (9,792)

Cash balances - beginning of period        49,198      25,096
 as of January 1, 2003

Cash balances - as of March 31, 2003       38,764      15,304

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