Form 10QSB
period 2004-06-30
WORLD WIDE MOTION PICTURES CORP
filed 2004-08-13
CIK 1005502

<SEQUENCE>1
<FILENAME>qsbjun04.txt
4:    10QSB FILING FOR 06-30-04

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
June 30, 2004

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

          Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


          Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practical date: 17,666,752 shares of Common Stock (par value $.001 per share) outstanding on June 30, 2004.

Part I.  Financial Information
Item 1.  Financial Statements

Consolidated Balance Sheets
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of June 30, 2004 and December 31, 2003

                                   June 30,           Dec 31,
                                     2004              2003
                                 (Unaudited)        (Audited)
                                  ---------          --------
Assets

Cash                                  25,797           25,096
Accounts receivable                   34,000           84,000

Completed motion pictures/
television productions             9,698,549        9,698,549
Film & distribution properties       905,949          905,949
Equipment                             50,437           50,437
Less accumulated depreciation        (86,808)         (84,032)

          Total Assets           $ 10,627,924     $10,679,999

Liabilities
 Accounts payable                        -0-              -0-
 Notes payable                         12,433           13,833
 Long-term debt                        17,000           17,000
          Total Liabilities         $  29,433         $ 30,833

Stockholders' Equity
Common Stock $.001 Par Value,
100,000,000 shares authorized,
17,666,752 shares
issued                                17,666            13,034
Preferred Stock $.01 Par Value,
1,100,000 shares authorized,
491,217 issued      			   4,912             4,912
Additional paid-in capital        10,636,068        10,640,700
Retained earnings (deficit)          (60,155)           (9,480)
     Total Stockholders' Equity  $10,598,491       $10,649,165
Total Liabilities
and Stockholders' Equity         $10,627,924       $10,679,999

The accompanying Notes to December 31, 2003 Consolidated
Financial Statements are an integral part of these Financial
Statements.

Consolidated Statements of Income
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Six Months Ended June 30, 2004 and 2003
(Unaudited)

                                         Six months ended
                                             June 30,
                                      -------------------

                                     2004               2003

                                     ----               ----
Revenues                          $ 21,861           $  276
Less: Sales Returned                50,000                0
     Net Revenues                  (28,139)             276

Operating expenses:
     Depreciation                    2,776            2,776
     Administrative               	19,760           23,438
     Film reproduction and marketing     0                0
Total operating expense             22,536           26,214

     Net Income (loss)            $(50,675)        $(25,938)

 Earnings available to common
stockholders                          None             None

Earnings per common share,
assuming full dilution                None             None

The accompanying Notes to December 31, 2003 Consolidated
Financial Statements are an integral part of these Financial
Statements.


Consolidated Statement of Cash Flows
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six-Months Ended June 30, 2003 and 2004
(Unaudited)
                                          Six months ended
                                              June 30,
                                        -------------------
                                        2003         2004
                                        ----         ----
Cash flows from operating activities:

Net Income (loss)                       $(25,938)   $(50,675)

Adjustments to reconcile net income
(loss) to net cash provided by or used
in operating activities:

Depreciation                               2,776       2,776

Changes in assets and liabilities:

(Increase)Decrease in accounts receivable     -0-     50,000
Increase (Decrease) in notes payable          -0-     (1,400)

Net cash provided by (used in) operating
activities:                               ( 1,346)       701

Net cash provided by investing activities (22,478)       -0-

Financing Activities:

Proceeds from issuance of stock             3,479        -0-

Net increase/decrease in cash             (20,345)       701

Cash balances - beginning of period        49,198     25,096
 as of January 1

Cash balances - as of June 30              28,853     25,797

The accompanying Notes to December 31, 2003 Consolidated
Financial Statements are an integral part of these financial statements.


Consolidated Statement of Stockholders' Equity
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Six Month Period Ended June 30, 2004
(Unaudited)

             Number of Outstanding          Additional      Retained
                Shares           Par         Paid-In        Earnings
             Common  Preferred   Amount      Capital       (Deficit)
           --------    -----    ------    -----------       ---------
Balances
Jun. 30,
2004      17,666,752   491,217  $22,578   $10,636,068      $(60,155)
$10,598,491

Stock
Issued     4,632,000              4,632

Net Profit/Loss
6mos. Ended
     June 30, 2004						      (50,675)

Balances
Dec. 31,
2003     13,034,752   491,217  $17,946   $10,640,700        ( 9,480)
$10,649,166

212: The accompanying Notes to December 31, 2003 Consolidated Financial Statements are an integral part of these financial statements.

WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(To be read in conjunction with Consolidated Financial Statements for year ended December 2003)

NOTE 1   DESCRIPTION AND HISTORY OF THE BUSINESS

The Company was founded in July 1977 and incorporated December 9, 1980 under the laws of the state of Michigan. In March 1981, the Company acquired G.L. Productions Inc., which was a production and distribution company for short subjects, docudramas, documentaries and industrial films, many of which were made in conjunction with the U.S. Government. As a result of the transaction, the Company acquired a film and television completed product library and related film production equipment. The transaction was facilitated by the exchange of two million (2,000,000) shares of the Company's common stock class of Securities for 100% of the common stock of G.L. Productions Inc. The Company has also acquired other completed motion picture and television productions and acquired marketing/distribution interest in additional motion picture and television productions. The Company's total completed product library of live action motion pictures and videotaped productions consists of 302 works of various lengths and subject matter applicable for marketing through various media in foreign and/or domestic markets.

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

RESULTS OF OPERATIONS

The Company's revenue for the six months ending June 30, 2004 was $21,861 as compared to $276 for the comparable period of 2003.
The six month period ending June 30, 2004 net income prior to depreciation expense and sales was $2,101, and net loss before depreciation for the comparable period ending 2003 of $(23,162).
For the six months ending June 30, 2004, expenses for the Company's development, production and distribution operations and its miscellaneous operations totaled $19,760 compared to $23,438 for the comparable period of 2003. The decrease in operating expenses of June 30, 2004 was primarily attributable to the marketing and distribution of the feature length film entitled
"Amy", the reproduction of film and the marketing of the film project "Ninth Street" and the promotion of several other projects.
The increase in revenue attributable to the first half of 2004 is due to revenue pursuant to the exploitation of the film project "Ninth Street",
 "Shattered Illusions" and "Amy". There were no resultant per share earnings to common stockholders in June 30, 2004 and June
30, 2003. The Company derives its revenues from the licensing of its newly created film and television productions, the licensing of its inventory of previously produced films or television productions and fees received for professional services provided to the industry. The Company also receives revenue for the marketing and distribution of product produced or owned by 3rd party producers and production companies. The generation of revenue in the motion picture and television industry is highly competitive which may have a material impact on the Company's financial statements.

The following table presents operations data and selected statistical information for the periods indicated.


                                                  Six
                                        Months Ended  June 30,
                                          2003            2004
                                          ----            ----

Revenues                                  $276        $21,861
Less: Sales returned				 		 50,000
    Net Revenues					 276  	(28,139)
Costs and Expenses
          Operating &
          Administration expenses         23,438       19,760
        Depreciation and amortization      2,776        2,776

Income (Loss)                          $ (25,938)    $(50,675)

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

The Company's motion picture and television participation strategy has been to expend its resources and to set in place relationships and contracts in preparation for the continued development, acquisitions, production and/or marketing/ distribution of quality moderate budget feature length motion pictures, documentaries, docudramas and television productions. The strategy additionally includes the acquisition of screenplays and teleplays suitable for development/packaging and completed motion pictures and television projects for licensing and marketing/distribution opportunities for all applicable sales territories throughout the world. At such time that the above-referred to additional working capital is secured, it is the Company's opinion that substantial revenue will be generated by the existing film and television library and future distribution of potential new product, ultimately realizing its projected return on investment. Arrangements for participation by the Company in various feature film and television productions for the last 63 months include gross and net revenue participations in the following feature film and television productions ranging between 2-60% of worldwide revenue potential including all markets and all media that the particular production is distributed in.(1) In 1997 and 1998, post production and distribution preparation of the documentary entitled THE OUTLAW TRAIL, 100 YEARS REVISITED, in association with Western Sunset Films, an 8-year old Los Angeles based documentary production company. (2) In 1998, development and production of the series television production entitled CLASSIC CAR, in association with SLIM, Inc., a 4-year old Los Angeles based television production company. (3) In 1999, the acquisition and preparation for marketing and distribution of the featurefilm entitled WHAT'S IN
A COOKIE produced by production company Rocinante Productions
Inc. and providing 50% of gross revenue participation to the Company in perpetuity. (4) In 2000, the acquisition and preparation for marketing and distribution of the feature films entitled MALEVOLENCE and THE SECOND COMING produced by production company Sig Larsen Productions Inc. and providing 50% of gross revenue participation to the Company in perpetuity. Other arrangements include preparation for Internet marketing and distribution of a feature length film acquired by the Company entitled CITIZEN SOLDIER originally produced by M&D Productions, a 17-year old Los Angeles based film production company, purchased by the Company in 1995 and providing a 60% gross revenue participation to the Company in perpetuity.

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

In August and September, 1999, the Company entered into an agreement with GTL Productions Inc., a 14-year old Omaha based production company for the purpose of acquiring the domestic and foreign marketing and distribution rights to a documentary series entitled ON THESE RUINS encompassing the titles of ANTARTICA, THE GALAPOGOS ISLAND and EASTER ISLAND.

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

In 1999, 2000,2001,2002 and 2003 and the first half of 2004
certain other film and television participations of the Company included development and packaging arrangements, the Company's review and in certain cases, advice and counsel on screenplays and screenplay development scenarios for the subsequent possible packaging and production and distribution of a particular project. The most significant of these productions, their production companies, and percentage of future gross revenue allocated to the Company, were the feature length film entitled CORKLESBY offered by co-production company
Northstar Entertainment Inc., a 4-year old Los Angeles based production company, (50%); and the feature length film entitled
ALONG FOR THE RIDE offered by production company Wittman
Productions Inc., a 4-year old Los Angeles based production company, (50%). In 2000, the Company prepared for production, began distribution and entered negotiations.

The following is a table showing the comparison of balance sheet data between 2004 and 2003.

                      Six Months Ended  June 30,

CATEGORY                  2004       2003
                       --------    ---------

Assets              10,627,924    10,692,086
Common Stock
Outstanding		  17,666,752    12,241,462
Stockholders'Equity 10,598,049    10,660,198
Total Liabilities       29,433        31,887
Inventory    	  10,604,498    10,609,412
Retained Earnings      (60,155)          917


The Company experienced no material changes during the first half of 2004 regarding its operations or its financial position relative to first half of 2003. There are no seasonal or other factors regarding the Company's intra-year operations that require explanation of a percentile swing in inter-quarter reports.


GENERAL

In fiscal 2003 and the first half of 2004 the Company continued its involvement in a variety of film and television projects relative to development, acquisitions, packaging, production and marketing/distribution activities. The Company also continued to pursue potential diversified business opportunities that have cash flow possibilities. Management believes that a film or television production's economic success is dependent upon several overlapping factors including general public appetite of a potential genre or performer at the time of release, domestic and international marketing philosophy, applicable usage of existing and new and emerging technology, advertising strategy with resultant penetration and the overall quality of the finished production. The Company's film and television productions may compete for sales with numerous independent and foreign productions as well as projects produced and distributed by a number of major domestic and foreign companies, many of which are units of conglomerate corporations with assets and resources substantially greater than the Company's. Management of the Company believes that in recent years there has been an increase in competition in virtually all facets of the Company's business. Specifically, the motion picture industry competes with television and other forms of leisure-time entertainment. Since the Company may for certain undetermined markets and products distribute its product to all markets and media worldwide, it is not possible to determine how its business as a whole will be affected by these developments and accordingly, the resultant impact on the financial statements. The Company has currently obtained or arranged for the investment capital to produce and/or distribute a minimum of two full length feature films or specialty television productions within the next two years. In addition to the development, financing, production, and distribution of motion picture and television product, the Company expects to continue to exploit a portion or portions of the Company's completed film and television library to a wide variety of distribution outlets including network television, cable television, satellite broadcast, pay-per-view, and home video sales. Specifically, live action motion pictures are generally licensed for broadcast on commercial television following limited or wide release distribution to theatrical outlets (theaters), home video and pay television. Licensing to commercial television is generally accomplished pursuant to agreements which allow a fixed number of telecasts over a prescribed period of time for a specified license fee. Television license fees vary widely, from several thousand to millions of dollars depending on the film or television production, the number of times it may be broadcast, whether it is licensed to a network or a local station and, with respect to local stations, whether the agreement provides for prime-time or off-time telecasting. Licensing to domestic and foreign television stations (syndication) is an important potential source of revenue for the Company, although in recent years the prices obtainable for individual film and television product in domestic syndication have declined as pay television licensing has grown. The growth of pay television and home video technologies, i.e. DVD (Digital Video Disk) and HDTV (High Definition television), has had an adverse effect on the fees obtainable from the licensing of film and television product to networks and local television stations. Thereby potentially effecting the Company's ability to generate substantive revenue from this particular venue; however increasing revenue potential in other areas. Conversely, the Company may derive revenue from the marketing and sale, either directly or through licensees, of motion pictures and other filmed or videotaped product on videocassette or Digital Video Disk for playback on a television set or monitor through the use of videocassette recorders ("VCRs"), digital video disk recorders and continued advancements of pay television (cable), satellite broadcast technologies, and Internet applications domestically and internationally. The Company currently holds the distribution rights to 314 motion picture and television titles.The revenue competition relative to existing or pending exploitation agreements of the Company's film and television product library and current and future production and distribution of projects is volatile due to the many technological and innovative changes in the industry and also changes regularly occurring in the international economy.

LIQUIDITY AND CAPITAL RESOURCES

At yearend 2003, the Company experienced a net loss of (34,501).
At June 30, 2004, the Company had $25,797 in cash and no cash equivalents and in the same period, 2003, the Company had $25,096 in cash and no cash equivalents. The Company anticipates that its existing capital resources may be adequate to satisfy its capital requirements for the forseeable future. However, to accomplish the Company's planned activities, it will need to raise additional funds through public or private financings in the form of debt or equity. The Company has available substantial loss carry forwards for federal income tax purposes. The exact amount of the loss carryforwards is uncertain until the Company reaches an understanding with the Internal Revenue Service in that regard.In order to finance its operations, working capital needs and capital expenditures, the Company utilized revenue from licensing fees, loans, proceeds from the private sale of equity securities, deferred compensation, profit participation, and equity in exchange for services and product.

In accordance with the Securities and Exchange Commission
"Regulation D", and subject to Rule 144 restrictions, the Company issued no shares of its common stock and no shares of its preferred stock for cash and 4,632,000 shares of its common stock and no shares of its preferred stock for product and services acquired by or provided to the Company in the first half ending
June 30, 2004. For the comparable period in 2003, the Company issued no shares of its common stock and no shares of its preferred stock for cash and 67,000 shares of its common stock and no shares of its preferred stock for product and services. No proceeds from the sale of the corporation's common stock or preferred stock has ever been used to pay compensation to employees or executives of the Company. The Company was previously issued a standby irrevocable Letter of Credit from the Key Bank, N.A., Cleveland, Ohio (formerly Society Bank), in the amount of fifty thousand ($50,000) dollars. The terms of the Society Bank Letter of Credit required that, if utilized, the Company would pledge as collateral a portion of its film and television product library. If the Letter of Credit were exercised, the resultant loan would be secured by a commensurate portion of the Company's film and television product library.
The Society Bank terms also provided that the Company would continue to be able to sell or lease any portion of the product library as long as it retained sufficient material to secure any loans made as a result of the Letter of Credit.

The Company currently utilizes a one hundred thousand ($100,000) dollar primary line of credit with the Wells Fargo Bank of California and Citibank, to accommodate its daily cash flow needs and occasionally uses its credit lines at other financial institutions and with its vendors and suppliers.

The Company's principal liquidity in the period ending June 30, 2004, included cash of $25,797 and net accounts receivable of $34,000 and in period ending June 30, 2003, included cash of $25,096 and net accounts receivable of $84,000. The Company's liquidity position has remained sufficient enough to support on-going general administrative expense, pilot programs, strategic position, and the garnering of contracts, relationships and film and television product for addition to the Company's library, and the financing, packaging, development and production of two feature films and specialty television projects. Although the Company during 2002 and 2003 and the first half of 2004 experienced revenue, unless the Company has an influx of additional capital, the Company will not be able to accomplish its planned objectives and revenue projections. Accordingly, the Company intends to resolve and provide for its liquidity needs as well as provide for the needed capital resources to expand its operations through a future proposed public offering of its common shares to the public. It is anticipated that such an offering will commence within the next 24 months for an amount to be determined by the Company and underwriter(s) if any. To meet the Company's interim liquidity and capital resources needs while the Company's contemplated public offering is being prepared and examined, the Company is presently investigating the possibilities of future loans and is considering future sales of unregistered common equity to accredited investors under one or more exemptions that provide for the same. In the event a loan is obtained, one of the terms may provide that the same be repaid from the proceeds derived from the Company's contemplated public offering. A primary use of public offering proceeds would be the further exploitation of the Company's current completed product film and television library, participations in completed films, and the continued development, production and marketing/distribution of new film and television production opportunities. The Company continues to discuss acquisitions and mergers with various interested parties.

The following table presents equity and cash flow data for the periods indicated.

                                 Six   Months Ended June  30,
                                  2004                  2003
                                 -----                 -----

Stockholders Equity	     $10,598,491          $10,660,198
Accounts Receivable        	    34,000               84,000
Payables      		    	    12,433  	       13,833
Revenue                           21,861                  276
Operating Expense                 22,536               26,214
Cash                              25,797		       28,853



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

                           WORLD WIDE MOTION PICTURES CORPORATION


August 10, 2004           /s/ Paul D. Hancock
                              Paul D. Hancock
                              President & Chief Executive Officer


August 10, 2004           /s/ A. Robert Sobolik
                              A. Robert Sobolik
                              Executive Vice President/Treasurer


CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of World Wide Motion Pictures Corporation (the "Company") on Form 10-QSB for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul D. Hancock, Chief Executive Officer of the Company, hereby certify, pursuant to and solely for the purpose of 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.
78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                        /s/ Paul D. Hancock
                            -----------------------
                            Paul D. Hancock
                            President and Chief Executive Officer
August 11, 2004

CERTIFICATION OF EXECUTIVE VICE PRESIDENT/TREASURER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of World Wide Motion Pictures Corporation (the "Company") on Form 10-QSB for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, A. Robert Sobolik, Executive Vice President/Treasurer of the Company, hereby certify, pursuant to and solely for the purpose of 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.
78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                        /s/ A. Robert Sobolik
                            -----------------------
                            A. Robert Sobolik
                            Executive Vice President/Treasurer
August 11, 2004




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


Date:  August 11, 2004              /s/ Paul D. Hancock
                                        ________________________
                                        Paul D. Hancock
                                        President and
                                        Chief Executive Officer


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


Date:  August 11, 2004              /s/ A. Robert Sobolik
                                        _________________________
                                        A. Robert Sobolik
                                        Executive Vice President/
                                        Treasurer