Form 10QSB
period 2004-09-30
WORLD WIDE MOTION PICTURES CORP
filed 2004-10-27
CIK 1005502

1:
10QSB
<SEQUENCE>1
<FILENAME>qsbsept04.txt


<SEQUENCE>1
<FILENAME>qsbsept04.txt
4:    10QSB FILING FOR 09-30-04

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
September 30, 2004

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

          Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


          Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practical date: 19,666,752 shares of Common Stock (par value $.001 per share) outstanding on September 30, 2004.

Part I.  Financial Information
Item 1.  Financial Statements

Consolidated Balance Sheets
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of September 30, 2004 and December 31, 2003

                                   Sept 30,           Dec 31,
                                     2004              2003
                                 (Unaudited)        (Audited)
                                  ---------          --------
Assets

Cash                                  82,525           25,096
Accounts receivable                   34,000           84,000

Completed motion pictures/
television productions             9,698,549        9,698,549
Film & distribution properties       905,949          905,949
Equipment                             50,437           50,437
Less accumulated depreciation        (88,196)         (84,032)

          Total Assets           $ 10,683,264     $10,679,999

Liabilities
 Accounts payable                        -0-              -0-
 Notes payable                         11,833           13,833
 Long-term debt                        17,000           17,000
          Total Liabilities         $  28,833         $ 30,833

Stockholders' Equity
Common Stock $.001 Par Value,
100,000,000 shares authorized,
19,666,752 shares
issued                                19,666            13,034
Preferred Stock $.01 Par Value,
1,100,000 shares authorized,
491,217 issued      			   4,912             4,912
Additional paid-in capital        10,634,068        10,640,700
Retained earnings (deficit)           (4,215)           (9,480)
     Total Stockholders' Equity  $10,654,431       $10,649,165
Total Liabilities
and Stockholders' Equity         $10,683,264       $10,679,999

The accompanying Notes to December 31, 2003 Consolidated
Financial Statements are an integral part of these Financial
Statements.

Consolidated Statements of Income
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Nine Months Ended September 30, 2004 and 2003
(Unaudited)

                                        Nine months ended
                                             Sept 30,
                                      -------------------

                                     2004               2003

                                     ----               ----
Revenues                          $ 92,121           $15,304
Less: Sales Returned                50,000                0
     Net Revenues                   42,121            15,304

Operating expenses:
     Depreciation                    4,164            4,164
     Administrative               	32,692           26,023
     Film reproduction and marketing     0                0
Total operating expense             36,856           30,187

     Net Income (loss)            $  5,265         $(14,883)

 Earnings available to common
stockholders                          None             None

Earnings per common share,
assuming full dilution                None             None

The accompanying Notes to December 31, 2003 Consolidated
Financial Statements are an integral part of these Financial
Statements.


Consolidated Statement of Cash Flows
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2003 and 2004
(Unaudited)
                                         Nine months ended
                                              Sept 30,
                                        -------------------
                                        2003         2004
                                        ----         ----
Cash flows from operating activities:

Net Income (loss)                       $(14,883)   $ 5,265

Adjustments to reconcile net income
(loss) to net cash provided by or used
in operating activities:

Depreciation                               4,164       4,164

Changes in assets and liabilities:

Accounts receivable                        3,000      50,000
Accounts payable                            (171)        -0-
Notes payable                                -0-       2,000

Net cash provided by (used in) operating
activities:                               ( 7,890)     7,429

Net cash provided by investing activities (14,302)       -0-

Financing Activities:
Acquisition Option                           -0-      50,000
Proceeds from issuance of stock             3,479        -0-

Net increase/decrease in cash             (18,713)    57,429

Cash balances - beginning of period        49,198     25,096
 as of January 1, 2004

Cash balances - as of Sept 30, 2004        30,485     82,525

The accompanying Notes to December 31, 2003 Consolidated
Financial Statements are an integral part of these financial statements.


Consolidated Statement of Stockholders' Equity
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Month Period Ended September 30, 2004
(Unaudited)

             Number of Outstanding          Additional      Retained
                Shares           Par         Paid-In        Earnings
             Common  Preferred   Amount      Capital       (Deficit)
           --------    -----    ------    -----------       ---------
Balances
Sept. 30,
2004      19,666,752   491,217  $24,578   $10,634,068      $ (4,215)
$10,654,431

Stock
Issued     6,632,000              6,632

Net Profit/Loss
9mos. Ended
     Sept.30, 2004						        5,265

Balances
Dec. 31,
2003     13,034,752   491,217  $17,946   $10,640,700        ( 9,480)
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

RESULTS OF OPERATIONS

The Company's revenue for the nine months ending September 30, 2004 was $92,121 as compared to $15,304 for the comparable period of 2003.
The nine month period ending September 30, 2004 net income prior to depreciation expense and sales returned was $59,429, and net loss before depreciation for the comparable period ending 2003 of $(10,799). For the nine months ending September 30, 2004, expenses for the Company's development, production and distribution operations and its miscellaneous operations totaled $32,692 compared to $26,023 for the comparable period of 2003. The increase in operating expenses of September 30, 2004 was primarily attributable to the marketing and distribution of the feature length film entitled
"Amy", the reproduction of film and the marketing of the film project "Ninth Street" and the promotion of several other projects.
The increase in revenue attributable to the first three quarters of 2004 is due to revenue pursuant to the exploitation of the film project
"Ninth Street", "Shattered Illusions" and "Amy" and to the non-operating income from an acquisition option. There were no resultant per share earnings to common stockholders in September 30, 2004 and September 30, 2003. The Company derives its revenues from the licensing of its newly created film and television productions, the licensing of its inventory of previously produced films or television productions and fees received for professional services provided to the industry. The Company also receives revenue for the marketing and distribution of product produced or owned by 3rd party producers and production companies. The generation of revenue in the motion picture and television industry is highly competitive which may have a material impact on the Company's financial statements.

The following table presents operations data and selected statistical information for the periods indicated.


                                                 Nine
                                        Months Ended  Sept.30,
                                          2003            2004
                                          ----            ----

Revenues                               $15,304        $92,121
Less: Sales returned				 -0-		 50,000
    Net Revenues				    15,304  	 42,121
Costs and Expenses
          Operating &
          Administration expenses         26,023       32,692
        Depreciation and amortization      4,164        4,164

Income (Loss)                          $ (14,883)    $  5,265

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

The Company's motion picture and television participation strategy has been to expend its resources and to set in place relationships and contracts in preparation for the continued development, acquisitions, production and/or marketing/ distribution of quality moderate budget feature length motion pictures, documentaries, docudramas and television productions. The strategy additionally includes the acquisition of screenplays and teleplays suitable for development/packaging and completed motion pictures and television projects for licensing and marketing/distribution opportunities for all applicable sales territories throughout the world. At such time that the above-referred to additional working capital is secured, it is the Company's opinion that substantial revenue will be generated by the existing film and television library and future distribution of potential new product, ultimately realizing its projected return on investment. Arrangements for participation by the Company in various feature film and television productions include gross and net revenue participations in the following feature film and television productions ranging between 2-60% of worldwide revenue potential including all markets and all media that the particular production is distributed in.(1) In 1997 and 1998, post production and distribution preparation of the documentary entitled THE OUTLAW TRAIL, 100 YEARS REVISITED, in association with Western Sunset Films, an 8-year old Los Angeles based documentary production company. (2) In 1998, development and production of the series television production entitled CLASSIC CAR, in association with SLIM, Inc., a 4-year old Los Angeles based television production company. (3) In 1999, the acquisition and preparation for marketing and distribution of the featurefilm entitled WHAT'S IN
A COOKIE produced by production company Rocinante Productions
Inc. and providing 50% of gross revenue participation to the Company in perpetuity. (4) In 2000, the acquisition and preparation for marketing and distribution of the feature films entitled MALEVOLENCE and THE SECOND COMING produced by production company Sig Larsen Productions Inc. and providing 50% of gross revenue participation to the Company in perpetuity. Other arrangements include preparation for Internet marketing and distribution of a feature length film acquired by the Company entitled CITIZEN SOLDIER originally produced by M&D Productions, a 17-year old Los Angeles based film production company, purchased by the Company in 1995 and providing a 60% gross revenue participation to the Company in perpetuity.

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

In 1999, 2000,2001,2002 and 2003 and the first three quarters of 2004 certain other film and television participations of the Company included development and packaging arrangements, the Company's review and in certain cases, advice and counsel on screenplays and screenplay development scenarios for the subsequent possible packaging and production and distribution of a particular project. The most significant of these productions, their production companies, and percentage of future gross revenue allocated to the Company, were the feature length film entitled CORKLESBY offered by co-production company
Northstar Entertainment Inc., a 4-year old Los Angeles based production company, (50%); and the feature length film entitled
ALONG FOR THE RIDE offered by production company Wittman
Productions Inc., a 4-year old Los Angeles based production company, (50%). In 2000, the Company prepared for production, began distribution and entered negotiations.

The following is a table showing the comparison of balance sheet data between 2004 and 2003.

                      Nine Months Ended Sept. 30,

CATEGORY                  2004       2003
                       --------    ---------

Assets              10,683,264    10,695,330
Common Stock
Outstanding		  19,666,752    13,033,462
Stockholders'Equity 10,654,431    10,663,353
Total Liabilities       28,833        31,977
Inventory    	  10,804,498    10,609,412
Retained Earnings       (4,215)       10,138


The Company experienced no material changes during the first three quarters of 2004 regarding its operations or its financial position relative to first three quarters of 2003. There are no seasonal or other factors regarding the Company's intra-year operations that require explanation of a percentile swing in inter-quarter reports.


GENERAL

In fiscal 2003 and the first three quarters of 2004 the Company continued its involvement in a variety of film and television projects relative to development, acquisitions, packaging, production and marketing/distribution activities. The primary projects encompassing this timeframe include two award winning foreign films entitled "Hold My Heart", represented by Nordisc
Films and "Song For A Raggy Boy", represented by Cartier Films. Further distribution activity of the Company includes the negotiations for all North American licensing rights of eight award winning feature film and short subjects productions represented by The Hollywood International Student Film Festival. The Company also continued to pursue potential diversified business opportunities that have cash flow possibilities. Management believes that a film or television production's economic success is dependent upon several overlapping factors including general public appetite of a potential genre or performer at the time of release, domestic and international marketing philosophy, applicable usage of existing and new and emerging technology, advertising strategy with resultant penetration and the overall quality of the finished production. The Company's film and television productions may compete for sales with numerous independent and foreign productions as well as projects produced and distributed by a number of major domestic and foreign companies, many of which are units of conglomerate corporations with assets and resources substantially greater than the Company's. Management of the Company believes that in recent years there has been an increase in competition in virtually all facets of the Company's business. Specifically, the motion picture industry competes with television and other forms of leisure-time entertainment. Since the Company may for certain undetermined markets and products distribute its product to all markets and media worldwide, it is not possible to determine how its business as a whole will be affected by these developments and accordingly, the resultant impact on the financial statements. The Company has currently obtained or arranged for the investment capital to produce and/or distribute a minimum of two full length feature films or specialty television productions within the next two years. In addition to the development, financing, production, and distribution of motion picture and television product, the Company expects to continue to exploit a portion or portions of the Company's completed film and television library to a wide variety of distribution outlets including network television, cable television, satellite broadcast, pay-per-view, and home video sales. Specifically, live action motion pictures are generally licensed for broadcast on commercial television following limited or wide release distribution to theatrical outlets (theaters), home video and pay television. Licensing to commercial television is generally accomplished pursuant to agreements which allow a fixed number of telecasts over a prescribed period of time for a specified license fee. Television license fees vary widely, from several thousand to millions of dollars depending on the film or television production, the number of times it may be broadcast, whether it is licensed to a network or a local station and, with respect to local stations, whether the agreement provides for prime-time or off-time telecasting. Licensing to domestic and foreign television stations (syndication) is an important potential source of revenue for the Company, although in recent years the prices obtainable for individual film and television product in domestic syndication have declined as pay television licensing has grown. The growth of pay television and home video technologies, i.e. DVD (Digital Video Disk) and HDTV (High
Definition television), has had an adverse effect on the fees obtainable from the licensing of film and television product to networks and local television stations. Thereby potentially effecting the Company's ability to generate substantive revenue from this particular venue; however increasing revenue potential in other areas. Conversely, the Company may derive revenue from the marketing and sale, either directly or through licensees, of motion pictures and other filmed or videotaped product on videocassette or Digital Video Disk for playback on a television set or monitor through the use of videocassette recorders
("VCRs"), digital video disk recorders and continued advancements of pay television (cable), satellite broadcast technologies, and Internet applications domestically and internationally. The
Company currently holds the distribution rights to 314 motion picture and television titles.The revenue competition relative to existing or pending exploitation agreements of the Company's film and television product library and current and future production and distribution of projects is volatile due to the many technological and innovative changes in the industry and also changes regularly occurring in the international economy.

LIQUIDITY AND CAPITAL RESOURCES

At yearend 2003, the Company experienced a net loss of (34,501).
At September 30, 2004, the Company had $82,525 in cash and no cash equivalents and in the same period, 2003, the Company had $30,485 in cash and no cash equivalents. The Company anticipates that its existing capital resources may be adequate to satisfy its capital requirements for the forseeable future. However, to accomplish the Company's planned activities, it will need to raise additional funds through public or private financings in the form of debt or equity. The Company has available substantial loss carry forwards for federal income tax purposes. The exact amount of the loss carryforwards is uncertain until the Company reaches an understanding with the Internal Revenue Service in that regard.In order to finance its operations, working capital needs and capital expenditures, the Company utilized revenue from licensing fees, loans, proceeds from the private sale of equity securities, deferred compensation, profit participation, and equity in exchange for services and product.

In accordance with the Securities and Exchange Commission
"Regulation D", and subject to Rule 144 restrictions, the Company issued no shares of its common stock and no shares of its preferred stock for cash and 6,632,000 shares of its common stock and no shares of its preferred stock for product and services acquired by or provided to the Company in the three quarters ending
September 30, 2004. For the comparable period in 2003, the Company issued no shares of its common stock and no shares of its preferred stock for cash and 67,000 shares of its common stock and no shares of its preferred stock for product and services. No proceeds from the sale of the corporation's common stock or preferred stock has ever been used to pay compensation to employees or executives of the Company. The Company was previously issued a standby irrevocable Letter of Credit from the Key Bank, N.A., Cleveland, Ohio (formerly Society Bank), in the amount of fifty thousand ($50,000) dollars. The terms of the Society Bank Letter of Credit required that, if utilized, the Company would pledge as collateral a portion of its film and television product library. If the Letter of Credit were exercised, the resultant loan would be secured by a commensurate portion of the Company's film and television product library.
The Society Bank terms also provided that the Company would continue to be able to sell or lease any portion of the product library as long as it retained sufficient material to secure any loans made as a result of the Letter of Credit.

The Company currently utilizes a one hundred thousand ($100,000) dollar primary line of credit with the Wells Fargo Bank of California and Citibank, to accommodate its daily cash flow needs and occasionally uses its credit lines at other financial institutions and with its vendors and suppliers.

The Company's principal liquidity in the period ending September 30, 2004, included cash of $82,525 and net accounts receivable of $34,000 and in period ending September 30, 2003, included cash of $30,485 and net accounts receivable of $84,000. The Company's liquidity position has remained sufficient enough to support on-going general administrative expense, pilot programs, strategic position, and the garnering of contracts, relationships and film and television product for addition to the Company's library, and the financing, packaging, development and production of two feature films and specialty television projects. Although the Company during 2002 and 2003 and the first three quarters of 2004 experienced revenue, unless the Company has an influx of additional capital, the Company will not be able to accomplish its planned objectives and revenue projections. Accordingly, the Company intends to resolve and provide for its liquidity needs as well as provide for the needed capital resources to expand its operations through a future proposed public offering of its common shares to the public. It is anticipated that such an offering will commence within the next 24 months for an amount to be determined by the Company and underwriter(s) if any. To meet the Company's interim liquidity and capital resources needs while the Company's contemplated public offering is being prepared and examined, the Company is presently investigating the possibilities of future loans and is considering future sales of unregistered common equity to accredited investors under one or more exemptions that provide for the same. In the event a loan is obtained, one of the terms may provide that the same be repaid from the proceeds derived from the Company's contemplated public offering. A primary use of public offering proceeds would be the further exploitation of the Company's current completed product film and television library, participations in completed films, and the continued development, production and marketing/distribution of new film and television production opportunities.

The Company is currently in negotiations with American Pioneer
Financial Services Company and its affiliates pursuant to a memorandum of understanding signed by both parties. The memorandum is in anticipation of an acquisition by World Wide Motion Pictures Corporation of American Pioneer Financial Services resulting in a tax free exchange of securities wherein American Pioneer would acquire majority control of the resulting entity. The objective of the acquisition is to increase World Wide Motion Pictures Corporation shareholder value. The Acquisition Agreement must be approved by the company's Board of Directors and Shareholders.

The following table presents equity and cash flow data for the periods indicated.

                                 Nine Months Ended  Sept. 30,
                                  2004                  2003
                                 -----                 -----

Stockholders Equity	     $10,654,431          $10,663,353
Accounts Receivable                      34,000               87,000
Payables      		    	    11,833  	       14,977
Revenue                           92,121               15,304
Operating Expense                 32,692               30,187
Cash                              82,525		       30,485



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

None

Item 3. Defaults Upon Senior Securities

N/A

Item 4. Submission of Matters to a Vote of Security Holders

N/A

Item 5. Other Information -L0S ANGELES-(BUSINESS WIRE)- September 14, 2004
World Wide Motion Pictures Corporation (WWMO) today reported that a
Memorandum of Understanding had been executed between WWMO and American
Pioneer Financial Services Inc. (APFS).
  WWMO and APFS have signed a Memorandum of Understanding with the objective of constructing a full Acquisition Agreement within 60 days.
The tentative arrangement would allow for WWMO and subsidiaries to acquire APFS, which includes subsidiaries Bascom Remmington Russell Marketing Corporation, Mortgage Technology Corporation, Gold Software Technologies, alyXsys and
One Work
Station. The acquisition by WWMO of APFS will result in APFS obtaining fully reporting publicly held status with trading of its securities on the Electronic Bulletin Board.
The shareholders of APFS and affiliates would retain a majority interest in the resulting diversified corporations. The acquisitions are contingent upon the approval of the Boards of Directors and Shareholders of all participating corporations. "The company and its advisors have been working diligently at perfecting this potential acquisition for nearly 3 months and are enthusiastic about the potential for the co-mingling of World Wide's businesses and philosophies with APFS's highly diversified enterprises, "said Paul Hancock WWMO's President/CEO.Hancock added: "As we previously disclosed in our last Press Release, this potential acquisition will allow all entities to explore further into capital markets and take advantage of a wide array of other potential opportunities including broader roll-up possibilities to help increase shareholder value." Any forward-looking statements contained in this release reflecting management's best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in the forward-looking statements included herein as a result of a number of factors including but not limited to WWMO's ability to enter into various financing programs, competition from other companies, acquisition of suitable motion pictures, and the performance of films in general licensed by WWMO.  Founded in 1977, World Wide Motion Pictures
Corp. is a diversified company, with shareholders through the world, which is involved in the development, financing, production and distribution of feature films, documentaries, short subjects,  industrials and television productions. WWMO's industry executives and Board members have produced, distributed and consulted on a wide variety of film and television projects, earning  Academy Awards,  Emmy Awards and prizes
from world film festivals.  Visit the company website:   http://www.wwmpc.com.

Item 6. Exhibits and Reports on Form 8-K

N/A


SIGNATURES

          Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                           WORLD WIDE MOTION PICTURES CORPORATION


October 17, 2004           /s/Paul D. Hancock
                              Paul D. Hancock
                              President & Chief Executive Officer


October 17, 2004           /s/A. Robert Sobolik
                              A. Robert Sobolik
                              Executive Vice President/Treasurer


CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of World Wide Motion Pictures Corporation (the "Company") on Form 10-QSB for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul D. Hancock, Chief Executive Officer of the Company, hereby certify, pursuant to and solely for the purpose of 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.
78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                        /s/ Paul D. Hancock
                            -----------------------
                            Paul D. Hancock
                            President and Chief Executive Officer
October 18, 2004

CERTIFICATION OF EXECUTIVE VICE PRESIDENT/TREASURER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of World Wide Motion Pictures Corporation (the "Company") on Form 10-QSB for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, A. Robert Sobolik, Executive Vice President/Treasurer of the Company, hereby certify, pursuant to and solely for the purpose of 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.
78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                        /s/ A. Robert Sobolik
                            -----------------------
                            A. Robert Sobolik
                            Executive Vice President/Treasurer
October 18, 2004




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


Date:  October 18, 2004              /s/ Paul D. Hancock
                                        ________________________
                                        Paul D. Hancock
                                        President and
                                        Chief Executive Officer


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


Date:  October 18, 2004              /s/ A. Robert Sobolik
                                        _________________________
                                        A. Robert Sobolik
                                        Executive Vice President/
                                        Treasurer












1615: