Form 10QSB/A
period 2004-09-30
WORLD WIDE MOTION PICTURES CORP
filed 2004-12-28
CIK 1005502

1:
10QSB/A
<SEQUENCE>1
<FILENAME>qsbsept04.txt


<SEQUENCE>1
<FILENAME>qsbasept04.txt
4:    10QSBA FILING FOR 09-30-04

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

 Earnings available to common
stockholders                          None             None

Earnings per common share,
assuming full dilution                None             None

The accompanying Notes to December 31, 2003 Consolidated
Financial Statements are an integral part of these Financial
Statements.


Consolidated Statement of Cash Flows
WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2003 and 2004
(Unaudited)
                                         Nine months ended
                                              Sept 30,
                                        -------------------
                                        2003         2004
                                        ----         ----
Cash flows from operating activities:

Net Income (loss)                       $(14,883)   $ 5,265

Adjustments to reconcile net income
(loss) to net cash provided by or used
in operating activities:

Depreciation                               4,164       4,164

Rental Return                                        (50,000)

Changes in assets and liabilities:

Accounts receivable                        3,000      50,000
Accounts payable                            (171)        -0-
Notes payable                                -0-       (2,000)

Net cash provided by (used in) operating
activities:                               ( 7,890)     7,429

Net cash provided by investing activities (14,302)       -0-

Financing Activities:
Acquisition Option                           -0-      50,000
Proceeds from issuance of stock             3,479        -0-

Net increase/decrease in cash             (18,713)    57,429

Cash balances - beginning of period        49,198     25,096
 as of January 1, 2004

Cash balances - as of Sept 30, 2004        30,485     82,525

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