Form 10KSB/A
period 2003-12-31
WORLD WIDE MOTION PICTURES CORP
filed 2005-02-15
CIK 1005502

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

The Company has an active 17-member Board of Directors; Board designated committees including Executive, Audit, Finance, and Personnel; staff operating committees including Production and Product Development, Ethical Standards, and Experimental projects; elected officers, and an Advisory Board of Directors. Certain other individuals who provide technical, theatrical, marketing, business, and production services to the Company on a specific ongoing basis have entered into contracts with the Company.

The following transactions represent certain events that have transpired throughout the history of the Company's business that resulted in major developments within the Company's current corporate strategic plan and the specific developments regarding the company's business in the last three years.

  CORPORATE ACQUISITION BY THE PREDECESSOR

In March of 1981, the Predecessor acquired G.L. Productions Inc., a Washington, D.C. company ("GLP") and all of its assets. GLP was a production and distribution company producing and distributing short subject, docudrama, documentary and industrial motion pictures. Certain of GLP's productions were produced and distributed in conjunction with the United States Government Central Intelligence Agency. The Predecessor acquired GLP by the exchange of 12,469 then authorized and previously unissued shares of the Predecessor which, upon merger with the Company, became 2,012,814 shares of common stock of the Company. These shares were issued to GLP's president and sole owner, George T. Lindsey, for 1000 shares of GLP unregistered common stock representing 100% of GLP's outstanding common stock. Mr. Lindsey is currently a Vice President for the Company and is entitled to a contractual sales commission.

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

Currently, in addition to World Wide Film and Television
Institute Inc., the company has two active "production" corporation subsidiaries; World Wide Productions Inc., which was recently used for the production of the feature length motion picture entitled "Shattered Illusions" featuring Morgan
Fairchild, Bruce Weitz, Richard Lynch, and Dan Monahan; World
Wide Productions Inc. for the production of an upcoming specialty television production entitled "The Classics", and the feature length motion picture tentatively entitled "Along for the Ride";
and World Wide Entertainment Inc. with several feature film and television productions in development and/or distribution including the award-winning Australian feature film entitled "Amy", starring Rachel Griffiths and the award-winning historical feature film entitled "Ninth Street", starring Martin Sheen and Isaac Hayes.


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

Item 4.  Submission of Matters to a Vote to Security Holders.

On December 23, 2000, the Company filed Proxy material with the Securities and Exchange Commission in accordance with Rule 14(a). The proxy statement requested shareholders to vote for management nominees to the Company's Board of Directors. Of special significance, Management's recommendations were elected; 25,973,348 shares in favor, 200,000 shares opposed, and 26000 shares abstained. Management also requested shareholders to approve a combination restructuring of the outstanding stock of the Company (reverse split). The shareholders approved the restructuring as filed with the Securities and Exchange Commission in accordance with Rule 14(a), 25,473,348 shares in favor, 225,000 shares opposed, and 501,000 shares abstained. The restructuring effectuated in the years 2000 and 2001 has subsequently had a substantial affect on the company's financial statements in 2003.

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

As of December 31, 2003, the latest practicable date for which information is available, the Registrant had approximately 1100 holders of record of the Registrant's common equity.

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


 RESULTS OF OPERATIONS

Year ended December 31, 2003 compared
to year ended December 31, 2002

For the year ended December 31, 2003, net loss was $(6,356,858). For the year ended December 31, 2002, net loss was $(37,382).
The increased loss in 2003 resulted from the year 2003 $6,241,258 writedown of motion picture and television properties and the $68,500 provision for doubtful accounts. The writedown resulted primarily from management's lower valuation of certain of its completed motion pictures included in its acquired library due to lower future revenue estimates at December 31, 2003 compared to December 31, 2002.

Operating revenues decreased $8,226 (34%) from $24,226 in 2002 to $16,000 in 2003, resulting from a reduction in fee income received for production and distribution services.

Excluding the writedown of motion picture and television properties and the provision for doubtful accounts, operating costs and expenses increased $1,558 (3%) from $60,389 in 2002 to $61,947 in 2003. The increase in 2003 was due to higher stock-based compensation ($8,502 increase) and higher depreciation expense ($4,856 increase) in 2003 compared to 2002, offset by lower other expenses.

The Company has presented a consolidated balance sheet which includes three wholly-owned active subsidiaries: World Wide Productions Inc., World Wide Film & Television Institute, and World Wide Entertainment Inc. The Company's charter allows it to branch into diversified fields of enterprise provided management concludes there is a significant potential for profit. It is the decision of management to continue the major portion of the Company's operations in the motion picture and television industry, but since the primary business objective of the Company is to increase the value of its stockholders' equity, if and when opportunities arise to make profits for the corporation in a diversified industry, the Company shall investigate and if appropriate, pursue such opportunities. The motion picture and television segment of the Company's current or planned operations is the only segment material to the Company's financial statements or condition.

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

The Company currently holds the distribution rights to 301 motion picture and television titles. The revenue competition relative to existing or pending exploitation agreements of the Company's film and television product library and current and future production and distribution of projects is volatile due to the many technological and innovative changes in the industry and also changes regularly occurring in the international economy.

 LIQUIDITY AND CAPITAL RESOURCES

Cash decreased $24,103 from $49,199 at December 31, 2002 to $25,096 at December 31, 2003. This decrease was due to $5,537 used in operating activities, $17,564 used in investing activities, and $1,002 used in financing activities. The $17,564 used in investing activites resulted from the Company's expenditures for additional motion picture and television properties.

At December 31, 2003, the Company had lines of credit with three financial institutions totaling approximately $110,000 and unused lines of credit totaling approximately $96,167.

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

The Company's principal liquidity at the end of 2003 included cash of $25,096 and net accounts receivable of $84,000, and at the end of 2002 included cash of $49,199 and net accounts receivable of $106,478. The Company's liquidity position has remained sufficient to support on-going general administrative expense, pilot programs, strategic position, and the garnering of contracts, relationships and film and television product for addition to the Company's library, and the financing, packaging, development and production of two feature films and marketing and distribution of specialty television projects and product.

Although the Company during 2002 and 2003 earned revenues, unless the Company has an influx of additional capital, the Company will not be able to accomplish its planned objectives and revenue projections. Accordingly, the Company intends to resolve and provide for its liquidity needs as well as provide for the needed capital resources to expand its operations through future proposed public offerings of its common shares to the public. It is anticipated that offerings may commence within the next 24 months for an amount to be determined by the Company and its underwriter(s).

To meet the Company's interim liquidity and capital resources needs, the Company is presently investigating the possibilities of future loans and is considering future sales of unregistered common equity to accredited investors under one or more exemptions that provide for same. In the event loans are obtained, one of the terms may provide that such loans be repaid from the proceeds derived from the Company's contemplated public offering. A primary use of public offering proceeds would be the further exploitation of the Company's current completed product film and television library, participations in completed films, and the continued development, production and marketing/distribution of new film and television production opportunities.

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

Item 7.  	Financial Statements.

WORLD WIDE MOTION PICTURES CORPORATION
Index to Financial Statements
								  Page

Reports of Independent Auditors					  F-2

Financial Statements:

   Consolidated Balance Sheets as of December 31, 2003 and 2002	  F-3

   Consolidated Statements of Operations for the years ended
      December 31, 2003 and 2002				  F-4

   Consolidated Statements of Stockholders' Equity
      for the years ended December 31, 2003 and 2002		  F-5

   Consolidated Statements of Cash Flows for the years ended
      December 31, 2003 and 2002				  F-6

   Notes to Consolidated Financial Statements			  F-7


F-2.

REPORT OF INDEPENDENT AUDITOR

To the Board of Directors and Stockholders of World Wide Motion Pictures Corporation

I have audited the accompanying consolidated balance sheet of World Wide Motion Pictures Corporation and subsidiaries (the "Company") as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World Wide Motion Pictures Corporation and subsidiaries as of December 31, 2003 and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The consolidated balance sheet of the Company as of December 31, 2003 includes motion picture and television properties (less accumulated amortization) of $4,279,584. As more fully described in Notes 2 and 4 to the consolidated financial statements, the properties are stated at the lower of amortized cost or estimated fair value on an individual film basis. Estimated fair values of the respective properties are based on management estimates of future revenues from the respective properties. Actual future revenues from these properties may differ materially from such estimates as a result of many factors, including the amount of capital available to exploit the properties.


				/s/ Michael T. Studer CPA P.C.
     				    Michael T. Studer CPA P.C.


Freeport, New York
February 11, 2005



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

Reed & Taylor, CPAs, P.C.
Detroit, Michigan
March 12, 2004


F-3.

WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
							            December 31,
				 			        2003            2002
Assets

Cash						 	    $   25,096     $    49,199
Accounts receivable, less allowance for doubtful
   accounts of $68,500 and $0, respectively		        15,500         106,478
Motion picture and television properties, less
   accumulated amortization and writedowns of
   $6,324,914 and $78,292, respectively		             4,279,584      10,508,642
Equipment, less accumulated depreciation of $5,232
   and $188, respectively		 	                45,205 	        50,249
Other assets		                    		          -                634

Total assets					            $4,365,385     $10,715,202

Liabilities and Stockholders' Equity

Liabilities:
   Debt						    	    $   30,833     $    31,835
   Accounts payable and accrued liabilities		           - 	           710

   Total liabilities		 			        30,833 	        32,545

Stockholders' equity :
   Preferred stock, $.01 par value; authorized 1,000,000
    shares, issued and outstanding 468,217 and 454,217
    shares, respectively (liquidation preference of $4,682)	 4,682		 4,542
   Preferred stock, $10.00 par value; authorized 100,000
    shares, issued and outstanding 23,000 and 22,000
    shares, respectively (liquidation preference of $230,000)	230,000		220,000
   Common stock, $.001 par value; authorized
    100,000,000 shares, issued and outstanding
    13,034,752 and 12,174,462 shares, respectively		13,035 		12,174
   Additional paid-in capital		 		    10,418,672 	    10,420,920
   Retained earnings (deficit) 		 		    (6,331,837)		25,021

   Total stockholders' equity 		 		     4,334,552 	    10,682,657

Total liabilities and stockholders' equity		    $4,365,385 	   $10,715,202

See notes to consolidated financial statements.


F-4.

WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

							      Year Ended December 31,
							         2003		2002

Operating revenues					   $    16,000 	   $   24,226

Operating costs and expenses:
   General and administrative (including stock-based
      compensation of $8,603 and $101, respectively)		51,539 	       54,837
   Provision for doubtful accounts		 		68,500 		  -
   Depreciation of equipment		 			 5,044 		  188
   Amortization of motion picture and television properties	 5,364 		5,364
   Writedown of motion picture and television properties     6,241,258 		  -

   Total operating costs and expenses		 	     6,371,705 	       60,389

Income (loss) from operations		 		    (6,355,705)	      (36,163)

Other income (expense):
   Interest income		 				   328 		  578
   Interest expense		 				(1,481)	       (1,797)

Net loss						   $(6,356,858)	      (37,382)

Loss per share - basic and diluted			   $     (0.51)	   $	(0.00)

Weighted average number of common shares outstanding:
   Basic		 				    12,531,720 	   12,093,769

   Diluted		 				    13,296,988 	   12,859,037

See notes to consolidated financial statements.


F-5.

WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2003 and 2002

								 Additional   Retained	  Total
		      Preferred Stock	    Common Stock	 Paid-in      Earnings	  Stockholders'
		      Shares    Amount	  Shares      Amount	 Capital     (Deficit)	  Equity

Balances,

   December 31, 2001  476,217 $224,542  11,972,730 $ 11,973   $ 9,498,821
									    $62,403 	$9,797,739

Shares sold
   at $.001 per share	 -	   -	    100,000	  100	      -		    -		 100

Shares issued
   for services		 -	   -	    101,732	  101	      -		    -		 101

Adjustment to
   motion picture
   and television
   properties	 	 - 	   - 	       - 	   - 	   922,099 	    -	     922,099

Net loss		 -	   -	       -	   -	      -		(37,382)     (37,382)

Balances,

December 31, 2002    476,217    224,54    212,174,462   12,174   10,420,920
										 25,021   10,682,657

Shares issued
   for services	 	 - 	   - 	    860,290	  861	     7,742	   - 	       8,603

Shares issued
   for payable	       15,000 	 10,140	       - 	   - 	    (9,990)	   - 	  	 150

Net loss	 	 - 	   - 	       - 	   - 	      -      (6,356,858)  (6,356,858)

Balances,

December 31, 2003   491,217	$234,682  13,034,752   $ 13,035 $10,418,672
									    $(6,331,837)  $4,334,552

See notes to consolidated financial statements.


F-6.

WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

							      Year Ended December 31,
							         2003		2002

Cash flows from operating activities:
   Net income (loss)					   $(6,356,858)    $  (37,382)
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
      Shares issued for services		 		 8,603		  101
      Provision for doubtful accounts receivable 		68,500 		   -
      Amortization of motion picture and television properties	 5,364 		5,364
      Writedown of motion picture and television properties  6,241,258 		4,181
      Depreciation of equipment		 			 5,044 		  188
      Changes in assets and liabilities:
         Accounts receivable		 			22,478 	       85,800
         Other assets		 				   634  	8,284
         Accounts payable and accrued liabilities		  (560)	       (4,024)

   Net cash provided by (used in) operating activities		(5,537)	       62,512

Cash flows from investing activities:
   Additions to motion picture and television properties       (17,564)		  -
   Equipment purchases		 				   - 		 (500)

   Net cash provided by (used in) investing activities	       (17,564)		 (500)

Cash flows from financing activities:
   Common stock sold for cash		 			   - 		  100
   Net increase (decrease) in debt		 		(1,002)	      (76,465)

   Net cash provided by (used in) financing activities		(1,002)	      (76,365)

Net increase (decrease) in cash		 		       (24,103)	      (14,353)

Cash, beginning of year		 				49,199 	       63,552

Cash, end of year					   $	25,096 	   $   49,199

Supplemental disclosures:
   Cash payments made during the year:
      Interest 						   $	 1,481 	   $ 	1,797

      Income taxes 					   $	   - 	   $ 	  -

See notes to consolidated financial statements.


F-7.

WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2003 and 2002

1. Description of Business

World Wide Motion Pictures Corporation ("WWMPC") was incorporated
in Michigan on December 9, 1980.   WWMPC and its subsidiaries
(collectively, the "Company") acquire, finance, produce, develop, and distribute motion picture and television properties and render consulting services to the entertainment industry.

2. Summary of Significant Accounting Policies

a. Principles of consolidation

   The consolidated financial statements include the accounts of WWMPC and its four wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

b. Cash and cash equivalents

   For purposes of the consolidated balance sheets and statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

c. Revenue recognition

   The Company recognizes revenues in accordance with Statement of Position No. 00-2, "Accounting by Producers or Distributors of Films" (the "SOP") issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants in June 2000.

d. Motion picture and television properties

   Motion picture and television properties are stated at the lower of amortized cost or estimated fair value on an individual film basis. The valuation is reviewed on a title-by-title basis and is determined using management's future revenue and cost estimates and a discounted cash flow approach.

   Costs of acquired libraries and other costs are amortized using the individual-film-forecast method, whereby costs are amortized and participation and residual costs are accrued in the proportion that current year's revenue bears to management's estimate of ultimate revenue at the beginning of the current year expected to be recognized from the exploitation, exhibition, or sale of the properties. Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the motion picture or television program.

   A substantial portion of the Company's properties are completed motion pictures and television programs purchased from third parties by the exchange of shares of WWMPC Common
   Stock and WWMPC Preferred Stock.

   Valuation methods of motion picture and television properties vary considerably within the industry. In addition to completed properties, valuation may also apply to film and television productions under development or in production, distribution/syndication contracts, video or DVD properties, participation agreements, performer and production related contracts and various residuals.

e. Equipment

   Equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets.

f. Income taxes

   Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.
   Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

g. Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

h. Loss per share

   Basic earnings (loss) per share is calculated based on the weighted average common stock outstanding for the period. Diluted earnings (loss) per share includes the impact of convertible securities (such as convertible preferred stock), if dilutive.

i. Stock-based compensation

   The Company expenses stock-based compensation at fair value in accordance with SFAS No. 123, "Accounting for Stock-Based
   Compensation".

j. Reclassification

   Certain prior year information has been reclassified to be comparable to the current year presentation.

3. Motion Picture and Television Properties

Motion picture and television properties consist of:

							      Year Ended December 31,
							         2003		2002

   Acquired library of completed motion
    pictures and television productions			   $ 9,698,549	   $ 9,698,549
   Acquired screenplays and development costs		       905,949	       888,385

   Totals						    10,604,498	    10,586,934

   Accumulated amortization and writedowns		    (6,324,914)	       (78,292)

   Motion picture and television properties - net	   $ 4,279,584	   $10,508,642

Motion picture and television properties (net) changed as follows:

							      Year Ended December 31,
							         2003		2002

   Balance, beginning of year				   $10,508,642	   $ 9,596,088
   Additions							17,564	       917,918
   Amortization							(5,364)	        (5,364)
   Writedowns						    (6,241,258)		   -

   Balance, end of year					   $ 4,279,584	   $10,508,642

4. Debt

Debt consists of:
							            December 31,
				 			        2003            2002
   Due bank (under $70,000 line of credit),
      interest at 8%, due in monthly installments
      of principal and interest, secured by personal
      guarantees of WWMPC officers			   $    13,833 	   $    14,835

   Due related party, interest at 0%, due on demand
      (lender has agreed to waive payment until such
      time as the Company has sufficient working
      capital to accomplish its objectives)		 	17,000 		17,000

   Totals						   $	30,833 	   $	31,835

   At December 31, 2003, the Company had lines of credit with three financial institutions totaling approximately $110,000 and unused lines of credit totaling approximately $96,167.

5. Preferred Stock

   Commencing in 1988, WWMPC has issued different series of preferred stock, some $.01 par value and some $10.00 par value, to acquire motion picture and television properties and to compensate for services. The preferred stock ranks senior to the common stock in respect of dividends and liquidation rights. Shares of preferred stock are nonvoting and are not entitled to mandatory dividends. Some series of preferred stock are convertible into common stock; other series are not.

At December 31, 2003, preferred stock consists of:

						Number
			Number			Shares of
			Shares of		Common Stock
Series			Preferred Stock		Convertible Into

$.01 Par Value:
89-B			     717 		  2,868
91-C			   1,000 		  4,000
02-D+E			  26,000 		104,000
94-F+E			  51,000 		 20,400
94-H+I			   7,500 		 30,000
96-J			  15,000 		 30,000
99-K			  10,000 		      0
00-L+M			  25,000 		      0
01-M+O			  28,000 		      0
02-Q			  75,000 		150,000
02-R			 200,000 		400,000
02-S			  10,000 		 20,000
02-T			   5,000 		      0
03-U			  14,000 		      0

$.01 par value totals	 468,217 		761,268

$10.00 Par Value:
88-A			  20,000 		  4,000
01-N+P			   2,000 		      0
03-V			   1,000 		      0

$10.00 par value totals	  23,000 		  4,000

Total preferred stock	 491,217 		765,268

6. Income Taxes

   WWMPC and its subsidiaries file consolidated federal income tax returns.

   The Company's effective tax rate differs from the U.S. federal income tax rate for the following reasons:

							      Year Ended December 31,
							         2003		2002

   Computed federal income tax (benefit) at 34%		   $(2,161,332)	   $   (12,710)
   Computed state income tax (benefit), net of federal
    tax effect		     				      (370,885)		(2,181)
   Change in valuation allowance		 	     2,532,217 		14,891

   Provision for (benefit from) income taxes		   $	 - 	   $	   -

   Management has not determined it to be more likely than not that a deferred tax asset attributable to the future utilization of net operating loss carryforwards as of December 31, 2003 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2003. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards are available in varying amounts through year 2023 to offset future taxable income.

7. Commitments and Contingencies

   Employment agreement - On October 20, 1983, WWMPC executed an agreement with its president (hereafter, "Hancock"). The agreement provided that Hancock will be the chief executive officer of WWMPC until April 1, 2012 (April 1, 2022, if renewed by Hancock). Under the agreement, Hancock is entitled to an annual salary of $85,000 per year for 1983 and annual salaries thereafter equal to $85,000 plus annual increases equal to the greater of (a) $15,000 or (b) proportionate increases in the Consumer Price Index, plus up to 5% of certain revenues earned by the Company. On February 11, 2005, Hancock waived certain compensation due him and acknowledged that compensation due him was fulfilled as of December 31, 2003.

   Lease agreement - The Company leases its office in Huntington
   Beach, California under a one year lease at rentals of $676 per month.

8. Subsequent Events

   In the year ended December 31, 2004, WWMPC issued a total of 10,747,000 shares of common stock; 9,247,000 shares for services rendered and 1,500,000 shares for motion picture and television properties.


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

SUMMARY COMPENSATION TABLE

                Annual Compensation Long-Term Compensation Awards        Payouts

								         Annual       Securities
Name and                                    Other     Stock   Restricted Underlying
Principal Position     Year Salary Bonus Compensation Awards  Awards     Options/LTIP All Other
(a)                    (b)  ($)(c) ($)(d) ($)(e)      ($)(f)  SARs(#)(g) Payouts($)(h)Comp.($)(i)
*,**,***
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
          President/C.E.O.               Sole Ownership
          Corporate Director             Sole Voting Power
          124 8th Street, #8
          Huntington Beach, CA 92648


          NAME OF                       AMOUNT & NATURE
TITLE     BENEFICIAL OWNERSHIP          BENEFICIAL      PERCENT
OF CLASS  OFFICERS AND DIRECTORS        OWNERSHIP       OF CLASS
--------- -----------------------       ------------    --------

Common    Philip Langwald                103,333           .79%
          Chairman Emeritus/             Sole Ownership
          Corporate Director             Sole Voting Power
          16032 Lemond Hills Trail #173
          Del Ray Beach, FL 33446

Preferred Philip Langwald                2,500
          Chairman Emeritus/             Sole Ownership
          Corporate Director             Sole Voting Power
          16032 Lemond Hills Trail #173
          Del Ray Beach, FL 33446

Common    George T. Lindsey              138,550           1.06%
          Vice President, Creative       Sole Ownership
          Development/Corporate Director Sole Voting Power
          3218 S. 101st St.
          Omaha, NE 68124

Common    Robert Lisnow                  115,000            .88%
          Corporate Director             Sole Ownership
          10866 Wilshire Blvd.           Sole Voting Power
          Los Angeles, CA 90024

Common    Michael Maghini                56,750            .43%
          Associate Vice President,
          Finance                        Sole Ownership
          48 Stonewall Lane              Sole Voting Power
          Madison, CT 06443-2248

Common    Tony Miller                  22,000            .17%
          Associate Vice President,
          Production	               Sole Ownership
          14014 Hamlin                 Sole Voting Power
          Van Nuys, CA 91401

Common    Charles Newirth              25,000            .19%
          Corporate Director           Sole Ownership
          c/o 2120 Main St., Suite 180 Sole Voting Power
          Huntington Beach, CA 92648

          NAME OF                   AMOUNT & NATURE
TITLE	  BENEFICIAL OWNERSHIP      BENEFICIAL      PERCENT
OF CLASS  OFFICERS AND DIRECTORS    OWNERSHIP       OF CLASS
--------  ------------------------  -------------   --------

Common    Lewis O'Neil                 9,800             .07%
          Corporate Director           Sole Ownership
          c/o 2120 Main St., Suite 180 Sole Voting Power
          Huntington Beach, CA 92648

Common    Brian J. Patnoe              976,300           7.49%
          Associate Vice President,    Sole Ownership
          Administration               Sole Voting Power
          c/o 2120 Main St., Suite 180
          Huntington Beach, CA 92648

Preferred Brian J. Patnoe              55,000
          Associate Vice President,
          Administration
          c/o 2120 Main St., Suite 180
          Huntington Beach, CA 92648

Common    A. Robert Sobolik           40,400             .31%
          Executive Vice President/   Sole Ownership
          Treasurer                   Sole Voting Power
          Corporate Director
          132 Ascot Place
          Grass Valley, CA 95940

Common    LeRoy J. Steele             10,000             .08%
          Corporate Director          Sole Ownership
          1977 Gramercy Place         Sole Voting Power
          Los Angeles, CA 90068

Common    Alex Trebek                 70,000             .54%
          Corporate Director          Sole Ownership
          c/o 2120 Main St., Ste 180  Sole Voting Power
          Huntington Beach, CA 92648

Common    Benjamin Whitfield, Jr., Esq.15,600            .12%
          Corporate Director           Sole Ownership
          9000 E. Jefferson            Sole Voting Power
          Detroit, MI 48214

Common    John R. Woodward             235,014           1.80%
          Vice President,              Sole Ownership
          Film Production              Sole Voting Power
          Corporate Director
          850 Alabama Dr., Rte. 2
          Lone Pine, CA 93545

OFFICERS & DIRECTORS AS A GROUP 		5,230,368        40%

OWNERS OF 5% OR MORE OF THE COMPANY'S COMMON EQUITY
Common    Paul D. Hancock              2,834,088          21.74%
          President/C.E.O.             Sole Ownership
          Corporate Director           Sole Voting Power
          124 8th St., #8
          Huntington Beach, CA 92648

Brian J. Patnoe                        976,300            7.49%
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