Form 10KSB/A
period 2003-12-31
WORLD WIDE MOTION PICTURES CORP
filed 2005-02-23
CIK 1005502

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

The principals of the Company have a proven record of professional experience demonstrating their training and knowledge in high quality, cost controlled, moderately budgeted film/video productions and innovative marketing and distribution skills. Certain of these backgrounds include production and marketing experience at both large studios and small independent companies.
The combined number of motion pictures and television productions the production and marketing personnel of the company have been instrumentally involved with, encompass over 200 productions. The production and marketing team is skilled and/or expert in the use of the latest technological filming and video taping techniques, state-of-the-art equipment, and administrative control, ie, experienced budget scheduling and production/distribution cost supervision and marketing and exhibition capabilities. Certain of the technological expertise and/or equipment that is used by the Company's professional personnel include theatrical "Platform Releasing" (e.g., THE RIVER RUNS THROUGH IT (in current video release), Tri Star Pictures, in excess of $30 million in gross revenue worldwide; PULP FICTION (in current video release), Miramax, in excess of $100 million in gross revenue worldwide; THE POSTMAN (in current video release), Miramax, in excess of $15 million in gross revenue worldwide), "Regional Break Releasing", "Test Market Releasing"; Panavision, Kodak, Arroflex, and Nikkagami camera equipment in 16, Super 16 and 35mm gauge format; Avid, Protools, and Media 100 post production and editorial equipment for film and video; Keylight lighting equipment; and DHX, DAK and Nagomi sound equipment.

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

The Company's motion picture and television participation strategy has primarily been to expend its resources and to set in place strategic relationships and contracts in preparation for the continued development, acquisitions, production and/or marketing/distribution of quality moderate budget feature length motion pictures, documentaries, docudramas and television productions. The strategy additionally includes the acquisition of screenplays and teleplays suitable for development/packaging and completed motion pictures and television projects for licensing and marketing/distribution opportunities for all applicable sales territories throughout the world. At such time that additional working capital is secured, it is the Company's opinion that sufficient revenue will be generated by the existing film and television library and future distribution of potential new product, ultimately realizing its projected return on investment. Arrangements for participation by the Company in various feature film and television productions for the last 60months include gross and net revenue participations in the following feature film and television productions ranging between 2-60% of worldwide revenue potential including all markets and all media that the particular production is distributed in.

(1) In 1997 and 1998, post production and distribution preparation of the documentary entitled THE OUTLAW TRAIL, 100 YEARS REVISITED, in association with Western Sunset Films, an 8-year old Los Angeles based documentary production company. (2) In 1998, development and production of the series television production entitled CLASSIC CAR, in association with SLIM, Inc., a 4-year old Los Angeles based television production company. (3) In 1999, the acquisition and preparation for marketing and distribution of the feature film entitled WHAT'S IN A COOKIE produced by production company Rocinante Productions Inc. and providing 50% of gross revenue participation to the Company in perpetuity.
(4) In 2000, the acquisition and preparation for marketing and distribution of the feature films entitled MALEVOLENCE and THE SECOND COMING produced by production company Sig Larsen Productions Inc. and providing 50% of gross revenue participation to the Company in perpetuity. Other arrangements include preparation for Internet marketing and distribution of a feature length film acquired by the Company entitled CITIZEN SOLDIER originally produced by M&D Productions, a 7-year old Los Angeles based film production company, purchased by the Company in 1995 and providing a 60% gross revenue participation to the Company in perpetuity.

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

In February, 2001, the Company commenced theatrical marketingand distribution of the feature film entitled "Amy" with a Los Angeles premier of the film at the AMC Century City theaters, the MANN Westwood Cinema, the Loew's Cineplex, Beverly Center and throughout the Edwards theater circuit in Orange County, California. During the first and second quarters of 2001, the theatrical showings of the film continued with a rollout across the United States in cities including New York, Detroit, Seattle and Palm Springs.

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

ROBERT E. REED, CPA
LINDA W. TAYLOR, CPA

Telephone (313) 961-7258
Fax (313) 961-3110

INDEPENDENT AUDITOR'S REPORT


To the Shareholders and Board of Directors
World Wide Motion Pictures Corporation

We have audited the consolidated balance sheets of World Wide Motion Pictures Corporation and subsidiaries as of December 31, 2002 and 2001, and the related statements of income, stockholders' equity, and cash flows for the years then ended. The financial statements and accompanying notes are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above and accompanying notes presented fairly, in all material respects, the financial position of World Wide Motion Pictures Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Reed & Taylor, CPAs, P.C.
Detroit, Michigan
February 22, 2005


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


F-5.

WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2003 and 2002

								 Additional   Retained	  Total
		      Preferred Stock	    Common Stock	 Paid-in      Earnings	  Stockholders'
		      Shares    Amount	  Shares      Amount	 Capital     (Deficit)	  Equity

Balances,

   December 31, 2001  476,217 $224,542  11,972,730 $ 11,973   $ 9,498,821
									        $62,403   $9,797,739

Shares sold
   at $.001 per share	 -	   -	    100,000	  100	      -		    -		 100

Shares issued
   for services		 -	   -	    101,732	  101	      -		    -		 101

Adjustment to
   motion picture
   and television
   properties	 	 - 	   - 	       - 	   - 	   922,099 	    -	     922,099

Net loss		 -	   -	       -	   -	      -		(37,382)     (37,382)

Balances,

December 31, 2002    476,217    224,542	 12,174,462   12,174   10,420,920
										 25,021   10,682,657

Shares issued
   for services	 	 - 	   - 	    860,290	  861	     7,742	   - 	       8,603

Shares issued
   for payable	       15,000 	 10,140	       - 	   - 	    (9,990)	   - 	  	 150

Net loss	 	 - 	   - 	       - 	   - 	      -      (6,356,858)  (6,356,858)

Balances,

December 31, 2003   491,217	$234,682  13,034,752   $ 13,035 $10,418,672
									    $(6,331,837) $(4,334,552)

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