Form 10QSB/A
period 2004-03-31
WORLD WIDE MOTION PICTURES CORP
filed 2005-03-03
CIK 1005502

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

WORLD WIDE MOTION PICTURES CORPORATION
Index to Financial Statements

									Page

   Consolidated Balance Sheets as of March 31, 2004
      and December 31, 2003						F-2

   Consolidated Statements of Operations
      for the three months ended March 31, 2004 and 2003		F-3

   Consolidated Statements of Cash Flows
      for the three months ended March 31, 2004 and 2003		F-4

   Consolidated Statements of Stockholders' Equity
      for the three months ended March 31, 2004 and 2003		F-5

   Notes to Consolidated Financial Statements				F-6

WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
As of March 31, 2004 and December 31, 2003

						    March 31,	  December 31,
					   	       2004	     2003
						   (Unaudited)
Assets

Cash						   $   15,303 	 $   25,096
Accounts Receivable, less allowance for doubtful
 accounts of $15,500 and $68,500, respectively	       15,500	     15,500
Motion picture and television properties, less
 accumulated amortization and writedowns of
 $6,326,302 and $6,324,914, respectively	    4,278,196	  4,279,584
Equipment, less accumulated depreciation of
 $6,493 and $5,232, respectively		       43,944	     45,205

Total Assets					   $4,352,943	 $4,365,385

Liabilities and Stockholders' Equity

Liabilities:
 Debt						   $   29,833	 $   30,833
 Accounts Payable and Accrued Liabilities		    -		  -

 Total Liabilities				       29,833	     30,833

Stockholders' Equity:
 Preferred Stock, $.01 par value;
  authorized 1,000,000 shares, issued and
  outstanding 468,217 and 468,217 shares,
  respectively (liquidation preference of $4,682)	4,682	      4,682
 Preferred Stock, $10.00 par value;
  authorized 100,000 shares, issued and
  outstanding 23,000 and 23,000 shares,
  respectively (liquidation preference of $230,000)   230,000	    230,000
 Common Stock, $.001 par value; authorized
  100,000,000 shares, issued and outstanding
  13,034,752 and 13,034,752 shares, respectively       13,035	     13,035
 Additional Paid-In Capital			   10,418,672	 10,418,672
 Retained Earnings (deficit)			   (6,343,279)	 (6,331,837)

 Total Stockholders' Equity			    4,323,110	  4,334,552

Total Liabilities and Stockholders' Equity	  $ 4,352,943	$ 4,365,385


See notes to consolidated financial statements.

WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the Three Months Ended March 31, 2003 and 2004
(Unaudited)

						  Three Months Ended March 31,
					   	       2004	     2003

Operating Revenues				   $	1,766 	 $	 82

Operating Costs and Expenses:
 General and Administrative			       10,269	      9,850
 Depreciation of Equipment				1,261		188
 Amortization of Motion Picture and
  Television Properties					1,388	      1,200

 Total Operating Costs and Expenses		       12,918	     11,238

Income (loss) from Operations			      (11,152)	    (11,156)
Other Income (expense):
 Interest Income					   30		 80
 Interest Expense					 (320)	       (370)

Net Loss					   $  (11,442)	    (11,446)

Loss Per Share - Basic and Diluted		   $	(0.00)	$     (0.00)

Weighted average number of
 common shares outstanding
 Basic						   13,034,752	 12,174,462
 Diluted					   13,800,020	 12,939,730


See notes to consolidated financial statements.

WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three-Months Ended March 31, 2003 and 2004
(Unaudited)

						  Three Months Ended March 31,
					   	       2004	     2003

Cash flows from operating activities:
 Net income (loss)				   $  (11,442)	 $  (11,446)
 Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
 Amortization of motion picture and
  television properties					1,388	      1,200
 Depreciation of equipment				1,261		188
 Changes in assets and liabilities:
  Other assets						    -		 (6)
  Accounts payable and accrued liabilities		    -	       (117)

 Net cash provided by (used in)
  operating activities				       (8,793)	    (10,181)

Cash flows from investing activities			    -		  -

Cash flows from financing activities:
  increase (decrease) in debt			       (1,000)	       (254)

 Net cash provided by (used in)
  financing activities				       (1,000)	       (254)

Net increase (decrease) in cash			       (9,793)	    (10,435)

Cash, beginning of period			       25,096	     49,199

Cash, end of period				       15,303	     38,764

Supplemental disclosures:
 Cash payments made during the year:
  Interest						  320		370

  Income taxes						    -		  -


See notes to consolidated financial statements.

WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the Three Months Ended March 31, 2003 and 2004

							Additional   Retained	Total
		   Preferred Stock     Common Stock	paid-In	     Earnings	Stockholders'
		   Shares   Amount  Shares      Amount	Capital	    (Deficit)	Equity
Balances,

December 31, 2003  491,217 $234,682 13,034,752 $13,035 $10,418,672
								   $(6,331,837) $ 4,334,552

Shares Issued		 -	  -	     -	     -		 -	     -		  -

Net Loss							       (11,442)	    (11,442)


Balances,

March 31, 2003     491,217 $234,682 13,034,752 $13,035 $10,418,672
								   $(6,343,279) $ 4,323,110


Item 2. Management's Discussion and Analysis or Plan of Operation

Management's discussion and analysis of financial condition and results of operation should be read in conjunction with the consolidated financial statements and related notes.

RESULTS OF OPERATIONS

The Company's revenue for the three months ending March 31, 2004 was $1,766 as compared to $162 for the comparable period of 2003.
The three month period ending March 31, 2004 net loss prior to depreciation expense and returned sales was ($11,442), and net loss before depreciation for the comparable period ending 2003 of $(10,058).
For the three months ending March 31, 2004, expenses for the Company's development, production and distribution operations and its miscellaneous operations totaled $11,442 compared to $10,221 for the comparable period of 2003. The increase in operating expenses of March 31, 2004 was primarily attributable to the marketing and distribution of the feature length film entitled
"Amy", the reproduction of film and the marketing of the film project "Ninth Street" and the promotion of several other projects.
The increase in revenue attributable to the first quarter 2004 is due to revenue pursuant to the exploitation of the film project "Ninth Street", "Shattered Illusions" and "Amy". There were no resultant per share earnings to common stockholders in March 31, 2004 and March
31, 2003. The Company derives its revenues from the licensing of its newly created film and television productions, the licensing of its inventory of previously produced films or television productions and fees received for professional services provided to the industry. The Company also receives revenue for the marketing and distribution of product produced or owned by 3rd party producers and production companies. The generation of revenue in the motion picture and television industry is highly competitive which may have a material impact on the Company's financial statements.

The following table presents operations data and selected statistical information for the periods indicated.

                                                  Three
                                        Months Ended March 31,
                                           2003		  2004
                                           ----		  ----

Revenues			      $	   162        $   1,766
Costs and Expenses
 Operating & Administration expenses	11,238		 12,918
 Depreciation and amortization		 1,388		  2,649

Income (Loss)			      $(11,446)	      $ (11,152)

The Company has presented a consolidated balance sheet which includes four wholly-owned active subsidiaries: World Wide Inc., World Wide Productions Inc., World Wide Film & Television Institute, and World Wide Entertainment Inc. The Company's charter allows it to branch into diversified fields of enterprise provided management concludes there is a significant potential for profit. It is the decision of management to continue the major portion of the Company's operations in the motion picture and television industry, but since the primary business objective of the Company is to increase the value of its stockholders' equity, if and when opportunities arise to make profits for the corporation in a diversified industry, the Company shall investigate and if appropriate, pursue such opportunities. The motion picture and television segment of the Company's current or planned operations is the only segment material to the Company's financial statements or condition.

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


GENERAL

In fiscal 2003 and the first three months of 2004 the Company continued its involvement in a variety of film and television projects relative to development, acquisitions, packaging, production and marketing/distribution activities. The Company also continued to pursue potential diversified business opportunities that have cash flow possibilities. Management believes that a film or television production's economic success is dependent upon several overlapping factors including general public appetite of a potential genre or performer at the time of release, domestic and international marketing philosophy, applicable usage of existing and new and emerging technology, advertising strategy with resultant penetration and the overall quality of the finished production. The Company's film and television productions may compete for sales with numerous independent and foreign productions as well as projects produced and distributed by a number of major domestic and foreign companies, many of which are units of conglomerate corporations with assets and resources substantially greater than the Company's. Management of the Company believes that in recent years there has been an increase in competition in virtually all facets of the Company's business. Specifically, the motion picture industry competes with television and other forms of leisure-time entertainment. Since the Company may for certain undetermined markets and products distribute its product to all markets and media worldwide, it is not possible to determine how its business as a whole will be affected by these developments and accordingly, the resultant impact on the financial statements. The Company has currently obtained or arranged for the investment capital to produce and/or distribute a minimum of two full length feature films or specialty television productions within the next two years. In addition to the development, financing, production, and distribution of motion picture and television product, the Company expects to continue to exploit a portion or portions of the Company's completed film and television library to a wide variety of distribution outlets including network television, cable television, satellite broadcast, pay-per-view, and home video sales. Specifically, live action motion pictures are generally licensed for broadcast on commercial television following limited or wide release distribution to theatrical outlets (theaters), home video and pay television. Licensing to commercial television is generally accomplished pursuant to agreements which allow a fixed number of telecasts over a prescribed period of time for a specified license fee. Television license fees vary widely, from several thousand to millions of dollars depending on the film or television production, the number of times it may be broadcast, whether it is licensed to a network or a local station and, with respect to local stations, whether the agreement provides for prime-time or off-time telecasting. Licensing to domestic and foreign television stations (syndication) is an important potential source of revenue for the Company, although in recent years the prices obtainable for individual film and television product in domestic syndication have declined as pay television licensing has grown. The growth of pay television and home video technologies, i.e. DVD (Digital Video Disk) and HDTV (High Definition television), has had an adverse effect on the fees obtainable from the licensing of film and television product to networks and local television stations. Thereby potentially effecting the Company's ability to generate substantive revenue from this particular venue; however increasing revenue potential in other areas. Conversely, the Company may derive revenue from the marketing and sale, either directly or through licensees, of motion pictures and other filmed or videotaped product on videocassette or Digital Video Disk for playback on a television set or monitor through the use of videocassette recorders ("VCRs"), digital video disk recorders and continued advancements of pay television (cable), satellite broadcast technologies, and Internet applications domestically and internationally. The Company currently holds the distribution rights to 301 motion picture and television titles.The revenue competition relative to existing or pending exploitation agreements of the Company's film and television product library and current and future production and distribution of projects is volatile due to the many technological and innovative changes in the industry and also changes regularly occurring in the international economy.

LIQUIDITY AND CAPITAL RESOURCES

At the end of the First Quarter 2004, the Company experienced a net loss of (11,152). At March 31, 2004, the Company had $15,304 in cash and no cash equivalents and in the same period, 2003, the Company had $38,764 in cash and no cash equivalents. The Company anticipates that its existing capital resources may be adequate to satisfy its capital requirements for the forseeable future. However, to accomplish the Company's planned activities, it will need to raise additional funds through public or private financings in the form of debt or equity. The Company has available substantial loss carry forwards for federal income tax purposes. The exact amount of the loss carryforwards is uncertain until the Company reaches an understanding with the Internal Revenue Service in that regard. In order to finance its operations, working capital needs and capital expenditures, the Company utilized revenue from licensing fees, loans, proceeds from the private sale of equity securities, deferred compensation, profit participation, and equity in exchange for services and product.

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

In 1997 and 1998, management revalued its inventory based on management's receipt of commentary from the Securities and Exchange Commission, with an appraisal of potential resale value, worthiness as works of art, and potential licensing capabilities, resulting in a reduction in management's estimate of a net realizable value. Further, at year end December 31, 2003, management relative to current world events, industry developments, governmental policy and new accounting standards effected a substantial additional writedown of inventory value.

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