Form 10QSB/A
period 2004-03-31
WORLD WIDE MOTION PICTURES CORP
filed 2005-03-08
CIK 1005502

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

WORLD WIDE MOTION PICTURES CORPORATION
Index to Financial Statements

									Page

   Consolidated Balance Sheets as of March 31, 2004
      and December 31, 2003						F-2

   Consolidated Statements of Operations
      for the three months ended March 31, 2004 and 2003		F-3

   Consolidated Statements of Cash Flows
      for the three months ended March 31, 2004 and 2003		F-4

   Notes to Consolidated Financial Statements				F-5

WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
As of March 31, 2004 and December 31, 2003

						    March 31,	  December 31,
					   	       2004	     2003
						   (Unaudited)
Assets

Cash						   $   15,303 	 $   25,096
Accounts Receivable, less allowance for doubtful
 accounts of $15,500 and $68,500, respectively	       15,500	     15,500
Motion picture and television properties, less
 accumulated amortization and writedowns of
 $6,326,302 and $6,324,914, respectively	    4,278,196	  4,279,584
Equipment, less accumulated depreciation of
 $6,493 and $5,232, respectively		       43,944	     45,205

Total Assets					   $4,352,943	 $4,365,385

Liabilities and Stockholders' Equity

Liabilities:
 Debt						   $   29,833	 $   30,833
 Accounts Payable and Accrued Liabilities		    -		  -

 Total Liabilities				       29,833	     30,833

Stockholders' Equity:
 Preferred Stock, $.01 par value;
  authorized 1,000,000 shares, issued and
  outstanding 468,217 and 468,217 shares,
  respectively (liquidation preference of $4,682)	4,682	      4,682
 Preferred Stock, $10.00 par value;
  authorized 100,000 shares, issued and
  outstanding 23,000 and 23,000 shares,
  respectively (liquidation preference of $230,000)   230,000	    230,000
 Common Stock, $.001 par value; authorized
  100,000,000 shares, issued and outstanding
  13,034,752 and 13,034,752 shares, respectively       13,035	     13,035
 Additional Paid-In Capital			   10,418,672	 10,418,672
 Retained Earnings (deficit)			   (6,343,279)	 (6,331,837)

 Total Stockholders' Equity			    4,323,110	  4,334,552

Total Liabilities and Stockholders' Equity	  $ 4,352,943	$ 4,365,385


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

WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2004 and 2003
(Unaudited)

1.	Interim Financial Statements

The unaudited financial statements as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2004 and the results of operations and cash flows for the three month periods ended March 31, 2004 and 2003. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2004 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2003 as included in our report on Form 10-KSB.

2.	Description of Business

World Wide Motion Pictures Corporation ("WWMPC") was incorporated in Michigan on December 9, 1980. WWMPC and its subsidiaries (collectively, the "Company") acquire, produce, finance, develop, and distribute motion picture and television properties and render consulting services to the entertainment industry.

3.	Motion Picture and Television Properties

At March 31, 2004, motion picture and television properties consist of:

   Acquired library of completed motion
      pictures and television productions	      $	 9,698,549
   Acquired screenplays and development costs		   905,949

   Totals						10,604,498

   Accumulated amortization and writedowns		(6,326,302)

   Motion picture and television properties - net     $	 4,278,196

Substantially all the Company's motion picture and television properties were acquired from third parties in exchange for shares of WWMPC Common Stock and WWMPC Preferred Stock.

The motion picture and television properties are stated at the lower of amortized cost or estimated fair value on an individual film basis. Estimated fair values of the respective properties are based on management estimates of future revenues from the respective properties. Actual future revenues from these properties may differ materially from such estimates as a result of many factors, including the amount of capital available to exploit the properties.

4.  Commitments and Contingencies

Employment agreement - On October 20, 1983, WWMPC executed an agreement with its president (hereafter, "Hancock"). The agreement provided that Hancock will be the chief executive officer of WWMPC until April 1, 2012 (April 1, 2022, if renewed by Hancock). Under the agreement, Hancock is entitled to an annual salary of $85,000 per year for 1983 and annual salaries thereafter equal to $85,000 plus annual increases equal to the greater of (a) $15,000 or (b) proportionate increases in the Consumer Price Index, plus up to 5% of certain revenues earned by the Company. Hancock has waived unpaid compensation due him as of December 31, 2003 and current compensation indefinitely, except in the event of a hostile acquisition of the corporation.

Lease agreement - The Company leases its office in Huntington Beach, California under a one year lease at rentals of $676 per month.

5.   Subsequent Events

In the nine months ended December 31, 2004, WWMPC issued a total of 10,747,000 shares of common stock; 9,247,000 shares for services rendered and 1,500,000 shares for motion picture and television properties.


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