Form 10QSB/A
period 2004-06-30
WORLD WIDE MOTION PICTURES CORP
filed 2005-03-17
CIK 1005502

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

F-1

WORLD WIDE MOTION PICTURES CORPORATION
Index to Financial Statements

									Page

Financial Statements:

   Consolidated Balance Sheets as of June 30, 2004 and
      December 31, 2003							F-2

   Consolidated Statements of Operations for the three and
      six months ended June 30, 2004 and 2003				F-3

   Consolidated Statements of Cash Flows for the six months
      ended June 30, 2004 and 2003					F-4

   Notes to Consolidated Financial Statements				F-5


F-2

WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

						        June 30,    December 31,
						          2004	        2003
						      (Unaudited)
Assets

Cash						      $   25,797    $   25,096
Accounts receivable, less allowance for doubtful
   accounts of $15,500 and $68,500, respectively          15,500        15,500
Motion picture and television properties, less
   accumulated amortization and writedowns of
   $6,327,690 and $6,324,914, respectively	       4,276,808     4,279,584
Equipment, less accumulated depreciation of $7,754
   and $5,232, respectively			          42,683        45,205

Total assets					      $4,360,788    $4,365,385

Liabilities and Stockholders' Equity

Liabilities:
   Debt						      $   29,433    $   30,833
   Accounts payable and accrued liabilities		       -	     -

   Total liabilities					  29,433	30,833

Stockholders' equity:
   Preferred stock, $.01 par value;
       authorized 1,000,000 shares,
       issued and outstanding 468,217 and
       468,217 shares, respectively
       (liquidation preference of $4,682)		   4,682	 4,682
   Preferred stock, $10.00 par value;
       authorized 100,000 shares,
       issued and outstanding 23,000 and
       23,000 shares, respectively
       (liquidation preference of $230,000)		 230,000       230,000
   Common stock, $.001 par value;
       authorized 100,000,000 shares,
       issued and outstanding 17,666,752 and
       13,034,752 shares, respectively			  17,667	13,035
   Additional paid-in capital			      10,460,360    10,418,672
   Retained earnings (deficit)			      (6,381,354)   (6,331,837)

   Total stockholders' equity			       4,331,355     4,334,552

Total liabilities and stockholders' equity	      $4,360,788    $4,365,385


See notes to consolidated financial statements.


F-3

WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

			  Three Months Ended June 30, Six Months Ended June 30,

				   2004	        2003	     2004	  2003

Operating revenues	    $    20,047  $	  51  $    21,813 $	   133

Operating costs and expenses:
   General and administrative
      (including stock-based
      compensation of $46,320,
      $670, $46,320, and $670,
      respectively)		 55,236       12,848	   65,505	22,698
   Depreciation of equipment	  1,261		 188	    2,522	   376
   Amortization of
      motion picture and
      television properties	  1,388	       1,200	    2,776	 2,400

   Total operating costs
      and expenses		 57,885	      14,236	   70,803	25,474

Income (loss) from operations	(37,838)     (14,185)	  (48,990)     (25,341)

Other income (expense):
   Interest income		     18		  63	       48	   143
   Interest expense		   (255)	(370)	     (575)	  (740)

Net loss		    $	(38,075) $   (14,492) $   (49,517) $   (25,938)

Loss per share -
   basic and diluted	    $	  (0.00) $     (0.00) $     (0.00) $	 (0.00)

Weighted average number of
   common shares outstanding:
   Basic		     15,350,752   12,207,962   14,192,752   12,191,212

   Diluted		     16,116,020   12,973,230   14,958,020   12,956,480


See notes to consolidated financial statements.

F-4

WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
						      Six Months Ended June 30,
							    2004	2003

Cash flows from operating activities:
   Net income (loss)					$  (49,517) $  (25,938)
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
      Shares issued for services			    46,320	   670
      Amortization of motion picture and
	 television properties				     2,776	 2,400
      Depreciation of equipment				     2,522	   376
      Changes in assets and liabilities:
         Accounts receivable					 -	22,748
         Other assets						 -	    (6)
         Accounts payable and accrued liabilities		 -	  (171)

   Net cash provided by (used in) operating activities	     2,101	    79

Cash flows from investing activities:
      Additions to motion picture and television properties	 -     (20,028)

      Net cash provided by (used in) investing activities	 -     (20,028)

Cash flows from financing activities:
   Net increase (decrease) in debt			    (1,400)	  (397)

   Net cash provided by (used in) financing activities	    (1,400)	  (397)

Net increase (decrease) in cash				       701     (20,346)

Cash, beginning of period				    25,096	49,199

Cash, end of period					$   25,797  $	28,853

Supplemental disclosures:
   Cash payments made during the year:
      Interest						$      575  $	   740

      Income taxes					$	 -  $	     -


See notes to consolidated financial statements.


F-5

WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 2004 and 2003
(Unaudited)

1.  Interim Financial Statements

The unaudited financial statements as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2004 and the results of operations and cash flows for the three month and six month periods ended June 30, 2004 and 2003. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month and six month period ended June 30, 2004 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

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

3.  Motion Picture and Television Properties

At June 30, 2004, motion picture and television properties consist of:

   Library of completed motion
      pictures and television productions		$ 9,698,549
   Screenplays and development costs			    905,949

   Totals						 10,604,498

   Accumulated amortization and writedowns		 (6,327,690)

   Motion picture and television properties - net	$ 4,276,808


The majority of the Company's motion picture and television properties were acquired from third parties in exchange for shares of WWMPC Common Stock and WWMPC Preferred Stock.

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

4.  Commitments and Contingencies

Employment agreement - On October 20, 1983, WWMPC executed an agreement with its president (hereafter, "Hancock"). The agreement provided that Hancock will be the chief executive officer of WWMPC until April 1, 2012 (April 1, 2022, if renewed by Hancock). Under the agreement, Hancock is entitled to an annual salary of $85,000 per year for 1983 and annual salaries thereafter equal to $85,000 plus annual increases equal to the greater of (a) $15,000 or (b) proportionate increases in the Consumer Price Index, plus up to 5% of certain revenues earned by the Company. Hancock has waived unpaid compensation due him as of June 30, 2004.

Lease agreement - The Company leases its office in Huntington Beach, California under a one year lease at rentals of $750 per month.

5.  Subsequent Events

In the six months ended December 31, 2004, WWMPC issued a total of 6,115,000 shares of common stock; 4,615,000 shares for services rendered and 1,500,000 shares for motion picture and television properties.


Item 2. Management's Discussion and Analysis or Plan of Operation

Management's discussion and analysis of financial condition and results of operation should be read in conjunction with the consolidated financial statements and related notes.

RESULTS OF OPERATIONS

The Company's revenue for the six months ending June 30, 2004 was $21,813 as compared to $133 for the comparable period of 2003.
The six month period ending June 30, 2004 net income from operations prior to depreciation expense and stock based compensation was $2,628, and net loss period ending 2003 of $(21,895). For the six months ending June 30, 2004, expenses for the Company's development, production and distribution operations and its miscellaneous operations totaled $65,505 compared to $22,698 for the comparable period of 2003. The increase in operating expenses of June 30, 2004 was primarily attributable to the marketing and distribution of the feature length film entitled
"Amy", the reproduction of film and the marketing of the film project "Ninth Street" and the promotion of several other projects. The increase in revenue attributable to the first half of 2004 is due to revenue pursuant to the exploitation of the film project "Ninth Street", "Shattered Illusions" and "Amy". There were no resultant per share earnings to common stockholders in June 30, 2004 and June
30, 2003. The Company derives its revenues from the licensing of its newly created film and television productions, the licensing of its inventory of previously produced films or television productions and fees received for professional services provided to the industry. The Company also receives revenue for the marketing and distribution of product produced or owned by 3rd party producers and production companies. The generation of revenue in the motion picture and television industry is highly competitive which may have a material impact on the Company's financial statements.

The Company has presented a consolidated balance sheet which includes four wholly-owned active subsidiaries: World Wide Productions Inc., World Wide Film & Television Institute,
World Wide Entertainment Inc., and World Wide Inc. The Company's charter allows it to branch into diversified fields of enterprise provided management concludes there is a significant potential for profit. It is the decision of management to continue the major portion of the Company's operations in the motion picture and television industry, but since the primary business objective of the Company is to increase the value of its stockholders' equity, if and when opportunities arise to make profits for the corporation in a diversified industry, the Company shall investigate and if appropriate, pursue such opportunities. The motion picture and television segment of the Company's current or planned operations is the only segment material to the Company's financial statements or condition.

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

In August, 1999, the Company entered into an Agreement with Jaguar Entertainment Inc., a 12-year old Los Angeles based distribution company, for the purpose of marketing and distributing the feature length motion picture entitled NINTH STREET featuring Martin Sheen and Isaac Hayes to all domestic non-theatrical ancillary markets including home video, pay television, satellite and DVD.

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

LIQUIDITY AND CAPITAL RESOURCES

At yearend 2003, the Company experienced a net loss of (25,341).
At June 30, 2004, the Company had $25,797 in cash and no cash equivalents and in the same period, 2003, the Company had $25,096 in cash and no cash equivalents. The Company anticipates that its existing capital resources may be adequate to satisfy its capital requirements for the forseeable future. However, to accomplish the Company's planned activities, it will need to raise additional funds through public or private financings in the form of debt or equity. The Company has available substantial loss carry forwards for federal income tax purposes. The exact amount of the loss carryforwards is uncertain until the Company reaches an understanding with the Internal Revenue Service in that regard.In order to finance its operations, working capital needs and capital expenditures, the Company utilized revenue from licensing fees, loans, proceeds from the private sale of equity securities, deferred compensation, profit participation, and equity in exchange for services and product.

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

The Company's principal liquidity in the period ending June 30, 2004, included cash of $25,797 and net accounts receivable of $15,500 and in period ending June 30, 2003, included cash of $25,096 and net accounts receivable of $84,000. The Company's liquidity position has remained sufficient enough to support on-going general administrative expense, pilot programs, strategic position, and the garnering of contracts, relationships and film and television product for addition to the Company's library, and the financing, packaging, development and production of two feature films and specialty television projects. Although the Company during 2002 and 2003 and the first half of 2004 experienced revenue, unless the Company has an influx of additional capital, the Company will not be able to accomplish its planned objectives and revenue projections. Accordingly, the Company intends to resolve and provide for its liquidity needs as well as provide for the needed capital resources to expand its operations through a future proposed public offering of its common shares to the public. It is anticipated that such an offering will commence within the next 24 months for an amount to be determined by the Company and underwriter(s) if any. To meet the Company's interim liquidity and capital resources needs while the Company's contemplated public offering is being prepared and examined, the Company is presently investigating the possibilities of future loans and is considering future sales of unregistered common equity to accredited investors under one or more exemptions that provide for the same. In the event a loan is obtained, one of the terms may provide that the same be repaid from the proceeds derived from the Company's contemplated public offering. A primary use of public offering proceeds would be the further exploitation of the Company's current completed product film and television library, participations in completed films, and the continued development, production and marketing/distribution of new film and television production opportunities. The Company continues to discuss acquisitions and mergers with various interested parties.

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

                           WORLD WIDE MOTION PICTURES CORPORATION


March 11, 2005           /s/ Paul D. Hancock
                             Paul D. Hancock
                             President & Chief Executive Officer


March 11, 2005           /s/ A. Robert Sobolik
                             A. Robert Sobolik
                             Executive Vice President/Treasurer


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

                        /s/ Paul D. Hancock
                            -----------------------
                            Paul D. Hancock
                            President and Chief Executive Officer
March 14, 2005

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

                        /s/ A. Robert Sobolik
                            -----------------------
                            A. Robert Sobolik
                            Executive Vice President/Treasurer
March 14, 2005




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


Date:  March 14, 2005               /s/ Paul D. Hancock
                                        ________________________
                                        Paul D. Hancock
                                        President and
                                        Chief Executive Officer


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


Date:  March 14, 2005               /s/ A. Robert Sobolik
                                        _________________________
                                        A. Robert Sobolik
                                        Executive Vice President/
                                        Treasurer