Form 10QSB/A
period 2004-09-30
WORLD WIDE MOTION PICTURES CORP
filed 2005-03-21
CIK 1005502

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
									   Page
Financial Statements:

   Consolidated Balance Sheets as of September 30, 2004 and
      December 31, 2003							   F-2

   Consolidated Statements of Operations for the three and nine months
      ended September 30, 2004 and 2003					   F-3

   Consolidated Statements of Cash Flows for the nine months
      ended September 30, 2004 and 2003					   F-4

   Notes to Consolidated Financial Statements				   F-5


F-2

WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
						September 30,	   December 31,
						     2004		2003
						 (Unaudited)
Assets

Cash						$	82,525	$	25,096
Accounts receivable, less allowance for doubtful
   accounts of $15,500 and $68,500, respectively	15,500		15,500
Motion picture and television properties, less
   accumulated amortization and writedowns of
   $6,329,078 and $6,324,914, respectively	     4,275,420	     4,279,584
Equipment, less accumulated depreciation of
   $9,015 and $5,232, respectively			41,422		45,205

Total assets					$    4,414,867	$    4,365,385

Liabilities and Stockholders' Equity

Liabilities:
   Debt						$	28,833	$	30,833
   Accounts payable and accrued liabilities		35,000		     -

   Total liabilities					63,833		30,833

Stockholders' equity:
   Preferred stock, $.01 par value; authorized
      1,000,000 shares, issued and outstanding
      468,217 and 468,217 shares, respectively
      (liquidation preference of $4,682)		 4,682		 4,682
   Preferred stock, $10.00 par value; authorized
      100,000 shares, issued and outstanding
      23,000 and 23,000 shares, respectively
      (liquidation preference of $230,000)	       230,000	       230,000
   Common stock, $.001 par value; authorized
      100,000,000 shares, issued and outstanding
      19,666,752 and 13,034,752 shares, respectively	19,667		13,035
   Additional paid-in capital			    10,478,360	    10,418,672
   Retained earnings (deficit)			    (6,381,675)	    (6,331,837)

   Total stockholders' equity			     4,351,034	     4,334,552

Total liabilities and stockholders' equity	$    4,414,867	$    4,365,385


See notes to consolidated financial statements.


F-3

WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
				  Three Months Ended	     Nine Months Ended
				     September 30,	       September 30,
				   2004		2003	     2004	  2003

Operating revenues	     $	  20,216  $    14,971  $    42,029  $	 15,104

Operating costs and expenses:
   General and administrative
      (including stock-based
      compensation of $5,000,
      $7,920, $51,320, and
      $8,590, respectively)	  17,676       10,805	    83,181	 33,503
   Depreciation of equipment	   1,261	  188	     3,783	    564
   Amortization of motion picture
      and television properties	   1,388	1,200	     4,164	  3,600

   Total operating costs
      and expenses		  20,325       12,193	    91,128	 37,667

Income (loss) from operations	    (109)	2,778	   (49,099)	(22,563)

Other income (expense):
   Interest income		      44	   57		92	    200
   Interest expense		    (256)	 (370)	      (831)	 (1,110)

Net income (loss)	     $	    (321) $	2,465  $   (49,838) $	(23,473)

Earnings (loss) per share -
   basic and diluted	     $	   (0.00) $	 0.00  $     (0.00) $	  (0.00)

Weighted average number of
   common shares outstanding:
   Basic		      18,666,752   12,637,462   15,684,085   12,339,962

   Diluted		      19,432,020   13,402,730   16,449,353   13,105,230


See notes to consolidated financial statements.


F-4

WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
						Nine Months Ended September 30,
						     2004	     2003

Cash flows from operating activities:
   Net income (loss)				$  (49,838)	$  (23,473)
   Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
      Shares issued for services		    51,320	     8,590
      Amortization of motion picture
         and television properties		     4,164	     3,600
      Depreciation of equipment			     3,783	       564
      Changes in assets and liabilities:
         Accounts receivable				 -	    19,478
         Other assets					 -		(6)
         Accounts payable and accrued liabilities   35,000	      (171)

   Net cash provided by (used in)
      operating activities			    44,429	     8,582

Cash flows from investing activities:
      Additions to motion picture
         and television properties			 -	   (26,899)

      Net cash provided by (used in)
         investing activities				 -	   (26,899)

Cash flows from financing activities:
   Shares issued in connection with
      Memorandum of Understanding		    15,000		 -
   Net increase (decrease) in debt		    (2,000)	      (397)

   Net cash provided by (used in)
      financing activities			    13,000	      (397)

Net increase (decrease) in cash			    57,429	   (18,714)

Cash, beginning of period			    25,096	    49,199

Cash, end of period				$   82,525	$   30,485

Supplemental disclosures:
   Cash payments made during the year:
      Interest					$      831	$    1,110

      Income taxes				$	 -	$	 -


See notes to consolidated financial statements.


F-5

WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2004 and 2003
(Unaudited)

1.  Interim Financial Statements

The unaudited financial statements as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2004 and the results of operations and cash flows for the three month and nine month periods ended September 30, 2004 and 2003. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month and nine month period ended September 30, 2004 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

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

3.  Motion Picture and Television Properties

At September 30, 2004, motion picture and television properties consist of:

   Library of completed motion
      pictures and television productions		$	 9,698,549
   Screenplays and development costs				   905,949

   Totals							10,604,498

   Accumulated amortization and writedowns			(6,329,078)

   Motion picture and television properties - net	$	 4,275,420

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

4.  Memorandum of Understanding

On September 10, 2004, WWMPC executed a Memorandum of Understanding (the "Memorandum") with American Pioneer Financial Services Inc. ("APFS"). Later in September 2004, pursuant to the Memorandum, APFS paid WWMPC $50,000 to be used for WWMPC legal, accounting, consulting work and miscellaneous expenses, WWMPC's president sold 1,000,000 shares of WWMPC Common Stock to a trust designated by APFS at a price of $.001 per share, or $1,000, and WWMPC issued 1,500,000 shares of WWMPC Common Stock to a trust designated by APFS. In September 2004, these transactions were recorded as a $15,000 increase in stockholders' equity and a $35,000 increase in accounts payable and accrued liabilities.

Among other things, the Memorandum provided that the parties would work together to prepare an Acquisition Agreement whereby, if approved by each party's Board of Directors and Shareholders, WWMPC would acquire 100% of APFS in a tax free exchange and the former APFS shareholders would acquire a majority interest in the resulting entity (approximately 95%) in a "reverse acquisition". The Memorandum also provided that a "fairness opinion" respecting the transaction be provided by a certain certified public accountant. The Memorandum also provided that neither the $50,000 nor the 1,500,000 shares were refundable and that the 1,000,000 shares transferred by WWMPC's president would be refunded if the acquisition was consummated.

The Memorandum terminated effective December 22, 2004. Accordingly, the Company will reverse the liability and recognize $35,000 income in the three months ended December 31, 2004.

5.  Commitments and Contingencies

Employment agreement - On October 20, 1983, WWMPC executed an agreement with its president (hereafter, "Hancock"). The agreement provided that Hancock will be the chief executive officer of WWMPC until April 1, 2012 (April 1, 2022, if renewed by Hancock). Under the agreement, Hancock is entitled to an annual salary of $85,000 per year for 1983 and annual salaries thereafter equal to $85,000 plus annual increases equal to the greater of (a) $15,000 or
(b) proportionate increases in the Consumer Price Index, plus up to 5% of certain revenues earned by the Company. Hancock has waived unpaid compensation due him as of September 30, 2004.

Lease agreement - The Company leases its executive office in Huntington Beach, California under a one year lease at rentals of $750 per month.

6.   Subsequent Events

In the three months ended December 31, 2004, WWMPC issued a total of 4,115,000 shares of common stock; 2,615,000 shares for services rendered and 1,500,000 shares for motion picture and television properties.


Item 2. Management's Discussion and Analysis or Plan of Operation

Management's discussion and analysis of financial condition and results of operation should be read in conjunction with the consolidated financial statements and related notes.

RESULTS OF OPERATIONS

The Company's operating revenue for the nine months ending September 30, 2004 was $42,029 as compared to $15,104 for the comparable period of 2003. The nine month period ending September 30, 2004 net operating income prior to depreciation expense and sales returned was $10,168, and net loss before depreciation for the comparable period ending 2003 of $(9,809). For the nine months ending September 30, 2004, expenses for the Company's development, production and distribution operations and its miscellaneous operations totaled $91,128 compared to $37,667 for the comparable period of 2003. The increase in operating expenses of September 30, 2004 was primarily attributable to the marketing and distribution of the feature length film entitled "Amy", the reproduction of film and the marketing of the film project "Ninth Street" and the promotion of several other projects. The increase in revenue attributable to the first three quarters of 2004 is due to revenue pursuant to the exploitation of the film project "Ninth Street", "Shattered Illusions" and "Amy" and to the non-operating income from an acquisition option. There were no resultant per share earnings to common stockholders in September 30, 2004 and September 30, 2003. The Company derives its revenues from the licensing of its newly created film and television productions, the licensing of its inventory of previously produced films or television productions and fees received for professional services provided to the industry. The Company also receives revenue for the marketing and distribution of product produced or owned by 3rd party producers and production companies. The generation of revenue in the motion picture and television industry is highly competitive which may have a material impact on the Company's financial statements.

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

The Company's motion picture and television participation strategy has been to expend its resources and to set in place relationships and contracts in preparation for the continued development, acquisitions, production and/or marketing/distribution of quality moderate budget feature length motion pictures, documentaries, docudramas and television productions. The strategy additionally includes the acquisition of screenplays and teleplays suitable for development/packaging and completed motion pictures and television projects for licensing and marketing/distribution opportunities for all applicable sales territories throughout the world. At such time that the above - referred to additional working capital is secured, it is the Company's opinion that substantial revenue will be generated by the existing film and television library and future distribution of potential new product, ultimately realizing its projected return on investment. Arrangements for participation by the Company in various feature film and television productions include gross and net revenue participations in the following feature film and television productions ranging between 2-60% of worldwide revenue potential including all markets and all media that the particular production is distributed in.(1) In 1997 and 1998, post production and distribution preparation of the documentary entitled THE OUTLAW TRAIL, 100 YEARS REVISITED, in association with Western Sunset Films, an 8-year old Los Angeles based documentary production company.
(2) In 1998, development and production of the series television production entitled CLASSIC CAR, in association with SLIM, Inc., a 4-year old Los Angeles based television production company. (3) In 1999, the acquisition and preparation for marketing and distribution of the featurefilm entitled WHAT'S IN A COOKIE produced by production company Rocinante Productions Inc. and providing 50% of gross revenue participation to the Company in perpetuity. (4) In 2000, the acquisition and preparation for marketing and distribution of the feature films entitled MALEVOLENCE and THE SECOND COMING produced by production company Sig Larsen Productions Inc. and providing 50% of gross revenue participation to the Company in perpetuity. Other arrangements include preparation for Internet marketing and distribution of a feature length film acquired by the Company entitled CITIZEN SOLDIER originally produced by M&D Productions, a 17-year old Los Angeles based film production company, purchased by the Company in 1995 and providing a 60% gross revenue participation to the Company in perpetuity.

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

In 1999, 2000, 2001, 2002 and 2003 and the first three quarters of 2004 certain other film and television participations of the Company included development and packaging arrangements, the Company's review and in certain cases, advice and counsel on screenplays and screenplay development scenarios for the subsequent possible packaging and production and distribution of a particular project. The most significant of these productions, their production companies, and percentage of future gross revenue allocated to the Company, were the feature length film entitled CORKLESBY offered by co-production company Northstar Entertainment Inc., a 4-year old Los Angeles based production company, (50%); and the feature length film entitled ALONG FOR THE RIDE offered by production company Wittman Productions Inc., a 4-year old Los Angeles based production company, (50%). In 2000, the Company prepared for production, began distribution and entered negotiations.

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

LIQUIDITY AND CAPITAL RESOURCES

At yearend 2003, the Company experienced a net loss of ($6,356,858) primarily due to a substantial writedown of inventory. At September 30, 2004, the Company had $82,525 in cash and no cash equivalents and in the same period, 2003, the Company had $30,485 in cash and no cash equivalents. The Company anticipates that its existing capital resources may be adequate to satisfy its capital requirements for the forseeable future. However, to accomplish the Company's planned activities, it will need to raise additional funds through public or private financings in the form of debt or equity. The Company has available substantial loss carry forwards for federal income tax purposes. The exact amount of the loss carryforwards is uncertain until the Company reaches an understanding with the Internal Revenue Service in that regard.In order to finance its operations, working capital needs and capital expenditures, the Company utilized revenue from licensing fees, loans, proceeds from the private sale of equity securities, deferred compensation, profit participation, and equity in exchange for services and product.

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

The Company's principal liquidity in the period ending September 30, 2004, included cash of $82,525 and net accounts receivable of $15,500 and in period ending September 30, 2003, included cash of $30,485 and net accounts receivable of $84,000. The Company's liquidity position has remained sufficient enough to support on-going general administrative expense, pilot programs, strategic position, and the garnering of contracts, relationships and film and television product for addition to the Company's library, and the financing, packaging, development and production of two feature films and specialty television projects. Although the Company during 2002 and 2003 and the first three quarters of 2004 experienced revenue, unless the Company has an influx of additional capital, the Company will not be able to accomplish its planned objectives and revenue projections. Accordingly, the Company intends to resolve and provide for its liquidity needs as well as provide for the needed capital resources to expand its operations through a future proposed public offering of its common shares to the public. It is anticipated that such an offering will commence within the next 24 months for an amount to be determined by the Company and underwriter(s) if any. To meet the Company's interim liquidity and capital resources needs while the Company's contemplated public offering is being prepared and examined, the Company is presently investigating the possibilities of future loans and is considering future sales of unregistered common equity to accredited investors under one or more exemptions that provide for the same. In the event a loan is obtained, one of the terms may provide that the same be repaid from the proceeds derived from the Company's contemplated public offering. A primary use of public offering proceeds would be the further exploitation of the Company's current completed product film and television library, participations in completed films, and the continued development, production and marketing/distribution of new film and television production opportunities.

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

N/A

Item 5. Other Information

L0S ANGELES-(BUSINESS WIRE)- September 14, 2004

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

"The company and its advisors have been working diligently at perfecting this potential acquisition for nearly 3 months and are enthusiastic about the potential for the co-mingling of World Wide's businesses and philosophies with APFS's highly diversified enterprises, "said Paul Hancock WWMO's President/CEO.

Hancock added: "As we previously disclosed in our last Press Release, this potential acquisition will allow all entities to explore further into capital markets and take advantage of a wide array of other potential opportunities including broader roll-up possibilities to help increase shareholder value."

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

                           WORLD WIDE MOTION PICTURES CORPORATION


March 16, 2005             /s/Paul D. Hancock
                              Paul D. Hancock
                              President & Chief Executive Officer


March 16, 2005             /s/A. Robert Sobolik
                              A. Robert Sobolik
                              Executive Vice President/Treasurer


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

                        /s/ Paul D. Hancock
                            -----------------------
                            Paul D. Hancock
                            President and Chief Executive Officer
March 17, 2005

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

                        /s/ A. Robert Sobolik
                            -----------------------
                            A. Robert Sobolik
                            Executive Vice President/Treasurer
March 17, 2005




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


Date:  March 17, 2005               /s/ Paul D. Hancock
                                        ________________________
                                        Paul D. Hancock
                                        President and
                                        Chief Executive Officer


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


Date:  March 17, 2005               /s/ A. Robert Sobolik
                                        _________________________
                                        A. Robert Sobolik
                                        Executive Vice President/
                                        Treasurer