Form 10-K
period 2004-12-31
WORLD WIDE MOTION PICTURES CORP
filed 2005-03-30
CIK 1005502

U.S. SECURITIES AND EXCHANGE COMMISSION
	Washington D.C. 20549

	FORM 10-KSB

	(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	    SECURITIES EXCHANGE ACT OF 1934

	    For the fiscal year ended December 31, 2004
	OR

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

	Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practical date:
23,781,752 shares of Common Stock (par value $.001 per share) outstanding on December 31, 2004.

Part I

Item 1.	 Description of Business.

BUSINESS DEVELOPMENT

INCEPTION THROUGH DECEMBER 2004

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

The Company has an active 19-member Board of Directors; Board designated committees including Executive, Audit, Finance, Personnel and Ethics; staff operating committees including Production and Product Development, Ethical Standards, and Experimental projects; elected officers, and an Advisory Board of Directors. Certain other individuals who provide technical, theatrical, marketing, business, and production services to the Company on a specific ongoing basis have entered into contracts with the Company.

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

THEATRICAL EXPLOITATION - An average of approximately 65% of theatrical revenue within the industry as a whole is derived from the North American market with respect to English language films. The balance comes from overseas outlets with the most significant being Japan, France, Germany, Italy, the United Kingdom and Australia. The overseas market is very important to the overall gross revenues of a film and is once again on the incline due to the decrease in the value of the dollar. Foreign markets fluctuate, but in general can be responsible for between 35% and 60% of the total box office revenue of the film.

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

The following are the high and low Registrant share prices (NASD Electronic Bulletin Board) for each fiscal quarter of 2004

                                Prices
Fiscal 2004                 High        Low

First Quarter              .05          .03
Second Quarter             .05          .04
Third Quarter              .40          .05
Fourth Quarter             .18          .10

The following are the high and low Registrant share prices (NASD Electronic Bulletin Board) for the previous four years.

				Prices
			   High        Low

2000			  1.00          .02
2001                       .60          .02
2002                       .15          .04
2003			   .05		.03

As of December 31, 2004, the latest practicable date for which information is available, the Registrant had approximately 1100 holders of record of the Registrant's common equity.

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


 RESULTS OF OPERATIONS

Year ended December 31, 2003 compared to year ended December 31, 2004

For the year ended December 31, 2003, net loss was $(6,356,858).
For the year ended December 31, 2004, net loss was $(73,173).

The loss in 2003 resulted primarily from the yearend 2003 $6,241,258 writedown of motion picture and television properties and the $68,500 provision for doubtful accounts. The inventory writedown resulted from management's lower valuation of certain of its completed motion pictures included in its acquired library due to lower future revenue estimates at December 31, 2003. The lower estimates were based on recent world events, new industry developments, revised marketing and capital acquisition strategies, and to some extent, new accounting and governmental standards.

The operating revenues increase of $26,254 (164%) from $16,000 in 2003 to $42,254 in 2004 resulted from an increase in fee income received for production and distribution services. Non-operating income for 2004 was $35,000 relative to the acquisition memorandum (discussed in Note 7 of the financial statements) and interest of $273.

Excluding the writedown of motion picture and television properties at year end 2003, operating costs and expenses increased $19,230 (15%) from $130,447 in 2003 to $149,677 in 2004. The increase in 2004 was due primarily to a $15,000 stock-based purchase of inventory.

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

The Company's motion picture and television participation strategy has primarily been to expend its resources and to set in place strategic relationships and contracts in preparation for the continued development, acquisitions, production and/or marketing/distribution of quality moderate budget feature length motion pictures, documentaries, docudramas and television productions. The strategy additionally includes the acquisition of screenplays and teleplays suitable for development/packaging and completed motion pictures and television projects for licensing and marketing/distribution opportunities for all applicable sales territories throughout the world. At such time that additional working capital is secured, it is the Company's opinion that sufficient revenue will be generated by the existing film and television library and future distribution of potential new product, ultimately realizing its projected return on investment. Arrangements for participation by the Company in various feature film and television productions for the last
90 months include gross and net revenue participations in the following feature film and television productions ranging between 2-60% of worldwide revenue potential including all markets and all media that the particular production is distributed in.

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

In 2000, 2001, 2002, 2003 and 2004, certain other film and television participations of the Company included development and packaging arrangements, the Company's review and in certain cases, advice and counsel on screenplays and screenplay development scenarios for the subsequent possible packaging and production and distribution of a particular project. The most significant of these productions, their production companies, and percentage of future gross revenue allocated to the Company, were the feature length film entitled CORKLESBY offered by co-production company Northstar Entertainment Inc., a 4-year old Los Angeles based production company, (50%); and the feature length film entitled ALONG FOR THE RIDE offered by production company Wittman Productions Inc., a 4-year old Los Angeles based production company, (50%). In 2000, the Company prepared for production, began distribution and entered negotiations.


  GENERAL

In fiscal 2003 and 2004, the Company continued its involvement in a variety of film and television projects relative to development, acquisitions, packaging, production and marketing/distribution activities. The Company also continued to pursue potential diversified business opportunities that have cash flow possibilities. Management believes that a film or television production's economic success is dependent upon several overlapping factors including general public appetite of a potential genre or performer at the time of release, domestic and international marketing philosophy, applicable usage of existing and new and emerging technology, advertising strategy with resultant penetration and the overall quality of the finished production. The Company's film and television productions may compete for sales with numerous independent and foreign productions as well as projects produced and distributed by a number of major domestic and foreign companies, many of which are units of conglomerate corporations with assets and resources substantially greater than the Company's.

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

Subject to current market conditions, the Company has currently obtained or arranged for the investment capital to produce and/or distribute a minimum of four full length feature films or specialty television productions within the next two years. In addition to the development, financing, production, and distribution of motion picture and television product, the Company expects to continue to exploit a portion or portions of the Company's completed film and television library to a wide variety of distribution outlets including network television, cable television, satellite broadcast, pay-per-view, and home video sales. Specifically, live action motion pictures are generally licensed for broadcast on commercial television following limited or wide release distribution to theatrical outlets (theaters), home video and pay television. Licensing to commercial television is generally accomplished pursuant to agreements which allow a fixed number of telecasts over a prescribed period of time for a specified license fee. Television license fees vary widely, from several thousand to millions of dollars depending on the film or television production, the number of times it may be broadcast, whether it is licensed to a network or a local station and, with respect to local stations, whether the agreement provides for prime-time or off-time telecasting. Licensing to domestic and foreign television stations (syndication) is an important potential source of revenue for the Company, although in recent years the prices obtainable for individual film and television product in domestic syndication have declined as pay television licensing has grown. The growth of pay television and home video technologies, i.e. DVD (Digital Video Disk) and HDTV (High Definition television), has had an adverse affect on the fees obtainable from the licensing of film and television product to networks and local television stations. Thereby potentially affecting the Company's ability to generate substantive revenue from this particular venue; however increasing revenue potential in other areas. Conversely, the Company may derive revenue from the marketing and sale, either directly or through licensees, of motion pictures and other filmed or videotaped product on videocassette or Digital Video Disk for playback on a television set or monitor through the use of videocassette recorders ("VCRs"), digital video disk recorders and continued advancements of pay television (cable), satellite broadcast technologies, and Internet applications domestically and internationally.

The Company currently holds the distribution rights to 314 motion picture and television titles. The revenue competition relative to existing or pending exploitation agreements of the Company's film and television product library and current and future production and distribution of projects is volatile due to the many technological and innovative changes in the industry and also changes regularly occurring in the international economy.

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

The company's revenue is derived from a variety of sources. Currently the most impactual of these sources are its fees as packager and/or the managing production company of various film and television projects (including feature length motion pictures, documentaries, docudramas, and television productions), film and television marketing & distribution fees, fees from the licensing and/or rental of its completed film and television library and related entertainment industry consulation fees.

A significant portion of the Company's assets was purchased with the issuance of shares of its common and preferred stock. In the absence of a consistent market for the securities issued, the value of the film and television product purchased by the Company was agreed to by the sellers and the purchaser in arms length transactions in accordance with generally accepted accounting standards and additionally, internal evaluation and auditing procedures. The films and television productions in the Company's library have uncertain future revenues that may be expected to grow or diminish along with all of the ancillary markets now and in the future that are available for exploitation. In some cases, individual films or television productions may be timeless and irreplaceable, in many cases their book value is nil having been amortized based on revenues received several years ago and the inability to estimate a market value or reasonable expected revenue. Certain of the inventory product without book value produce income and in light of new emerging technology the company expects additional revenue from these sources.

The Company's film and television library consists of newly produced and historical film and videotaped product and rights thereto purchsed as an investment and/or exploitated by leasing and/or rental to a wide variety of domestic and international outlets. Many film and television libraries such as the Company's that were purchased for investment over a span of many years, have appreciated considerably in value as a direct result of new and emerging technologies, revived or newly created public appeal for a certain performer or genre, unique applications of particular production process (special digital effects) and standard and newly developed non-theatrical ancillary markets throughout the world. New technological advances such as DVD (Digital Video
Disk), HDTV (High Definition Television), CD-ROM, DVD ROM, DVD Audio and Internet applications have enhanced and are greatly expanding resale and leasing capability of film or television product no longer in the legal or physical possession of the original producers or distributors.

The film and television inventory of the Company is regularly reviewed and evaluated on a film-by-film basis by the Company's management. Complicated accounting principles make it difficult to discern exactly the value of the Company's film and television library as carried on its balance sheet; the value may be buried among films currently in release, television productions currently in broadcast, future films and television productions under production or development, and the ubiquitous "other". Forecasting any film or television project's future revenues is a difficult and uncertain art, even for major film distributors and television syndicators. The accounting principles and industry practices in these areas leave unusual discretion with the film and/or television company executives and often result in "unusual" changes in individual periods. There is no generally accepted final industry consensus for valuing motion picture and television inventory, film and television projects in process, distribution/syndication contracts, participation agreements, and performer and production related contracts. The accounting profession is continuously reviewing the problem of how to fairly report film inventory on financial statements. Since the Financial Accounting Standards Board (FASB) guidelines do not apply directly to the Company's planned exploitation program, in an effort to conform as closely as possible to the guidelines and in accordance with management's discussions with the Securities and Exchange Commission, the Company has periodically from a cost basis of $20,451,441 in the year 1996, substantially revalued its inventory of film and television product, resulting in a net realizable value reduction in the stated value on the balance sheet. Although the Company has on its Board of Directors and professional staff personnel qualified to estimate the value of its film and television inventory for internal verification purposes, it retains the services of independent appraisers who review the Company's film and television library, ensuring a greater measure of objectivity.

The Company is continually negotiating with various potential lessors of portions of the film and television library for the implementation of exploitation possibilities. The results of such negotiations may materially affect the asset section of the Company's balance sheet. The Company currently utilizes stae-of-the-art exploitation such as the Internet to expose its library catalog to the public. Full exploitation of the Company's investment in its film and television product inventory is dependent on the acquisition of additional capital. The Company depreciates each film or television program starting with its specific exploitation by the Company. The Company continues to occasionally provide inventory properties it considers potentially revenue producing.

Significant current and potential revenue may accrue to the Company from a number of contracts and arangements where no tangible asset is involved.

The Company reviews the current pronoucements of the accounting, government and industry professionals. In that regard, it continually analyzes its accounting policies to ensure that it stays up-to-date in the presentation of its financial statements. The Company believes it is not materialy affected by any current issues at this time.

  LIQUIDITY AND CAPITAL RESOURCES

Cash increased $44,076 to $69,172 at December 31, 2004 from $25,096 at December 31, 2003. This increase was due to $24,656 from operating activities, and $19,420 from financing activities.

At December 31, 2004, the Company had lines of credit with three financial institutions totaling approximately $110,000 and unused lines of credit totaling approximately $97,884. The company also has an excellent Dun and Bradstreet rating resulting in additional substantial credit with suppliers and vendors which the use of during film production previously has exceeded $200,000.

In accordance with the Securities and Exchange Commission "Regulation D", and subject to Rule 144 restrictions, in 2003 the Company issued 860,290 shares of its common stock for services and no shares for product or cash and 15,500 shares of preferred stock for product received in 2002. In 2004 the Company issued 10,000 shares of its common stock and no shares of its preferred stock for cash and 1,500,000 shares of its common stock and no shares of its preferred stock for product and services acquired by or provided to the Company. No proceeds from the sale of the corporation's common stock or preferred stock has ever been used to pay compensation to employees or executives of the Company.

The Company's principal liquidity at the end of 2003 included cash of $25,096 and net accounts receivable of $84,000, and at the end of 2004 included cash of $69,172 and no accounts receivable. The Company's liquidity position has remained sufficient to support on-going general administrative expense, pilot programs, strategic position, and the garnering of contracts, relationships and film and television product for addition to the Company's library, and the financing, packaging, development and production of two feature films and marketing and distribution of specialty television projects and product.

Although the Company during 2003 and 2004 earned revenues, unless the Company has an influx of additional capital, the Company will not be able to accomplish its planned objectives and revenue projections. Accordingly, the Company intends to resolve and provide for its liquidity needs as well as provide for the needed capital resources to expand its operations through future proposed public offerings of its common shares to the public. It is anticipated that offerings may commence within the next 24 months for an amount to be determined by the Company and its underwriter(s).

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

  DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS AND
  MANAGEMENT'S STATEMENT REGARDING INTERIM PERIOD ADJUSTMENTS

The statements which are not historical facts contained in this Form 10-KSB are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The words "anticipate", "believes", "expect", "intend", "may" or similar expressions used in this Form 10-KSB as they relate to the Company or its Management are generally intended to identify such forward looking statements. These risks and uncertainties contained in this Form 10-KSB include but are not limited to, product demand and market acceptance risks, the effect of economic conditions generally and retail/wholesale in the motion picture and television industry and marketing conditions specifically, the impact of competition, technological difficulties, capacity and supply constraints or difficulties, new government regulations, the results of financing efforts, changes in consumer preferences and trends, the effect of the Company's accounting policies, weather conditions, acts of God, and other risks detailed in the Company's Security and Exchange Commission filings. The Company's management has made all the adjustments relative to the fiscal yearend statements and the interim period therein, which in the opinion of management are necessary in order to make the financial statements straight forward, understandable and not misleading.

Item 7.  Financial Statements.

F-1

WORLD WIDE MOTION PICTURES CORPORATION
Index to Financial Statements						Page

Report of Independent Auditor						F-2

Financial Statements:

   Consolidated Balance Sheets as of December 31, 2004 and 2003		F-3

   Consolidated Statements of Operations for the years ended
      December 31, 2004 and 2003					F-4

   Consolidated Statements of Stockholders' Equity
      for the years ended December 31, 2004 and 2003			F-5

   Consolidated Statements of Cash Flows for the years ended
      December 31, 2004 and 2003					F-6

   Notes to Consolidated Financial Statements				F-7


F-2

REPORT OF INDEPENDENT AUDITOR

To the Board of Directors and Stockholders of World Wide Motion Pictures Corporation

I have audited the accompanying consolidated balance sheets of World Wide Motion Pictures Corporation and subsidiaries (the "Company") as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World Wide Motion Pictures Corporation and subsidiaries as of December 31, 2004 and 2003 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The consolidated balance sheets of the Company as of December 31, 2004 and 2003 include motion picture and television properties (less accumulated amortization) of $4,289,032 and $4,279,584, respectively. As more fully described in Notes 2 and 3 to the consolidated financial statements, the properties are stated at the lower of amortized cost or estimated fair value on an individual film basis. Estimated fair values of the respective properties are based on management estimates of future revenues from the respective properties. Actual future revenues from these properties may differ materially from such estimates as a result of many factors, including the amount of capital available to exploit the properties.


						/s/ Michael T. Studer CPA P.C.
						    Michael T. Studer CPA P.C.

Freeport, New York
March 25, 2005


F-3

WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
							       December 31,
							    2004	 2003
Assets

Cash							$   69,172   $   25,096
Accounts receivable, less allowance for doubtful
   accounts of $31,500 and $68,500, respectively		 -	 15,500
Motion picture and television properties, less
   accumulated amortization and writedowns of
   $6,330,466 and $6,324,914, respectively		 4,289,032    4,279,584
Equipment, less accumulated depreciation of $10,276
   and $5,232, respectively				    40,161	 45,205

Total assets						$4,398,365   $4,365,385

Liabilities and Stockholders' Equity

Liabilities:
   Debt							$   29,116   $   30,833
   Accounts payable and accrued liabilities			 -	      -

   Total liabilities					    29,116	 30,833

Stockholders' equity:
   Preferred stock, $.01 par value; authorized
      1,000,000 shares, issued and outstanding
      468,217 and 468,217 shares, respectively
      (liquidation preference of $4,682)		     4,682	  4,682
   Preferred stock, $10.00 par value; authorized
      100,000 shares, issued and outstanding
      23,000 and 23,000 shares, respectively
      (liquidation preference of $230,000)		   230,000	230,000
   Common stock, $.001 par value; authorized
      100,000,000 shares, issued and outstanding
      23,781,752 and 13,034,752 shares, respectively	    23,782	 13,035
   Additional paid-in capital				10,515,795   10,418,672
   Retained earnings (deficit)				(6,405,010)  (6,331,837)

   Total stockholders' equity				 4,369,249    4,334,552

Total liabilities and stockholders' equity		$4,398,365   $4,365,385

See notes to consolidated financial statements.


F-4

WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
							 Year Ended December 31,
							    2004	 2003

Operating revenues				       $    42,254  $	 16,000

Operating costs and expenses:
   General and administrative (including stock-based
      compensation of $77,370 and $8,603, respectively)	   123,581	 51,539
   Provision for doubtful accounts			    15,500	 68,500
   Depreciation of equipment				     5,044	  5,044
   Amortization of motion picture and television properties  5,552	  5,364
   Writedown of motion picture and television properties	 -    6,241,258

   Total operating costs and expenses			   149,677    6,371,705

Income (loss) from operations				  (107,423)  (6,355,705)

Other income (expense):
   Interest income					       273	    328
   Interest expense					    (1,023)	 (1,481)
   Income resulting from terminated
      Acquisition Memorandum				    35,000	      -

Net loss					       $   (73,173) $(6,356,858)

Loss per share - basic and diluted		       $     (0.00) $	  (0.51)

Weighted average number of common shares outstanding:
   Basic						17,194,127   12,531,720

   Diluted						17,959,395   13,296,988

See notes to consolidated financial statements.

F-5

WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2004 and 2003

					   Additional	 Retained     Total
    Preferred Stock	  Common Stock	     Paid-in	 Earnings  Stockholders'
   Shares     Amount	Shares	   Amount    Capital	(Deficit)     Equity

Balances,
   December 31, 2002

   476,217  $224,542  12,174,462  $12,174  $10,420,920  $   25,021  $10,682,657

Shares issued for services:
	 -	   -	 860,290      861	 7,742		 -	  8,603
Shares issued for payable:
    15,000    10,140	       -	-	(9,990)		 -	    150
Net loss:
	 -	   -	       -	-	     -	(6,356,858)  (6,356,858)
Balances,
   December 31, 2003

   491,217   234,682  13,034,752   13,035   10,418,672	(6,331,837)   4,334,552

Shares issued:
	 -	   -	       -    7,737	69,633		 -	 77,370
   for services:
	 -	   -   3,087,000	-	     -		 -	      -
   for accumulated compensation:
	 -	   -   3,150,000	-	     -		 -	      -
   for reimbursement:
	 -	   -   1,500,000	-	     -		 -	      -
Shares issued in connection with Acquisition Memorandum:
	 -	   -   1,500,000    1,500	13,500		 -	 15,000
Shares issued for motion picture and television properties:
	 -	   -   1,500,000    1,500	13,500		 -	 15,000
Shares issued for cash:
	 -	   -	  10,000       10	   490		 -	    500
Net loss:
	 -	   -	       -	-	     -	   (73,173)	(73,173)
Balances,
   December 31, 2004

   491,217  $234,682  23,781,752  $23,782  $10,515,795 $(6,405,010)  $4,369,249

See notes to consolidated financial statements.


F-6

WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
							Year Ended December 31,
							  2004		 2003
Cash flows from operating activities:
   Net income (loss)				      $  (73,173)   $(6,356,858)
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
      Shares issued for services			  77,370	  8,603
      Provision for doubtful accounts receivable	  15,500	 68,500
      Amortization of motion picture and
	 television properties				   5,552	  5,364
      Writedown of motion picture and
	 television properties				       -      6,241,258
      Depreciation of equipment				   5,044	  5,044
      Changes in assets and liabilities:
	 Accounts receivable				       -	 22,478
	 Other assets					       -	    634
	 Accounts payable and accrued liabilities	       -	   (560)

   Net cash provided by (used in) operating activities	  30,293	 (5,537)

Cash flows from investing activities:
   Additions to motion picture and television properties       -	(17,564)

   Net cash provided by (used in) investing activities	       -	(17,564)

Cash flows from financing activities:
   Common stock sold for cash				     500	      -
      Shares issued in connection with
	 Memorandum of Understanding			  15,000	      -
   Net increase (decrease) in debt			  (1,717)	 (1,002)

   Net cash provided by (used in) financing activities	  13,783	 (1,002)

Net increase (decrease) in cash				  44,076	(24,103)

Cash, beginning of year					  25,096	 49,199

Cash, end of year				      $   69,172    $	 25,096

Supplemental disclosures:
   Cash payments made during the year:
      Interest					      $	   1,023    $	  1,481

      Income taxes				      $	       -    $	      -

See notes to consolidated financial statements.


F-7

WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2004 and 2003

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

3. Motion Picture and Television Properties

Motion picture and television properties consist of:
							     December 31,
							  2004		2003

   Library of completed motion
      pictures and television productions	      $ 9,713,549   $ 9,698,549
   Screenplays and development costs			  905,949	905,949

   Totals					       10,619,498    10,604,498

   Accumulated amortization and writedowns	       (6,330,466)   (6,324,914)

   Motion picture and television properties - net     $ 4,289,032   $ 4,279,584

Motion picture and television properties (net) changed as follows:

						       Year Ended December 31,
							  2004		2003

   Balance, beginning of year			      $ 4,279,584   $10,508,642
   Additions						   15,000	 17,564
   Amortization						   (5,552)	 (5,364)
   Writedowns							-    (6,241,258)

   Balance, end of year				      $ 4,289,032   $ 4,279,584

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

4.  Debt

Debt consists of:
							       December 31,
							    2004	  2003
   Due bank (under $70,000 line of credit),
      interest at 8%, due in monthly installments
      of principal and interest, secured by personal
      guarantees of WWMPC officers		      $    12,116   $    13,833

   Due related party, interest at 0%, due on demand
      (lender has agreed to waive payment until such
      time as the Company has sufficient working
      capital to accomplish its objectives)		   17,000	 17,000

   Totals					      $    29,116   $	 30,833

At December 31, 2004, the Company had lines of credit with three financial institutions totaling approximately $110,000, unused lines of credit totaling approximately $97,884, and unsecured credit available from a variety of suppliers and vendors which it uses for daily operations.

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

At December 31, 2004, preferred stock consists of:

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

6. Income Taxes

WWMPC and its subsidiaries file consolidated federal income tax returns.

The Company's effective tax rate differs from the U.S. federal income tax rate for the following reasons:
						        Year Ended December 31,
							   2004		2003

Computed federal income tax (benefit) at 34%	      $  (24,879)   $(2,161,332)
Computed state income tax (benefit), net of federal
   tax effect						  (4,269)      (370,885)
Change in valuation allowance				  29,148      2,532,217

Provision for (benefit from) income taxes	      $	       -    $	      -

Management has not determined it to be more likely than not that a deferred tax asset attributable to the future utilization of net operating loss carryforwards as of December 31, 2004 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2004. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards are available in varying amounts through year 2024 to offset future taxable income.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

7. Acquisition Memorandum

On September 10, 2004, WWMPC executed a Memorandum of Understanding (the "Memorandum") with American Pioneer Financial Services Inc. ("APFS"). Later in September 2004, pursuant to the Memorandum, APFS paid WWMPC $50,000 to be used for WWMPC legal, accounting, consulting work and miscellaneous expenses, WWMPC's president sold 1,000,000 unrestricted shares of WWMPC Common Stock to a trust designated by APFS at a price of $.001 per share, or $1,000, and WWMPC issued 1,500,000 shares of WWMPC Restricted Common Stock to a trust designated by APFS. In September 2004, these transactions were recorded as a $15,000 increase in stockholders' equity and a $35,000 increase in accounts payable and accrued liabilities.

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

The Memorandum terminated effective December 22, 2004. Accordingly, the Company has reversed the $35,000 liability and recognized $35,000 income in the three months ended December 31, 2004.

8. Related Party Transactions

In the year ended December 31, 2004, WWMPC issued 3,150,000 shares of WWMPC Restricted Common Stock to its president and director for prior accumulated and current services rendered, issued a total of 610,000 shares of WWMPC Restricted Common Stock to other Company officers and directors for services rendered and 1,500,000 as reimbursement pursuant to the Acquisition Memorandum. The Company recorded these issuances as an expense valued at $.01 per share, or $52,600 total.

In the year ended December 31, 2003, WWMPC issued 750,000 restricted shares of WWMPC Common Stock to a Company vice president for services rendered. The Company recorded this issuance as an expense valued at $.01 per share, or $7,500.

9. Commitments and Contingencies

Employment agreement - On October 20, 1983, WWMPC executed an agreement with its president (hereafter, "Hancock"). The agreement provided that Hancock will be the chief executive officer of WWMPC until April 1, 2012 (April 1, 2022, if renewed by Hancock). Under the agreement, Hancock is entitled to an annual salary of $85,000 per year for 1983 and annual salaries thereafter equal to $85,000 plus annual increases equal to the greater of (a) $15,000 or (b) proportionate increases in the Consumer Price Index, plus up to 5% of certain revenues earned by the Company. Hancock was paid cash compensation totaling $24,653 and $19,251 in the years ended December 31, 2004 and 2003, respectively, and has waived all unpaid compensation due him through December 31, 2004.

Lease agreement - The Company leases its executive office in Huntington Beach, California under a one year lease expiring December 2005 at rentals of $736 per month. Rent expense was $9,742 and $7,878 for the years ended December 31, 2004 and 2003, respectively.


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

DIRECTOR AND/OR
EXECUTIVE OFFICER                          FIRST ELECTED     TERM OF
NAME AND AGE             POSITION          OR APPOINTED	     OFFICE
---------------          ---------         ------------	     ------
Charles Bailey           Chairman of the	1985	     2006
Age 72                   Board of Directors

Paul D. Hancock	         President/Chief	1977	     Director/2006
Age 49                   Executive Officer		     Officer/2015
                         and Director

A. Robert Sobolik        Exec. Vice President	1981	     Director/2006
Age 69            	 Treasurer and Director		     Officer/Indefinite

Larry Epstein, Esq.      Secretary            	1989  	     Director/2005
Age 56                   Director                   	     Officer/Indefinite

John R. Woodward         Vice President,      	1982	     Director/2006
Age 54                   Film Production and        	     Officer/Indefinite
                         Distribution Director

George T. Lindsey        Vice President,      	1982  	     Director/2006
Age 67                   Creative Development       	     Officer/Indefinite
                         Director

James J.Aitken,C.P.A.    Vice President,      	1982  	     Director/2006
Age 64                   Finance and                	     Officer/Indefinite
                         Administration, Director

John D. Foley            Director             	1990         2005
Age 54

Robert E. Capps, Jr.     Director             	1990         2005
Age 54

Lewis O'Neil             Director		1998	     2006
Age 53

Ben Whitfield Jr. Esq.   Director 	        1980         2005
Age 55

Brendan Cahill           Director       	1986         2006
Age 56

Alex Trebek              Director             	1987         2005
Age 64

Leroy J. Steele          Director             	1987         2005
Age 80

Robert Lisnow            Director             	1998         2006
Age 55

Philip Langwald          Director             	1985         2006
Age 100

Fred Baron	         Director             	1994	     2006
Age 53

Charles Newirth          Director            	1994         2006
Age 49

Linda Fausey		 Director		2004	     2007
Age 51

Tony Miller              Associate V.P.       	1999	     Indefinite
Age 59                   Production

Brian J. Patnoe	         Associate V.P.       	1986	     Indefinite
Age 46                   Administration

Michael Maghini          Associate V.P.       	1985	     Indefinite
Age 47                   Finance


CHARLES C. BAILEY*, age 72 - Mr. Bailey is the Chairman of the Board of the Company. Mr. Bailey has most recently been the producer of a variety of Broadway and other theatrical stage productions including the award winning musical "My One and Only" with Twiggy and Tommy Tune, "Stardust" with Sean Young, 'Lucky Guy' with Faith Prince, and "Dream" with Lesley Ann Warren and Margaret Whiting. In addition, he is the Executive Producer of King Street Productions, a theatrical production company in New York City, which develops and produces Broadway and regional stage productions. Prior to his professional Broadway activities, Mr. Bailey was Senior Vice President of Thompson McKinnon Securities Inc. and previously Vice President of Prudential Bache Securities (now Prudential Securities), both in New York and two of Wall Street's leading investment banking firms. As a fully licensed investment banker with Prudential Bache and Thompson McKinnon, Mr. Bailey prepared a wide variety of multi-million dollar national municipal bond issues for the capital markets and was responsible for the underwriting of those and other issues. In conjunction with Mr. Bailey's investment banking responsibilities, he was the principal of O.B. Bailey Associates, a financial advisory service. He has been involved in international business and finance for more than 35 years, encompassing organizations and enterprises throughout the Orient, Europe, South America and the Middle East. He is a graduate of Hamilton College in New York and a member of several professional organizations including past National Director, International Director of the United States Junior Chamber of Commerce and Commission Chairman of Junior Chamber International (JCI).

PAUL D. HANCOCK*, age 49 - Mr. Hancock is the President and Chief Executive Officer of the Company. He is the founder and developer of its film/television production concept and corporate mission objectives, and has served as President and Chief Executive Officer since its inception. Prior to and during his tenure with the corporation, he has functioned as a production and business advisor to various film financing and production companies and has supervised the development/packaging and production of a wide variety of moderately budgeted/cost-controlled feature film and television projects. Mr. Hancock was responsible for leading one of the first exploratory film finance teams to the Wall Street capital markets in the late 1970's in order to develop and encourage motion picture financing by the investment banking community. He was instrumental in the formulation of entertainment industry relationships specifically in moderate budget feature film production financing with companies such as E.F. Hutton & Co.; Kidder, Peabody and Prudential-Bache Securities. Mr. Hancock has also been a lecturer on various aspects of the entertainment industry, entrepreneurship and finance at University Graduate Schools of Business, seminars and conferences, is a frequent radio talk show guest discussing independent film financing, production and marketing, and is published in various print media encompassing film and television industry topics. He has developed and maintained a specialized expertise in and conducted diverse consulting for motion picture and television financial packaging, specifically for public securities offerings, private sector investments and commercial banking. He was previously employed in a variety of management capacities in the theater and hotel businesses for Farber Enterprises and Ramada Incorporated. Mr. Hancock attended the Cranbrook Academies, Eastern Michigan University, and the University of California at Los Angeles. He belongs to several professional organizations including the Academy of Television Arts and Sciences.

A. ROBERT SOBOLIK*, age 69 - Mr. Sobolik is the Executive Vice President and Treasurer of the Company. He has previously held senior corporate positions including Vice President of Operations for Stratavision Inc. in Southern California specializing in computer software development. Mr. Sobolik has been a financial consultant and advisor to various international and U.S. Fortune 500 corporations including HRT Industries; Senior Consultant/financial services, Saudi Airlines in Saudi Arabia and Senior Project Manager for Sierra Power Co. and the Texas Legislative Counsel. Prior to his consulting services, he was Project Manager and Director for computer systems in corporate development with the U.S. Borax Chemical Corporation and before that supervised computer operations, computer systems and corporate data processing. He has also been a Manager and Controller of computer operations for a major Los Angeles based corporation. Mr. Sobolik has served in corporate management for more than twenty-five years in business, finance and industry throughout the western U.S. and abroad.

LARRY EPSTEIN*, age 56 - Mr. Epstein is the Secretary of the Company. He is a practicing attorney in Southern California He has been a sole practitioner since 1987 specializing in business, family and entertainment law. He was previously involved for three years as Executive Vice President and in-house legal counsel to Cherrystone Pictures, Inc., an independent feature film production company based in Los Angeles, and in that capacity oversaw all corporate and administrative fiduciary responsibilities of the company and orchestrated all documentation for domestic and international co-ventures and related agreements. Prior to his production company involvement, Mr. Epstein was a Senior Partner in the Los Angeles-based law firm of Abouaf, Epstein, Meyers & Gronemeier, specializing in business, tax, and entertainment law. He is a member of the State Bar of California, San Fernando Valley Bar Association, Los Angeles County Bar Association and The American Bar Association. Mr. Epstein has sat for 7 years as special referee and judge for the State Bar of California and is also currently Judge Pro Tem for the Superior Court, State of California, County of Los Angeles.

JOHN R. WOODWARD, age 54 - Mr. Woodward is the Vice President for Film Production of the Company. He is responsible for the technical production procedures of the film and television projects the Company produces or co-produces. His career has spanned more than 20 years of both independent and studio film and television production for numerous companies such as Twentieth Century Fox, Paramount Pictures, Sony Pictures, Jerry Bruckheimer Films and Castle Rock Entertainment. Including studio involvement, he was executive in charge of production for independent production company Melco General,
Incorporated in Los Angeles.   He has been a senior member of the production
team for a wide variety of film and television projects, including most recently "Liar Liar", "Gattaca", "Wild Thing", "Sweet Dreams", "Flashdance", "The Manitou", "Tales from the Crypt", "Young Guns II", "Universal Soldier", and the recent Academy Award nominated "Shawshank Redemption", among many others. Mr. Woodward has additionally been associated with and instrumental in productions at other major studios such as Warner Brothers, Columbia, Disney, the C.B.S. Studio Center, Samuel Goldwyn, and Bavaria-Atelier Studio in Germany. His television commercial background is varied having worked on commercials for the Sony Corporation, Lincoln- Mercury, and Pepsi. He has specialized training and expertise in pre-production through post production coordination and requirements, and film production budget control. He holds a Bachelor of Arts degree in Visual Arts, a Masters degree in Cinema Production, and is a member of the Director's Guild of America.

GEORGE T. LINDSEY, age 67 - Mr. Lindsey is the Vice President of Creative Development of the Company. He is responsible, with the production committee, for the selection and development of film projects for the Company. His film career spans over twenty-five years of literary and production film work. He has most recently completed writing feature film projects for New West Films Corp. He has been associated in the past with film production houses and television stations, including service as an executive producer and director on the staff of the National Broadcasting Company and its affiliate W.R.C.-T.V. and W.I.T.F. Formerly, as President of a motion picture production company, he produced documentaries and docudramas throughout Europe, Africa, and South America. He has worked with such talent as Eli Wallach, Henry Fonda, Raymond Massey, Leonard Nimoy, Brock Peters and Lorne Green. Mr. Lindsey has done in-depth work in the field of pre-production of motion picture projects and has earned over eighteen national film awards for film and television productions, including regional emmy awards, local emmy awards, the N.E.T. award for excellence in film production along with gold, silver and bronze medals in film production from the New York International Film Festival. He is a member of the Writer's Guild of America, West, Inc. and the Director's Guild of America.

JAMES J. AITKEN, age 64 - Mr. Aitken is the Vice President of Finance and Administration of the Company. He is responsible for the overall business management and administrative systems of the Company. He is a Certified Public Accountant and was formerly a Partner and Regional Manager for Ernst & Young, a national and international public accounting firm. His experience while engaged in public accounting encompassed a wide variety of clients including many companies in the entertainment industry including television, radio, cablevision and professional sports teams. Mr. Aitken has led many conferences and advanced workshops in professional management and accounting sponsored by Ernst & Young. He has also been an instructor and professor of business and finance and accounting courses at the University level. He is a member of the American Institute of Certified Public Accountants and several other professional societies and organizations related to business management and finance.

JOHN D. FOLEY, age 54 - Mr. Foley is currently President, Worldwide Distribution for October Films and was previously Executive Vice President of City Cinemas, a theatrical exhibition corporation in New York, and Executive Vice President of Miramax Films overseeing all theatrical acquisitions and distribution. Prior to Miramax, he was President of MGM/UA and was recruited by MGM in 1987 as Vice President/Sales where he managed domestic sales in the Southern and Western divisions of the United States. In 1989 he was named President, managing all North American activities for the company. Certain recent Miramax and MGM production successes he was instrumental in include "Pulp Fiction", "Benny and Joon" and "Untamed Heart". Other past productions he has been instrumental in include "Rainman", "A Fish Called Wanda", and "Moonstruck". Mr. Foley began his film career in 1975 on the East Coast with Columbia Pictures. He held various management positions with Columbia during his tenure with the company, encompassing regional sales throughout the midwest and southern United States. In 1986, DeLaurentis Entertainment Co. recruited him as Vice President of Distribution to establish the distribution operations for the company's opening in 1986.

ROBERT E. CAPPS, JR., age 55 - Mr. Capps, most recently Executive Vice President-Film for United Artists, has been involved in the marketing, distribution and exhibition of feature motion pictures for more than 25 years. Formerly, Senior Vice President and General Sales Manager for Tri Star Pictures, he has been instrumental in the development of new film marketing technology strategies for the motion picture industry, primarily the theatrical market. He has been directly involved in the building and expansion of distribution departments for companies such as Columbia Pictures, Paramount Pictures, and MGM. Mr. Capps was an instrumental force over the span of his career in the distribution and exhibition of a wide variety of both major and independent feature films including such classic film productions as the "Terminator" films, "Legend of Boggy Creek", and "Where the Red Fern Grows".
He has also been a consultant to such major domestic and international exhibitor chains as Mann, Loew's and AMC.

LEWIS O'NEIL, age 53 - Mr. O'Neil was most recently Executive Vice President, Domestic Distribution for Polygram Filmed Entertainment overseeing all domestic theatrical exhibition of Polygram Films. Prior to Polygram he was Senior Vice President, domestic theatrical distribution for Twentieth Century Fox Film Corporation overseeing all theatrical exhibition of Fox Film throughout the western United States. Prior to his tenure with Fox, he was Executive Vice President of Metropolitan Theaters, a regional exhibition chain in the southwest. Certain major feature films Mr. ONeil has been instrumental in the distribution of include "Rocky", "Ghostbusters", "Dances with Wolves", "Star Wars Trilogy" and "Independence Day". He has also been a consultant in the area of theatrical exhibition and distribution to various independent producers, production companies and industry professionals including Michael Ovitz (Artists Management Group), the new entertainment website iAM.com, and the recent advance in theatrical film projection known as Maxivision.

BENJAMIN WHITFIELD, JR., ESQ., age 55 - Mr. Whitfield is presently a practicing civil attorney with an emphasis in the field of entertainment law. He has served as United States Assistant District Attorney and as an Assistant Attorney General. Mr. Whitfield is a member of the law firm of Wright, Reed & Whitfield, P.C., one of the entertainment law firms serving the corporation.

BRENDAN CAHILL, age 58 - Mr. Cahill was most recently Vice President for Music and Creative Affairs for Universal Studios. Prior to his employment with Universal, he was Vice President in charge of creative affairs and musical director at Columbia Pictures and is currently a development and production consultant in the film/television industry and production consultant to Michael Phillips and Michael Douglas (Michael Douglas Productions). He has in the past been a personal advisor for production and musical affairs to Steven Spielberg (Amblin Light Entertainment), having been involved with such film projects as BACK TO THE FUTURE, CLOSE ENCOUNTERS OF THE THIRD KIND and E.T., THE EXTRA TERRESTRIAL. In the 1960's, Mr. Cahill was credited with being integral in the success of such musical groups as the Birds, Jefferson Starship, and the Monkees, and was executive producer on the successfully syndicated television show, THE PARTRIDGE FAMILY for ABC. Other feature film and television production credits for Mr. Cahill include CALIFORNIA SUITE, THE BREAKFAST CLUB, OUT OF AFRICA, MIAMI VICE, and the Emmy Award winning MURDER SHE WROTE.

ALEX TREBEK, age 64 - Mr. Trebek has been involved in the television industry for over twenty-five years as a producer, host and innovator of a wide variety of entertainment shows. He has produced and hosted the internationally successful game-show JEOPARDY which has been the second highest rated television show in syndication. Mr. Trebek was also the host of the successful television game show CLASSIC CONCENTRATION. As a television media executive, he is currently developing other projects for television and film as well. Mr. Trebek, originally from Sudbury, Ontario, Canada, worked for the Canadian broadcasting company (C.B.C.) throughout the 1960's and early 70's before relocating to the United States in 1973.

LEROY J. STEELE, age 82 - Mr. Steele's background encompasses over 40 years as an executive with various corporations within the United States and in Canada, including Executive Vice President and Chief Operating Officer for Bullock's company in Los Angeles, Vice President and General Manager for the Boston stores on the Eastern seaboard, and Chairman of the Board/Chief Executive Officer for A.J. Freeman Ltd. in Ottawa, Canada. Mr. Steele has also been a business management consultant and advisor for many years.

ROBERT LISNOW, age 55 - Mr. Lisnow is currently a practicing attorney in Southern California, with an emphasis in business transactional/entertainment law and litigation. He was formerly a partner in the law firm of Karpel, Karpel & Lisnow located in Los Angeles specializing in business, entertainment and real estate litigation. Mr. Lisnow's business and corporate background also includes past managing director of Forstmann & Rayfield (formerly Forstmann & Co.), a venture capital/investment banking firm overseeing a multi-million dollar portfolio of various industries throughout the world including high technology, global communications and environmental sciences. Prior to Forstmann & Co., Mr. Lisnow was a principal in the artist management firm of Mitchell, Lisnow Business Management, Inc. overseeing the careers of a wide variety of theatrical and commercial performers such as television and screen artists James Best, Tim Reid and Frank Bonner. More recently, Mr. Lisnow has acted in the capacity of Managing Member/Counsel of Intermedia Video Products (LLC), a VSDA (Video Sales Dealers Association), MPAA (Motion Picture Association of America) approved supplier of videotape, video equipment and video services with major film and television industry clients.

PHILIP LANGWALD, age 100 - Mr. Langwald is Chairman Emeritus of the Board of Directors of the Company and is currently a retired municipal administrative executive. He has been involved with land development and appraising for real estate and managing the construction and development of shopping and residential areas in the midwestern United States. He was formerly with the United States Department of Labor and Internal Revenue Audit Division.

FRED BARON, age 53 - Mr. Baron is currently Senior Production Executive for Twentieth Century Fox Film Corp. where he is responsible for all phases of production oversight for all feature film production at the studio. Prior to his studio involvement, he was production representative at HBO, overseeing a wide range of features and M-O-Ws. Mr. Baron has also acted as co-producer on television productions such as TALES FROM THE CRYPT and production coordinator and production supervisor on a wide variety of independent motion picture/television production.

CHARLES NEWIRTH, age 49 - Mr. Newirth is currently an established independent producer and executive producer in the motion picture industry and has been responsible for the production of such major motion pictures as the recently released "Patch Adams" with Robin Williams, "City of Angels" with Meg Ryan and Nicolas Cage, the Academy Award winning and highly successful "Forrest Gump" with Tom Hanks, as well as "Bugsy" with Warren Beatty, "Toys" with Robin Williams, and "The American President" with Michael Douglas. His career in feature film production has also included production manager for such films as "Pretty in Pink", "Robocop", and "The Abyss". In addition, he has worked in other diverse senior production positions as production supervisor, production coordinator, and location manager.

LINDA FAUSEY, age 51 - Ms. Fausey is a practicing attorney specializing in regulatory law, health care and insurance, and is also a registered lobbyist. Formerly, Ms. Fausey worked with various legislative committees and the Speaker of the House Research Staff.

TONY MILLER, age 59 - Mr. Miller is a veteran of more than 25 years in the motion picture industry. His job responsibilities within the industry have included co-production, editing and post production supervision for a wide variety of feature film and television projects. He has acted in the capacity of editor of over 40 feature films and 50 television productions. He has also produced 10 feature films, 180 television commercials, a variety of music videos, as well as directed and edited electronic video press kits. Mr. Miller was in charge of production for the Cinamerica Satellite Network and The Professionals Group, both located in Southern California, supervising a variety of different types of film and video productions. He has also served in numerous production capacities for New World Pictures, United Artists, MGM, A&M Records, CBS and Universal Pictures. He was the executive producer, editor and post production supervisor for the Witchcraft series of feature films, the most successful direct to video film series ever produced. He has won numerous awards including the Houston World Fest Gold Award for best dramatic picture, as co-producer and editor of the feature film DREAMRIDER with James Earl Jones. Mr. Miller is a graduate of the University of California, Los Angeles and was the head of the film and television department at the prestigious Harvard Westlake School in No. Hollywood, California.

BRIAN J. PATNOE, age 46 - Mr. Patnoe's tenure with the corporation began in 1987 as Executive Assistant in the areas of finance and administration. In 1989, he was elevated to the post of Associate Vice President, Administration, working as key liaison between senior officers of the corporation and members of the Board of Directors. His responsibilities also included monitoring and maintaining WWMPC's corporate due diligence data information, finance material information, and monitoring basic stockholder relations. He has worked closely with senior management of the company in the negotiations of co-financing production scenarios with domestic and foreign companies, consortiums, and independent financiers. Mr. Patnoe has also been associated with Siemens and Motorola ISG as national accounts manager and McDonnell Douglas Corporation as a configuration management analyst and product definition specialist; both senior technical and analytical corporate administrative positions assuring quality control and infrastructure communications. He maintains a degree in Business Administration and Economics from California State University, Fullerton and a Masters in Business Administration from the University of Southern California.

MICHAEL MAGHINI, age 47 - Mr. Maghini was most recently Vice President with Eden Financial Group, a Wall Street investment banking firm providing wholesale financial products to associate brokerage firms around the country, as well as a Managing Partner and Vice President with Famco, Inc. a real estate holding company in New York City. Mr. Maghini's well established financial experience, including his executive association for investment with the Putnam's Golden Scale Council, and his membership in the Million Dollar Round Table Club, complement his past investment management and development training with Paine Webber. Prior to Paine Webber, he held an investment executive position with Thompson McKinnon Securities. Mr. Maghini has helped develop the investment banking division of a major New York financial firm and has also managed a variety of many diverse institutional and, private investment portfolios. He is a graduate of Southern Connecticut University where he received his Bachelor of Science Degree in Political Science and Economics.

* (Indicates members of the Executive Committee)

FAMILY RELATIONSHIPS

There are no family relationships among directors, executive officers or persons chosen by the Company to be nominated as a director or appointed as an executive officer of the Company or any of its affiliated subsidiaries.


Item 10.  Executive Compensation.

The summary compensation table below sets forth certain information for all compensation, including: annual, long term and stock compensation paid for services rendered to the Company in all capacities for the fiscal years ended December 31, 2004, 2003, and 2002.

SUMMARY COMPENSATION TABLE

		Annual Compensation	    Long-Term Compensation

					    Awards	   Payouts

Name and			     	   Securities    Underlying
Principal		   Other Annual Stock Restricted Options/LTIP All Other
Position Year Salary Bonus Compensation Awards  Awards     Payouts  Compensation
   (a)   (b)  ($)(c) ($)(d)   ($)(e)    ($)(f) SARs(#)(g)   ($)(h)     ($)(i)

	(a)		(b)	(c)	(d)  (e)   (f)	    (g)	    (h)	  (i)
---------------------   ----  -------  ----  ----  ----  ---------  ----  ----
Charles Bailey**        2004        0     0     0     0     50,000     0     0
Chairman of the Board   2003        0     0     0     0          0     0     0
                        2002        0     0     0     0     25,000     0     0
Paul D. Hancock*/**     2004   95,000     0     0     0  3,150,000     0     0
President, CEO ***      2003   85,000     0     0     0  1,080,000     0     0
                        2002   70,000     0     0     0     80,000     0     0
A. Robert Sobolik*/**   2004        0     0     0     0          0     0     0
Exec. V.P./Treasurer    2003        0     0     0     0          0     0     0
                        2002        0     0     0     0     40,000     0     0
Larry Epstein*/**       2004        0     0     0     0    100,000     0     0
Secretary               2003        0     0     0     0          0     0     0
                        2002        0     0     0     0     50,000     0     0
John R. Woodward*/**    2004        0     0     0     0          0     0     0
Vice President          2003        0     0     0     0          0     0     0
                        2002        0     0     0     0          0     0     0
George T. Lindsey*/**   2004        0     0     0     0          0     0     0
Vice President          2003        0     0     0     0          0     0     0
                        2002        0     0     0     0          0     0     0
James J. Aitken*/**     2004        0     0     0     0    100,000     0     0
Vice President          2003        0     0     0     0          0     0     0
                        2002        0     0     0     0     35,000     0     0
John R. Foley**         2004        0     0     0     0          0     0     0
Director                2003        0     0     0     0          0     0     0
                        2002        0     0     0     0          0     0     0
Robert E. Capps Jr.**   2004        0     0     0     0    200,000     0     0
Director                2003        0     0     0     0          0     0     0
                        2002        0     0     0     0          0     0     0
Lewis O'Neil            2004        0     0     0     0          0     0     0
Director                2003        0     0     0     0          0     0     0
                        2002        0     0     0     0          0     0     0
Benjamin Whitfield Jr.**2004        0     0     0     0     10,000     0     0
Director                2003        0     0     0     0      5,000     0     0
                        2002        0     0     0     0     25,000     0     0
Brendan Cahill**        2004        0     0     0     0          0     0     0
Director                2003        0     0     0     0      4,000     0     0
                        2002        0     0     0     0     20,000     0     0
Alex Trebek**           2004        0     0     0     0      4,000     0     0
Director                2003        0     0     0     0      4,000     0     0
                        2002        0     0     0     0     20,000     0     0
LeRoy J. Steele**       2004        0     0     0     0          0     0     0
Director                2003        0     0     0     0          0     0     0
                        2002        0     0     0     0          0     0     0
Robert Lisnow           2004        0     0     0     0      5,000     0     0
Director                2003        0     0     0     0     45,000     0     0
                        2002        0     0     0     0      0,000     0     0
Philip Langwald**       2004        0     0     0     0          0     0     0
Director                2003        0     0     0     0          0     0     0
                        2002        0     0     0     0          0     0     0
Fred Baron**            2004        0     0     0     0          0     0     0
Director                2003        0     0     0     0          0     0     0
                        2002        0     0     0     0          0     0     0
Charles Newirth**       2004        0     0     0     0          0     0     0
Director                2003        0     0     0     0          0     0     0
                        2002        0     0     0     0          0     0     0
Linda Fausey		2004	    0	  0	0     0	    50,000     0     0
Director		----	    -	  -	-     -		 -     -     -
			----	    -	  -	-     -		 -     -     -
Tony Miller             2004        0     0     0     0          0     0     0
Associate V.P.          2003        0     0     0     0          0     0     0
                        2002        0     0     0     0          0     0     0
Brian J. Patnoe*        2004        0     0     0     0    100,000     0     0
Associate V.P.          2003        0     0     0     0    750,000     0     0
                        2002        0     0     0     0    100,000     0     0
Michael Maghini*        2004        0     0     0     0          0     0     0
Associate V.P.          2003        0     0     0     0          0     0     0
                        2002        0     0     0     0     10,000     0     0


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

*** Indicates - The President and Chief Executive Officer has waived
accumulated back salary.   Also, he has agreed to waive his current salary
indefinitely as long as the Company does not have sufficient funds on hand. In return he has agreed to also accept common stock, or preferred convertible stock of the Company or mutually agreeable stock options in lieu of cash, at the Company's discretion, except in the event of a merger or takeover of the Company in which he descents.

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

          NAME OF				AMOUNT & NATURE
TITLE     BENEFICIAL OWNERSHIP			BENEFICIAL		PERCENT
OF CLASS  OFFICERS AND DIRECTORS		OWNERSHIP		OF CLASS
--------- ----------------------		-------------		--------
Common    James J. Aitken                	175,000           	  .74%
          Vice President, Fin. & Adm.    	Sole Ownership
          Corporate Director             	Sole Voting Power
          12199 55th Ave.
          Remus, MI 49340

Common    Charles C. Bailey              	144,000			  .48%
          Chairman of the Board          	Sole Ownership
          42 King Street                 	Sole Voting Power
          New York, NY 10014

Common    Fred Baron                    	20,000			  .08%
          Corporate Director             	Sole Ownership
          531 N. Lillian Way             	Sole Voting Power
          Los Angeles, CA 90004

Common    Brendan Cahill                 	50,000			  .21%
          Corporate Director             	Sole Ownership
          13816 Bora Bora Way            	Sole Voting Power
          Marina Del Rey, Ca 90292

Common    Robert E. Capps, Jr.			201,700			  .85%
          Corporate Director             	Sole Ownership
          c/o 2120 Main St., Suite 180   	Sole Voting Power
          Huntington Beach, CA 92648

Common    Larry Epstein, Esq.            	305,333		 	 1.28%
          Secretary                      	Sole Ownership
          Corporate Director             	Sole Voting Power
          11733 Baird Ave.
          Northridge, CA 91326

Common    Linda Fausey				50,000			  .21%
	  Corporate Director			Sole Ownership
	  328 N. Walnut				Sole Voting Power
	  Lansing, MI 48933

Common    John D. Foley                  	60,000            	  .25%
          Corporate Director             	Sole Ownership
          c/o 2120 Main St., Suite 180   	Sole Voting Power
          Huntington Beach, CA 92648

Common    Paul D. Hancock                	5,613,384        	23.60%
          President/C.E.O.               	Sole Ownership
          Corporate Director            	Sole Voting Power
          124 8th Street, #8
          Huntington Beach, CA 92648

Preferred Paul D. Hancock			250,000
	  President/C.E.O.               	Sole Ownership
          Corporate Director            	Sole Voting Power
          124 8th Street, #8
          Huntington Beach, CA 92648

Common    Philip Langwald                	108,333			  .46%
          Chairman Emeritus/             	Sole Ownership
          Corporate Director            	Sole Voting Power
          16032 Lemond Hills Trail #173
          Del Ray Beach, FL 33446

Preferred Philip Langwald                	2,500
          Chairman Emeritus/Corporate Director	Sole Ownership
          16032 Lemond Hills Trail #173		Sole Voting Power
          Del Ray Beach, FL 33446

Common    George T. Lindsey              	138,550           	  .58%
          Vice President, Creative       	Sole Ownership
          Development/Corporate Director 	Sole Voting Power
          3218 S. 101st St.
          Omaha, NE 68124

Common    Robert Lisnow                      	115,000            	  .48%
          Corporate Director                	Sole Ownership
          10866 Wilshire Blvd.               	Sole Voting Power
          Los Angeles, CA 90024

Common    Michael Maghini                    	56,750            	  .24%
          Associate Vice President, Finance	Sole Ownership
          48 Stonewall Lane              	Sole Voting Power
          Madison, CT 06443-2248

Common    Tony Miller                    	22,000            	  .09%
          Associate Vice President, Production	Sole Ownership
          14014 Hamlin                   	Sole Voting Power
          Van Nuys, CA 91401

Common    Charles Newirth                	25,000            	  .11%
          Corporate Director             	Sole Ownership
          c/o 2120 Main St., Suite 180   	Sole Voting Power
          Huntington Beach, CA 92648

Common    Lewis O'Neil				9,800             	  .04%
          Corporate Director			Sole Ownership
          c/o 2120 Main St., Suite 180		Sole Voting Power
          Huntington Beach, CA 92648

Common    Brian J. Patnoe			1,236,300           	 5.20%
          Associate Vice President,    		Sole Ownership
          Administration               		Sole Voting Power
          c/o 2120 Main St., Suite 180
          Huntington Beach, CA 92648

Preferred Brian J. Patnoe              		55,000
          Associate Vice President,		Sole Ownership
          Administration			Sole Voting Power
          c/o 2120 Main St., Suite 180
          Huntington Beach, CA 92648

Common    A. Robert Sobolik            		80,400			  .34%
          Executive Vice President/Treasurer	Sole Ownership
          Corporate Director			Sole Voting Power
          132 Ascot Place
          Grass Valley, CA 95940

Common    LeRoy J. Steele              		10,000			  .04%
          Corporate Director           		Sole Ownership
          1977 Gramercy Place          		Sole Voting Power
          Los Angeles, CA 90068

Common    Alex Trebek				70,000			  .29%
          Corporate Director			Sole Ownership
          c/o 2120 Main St., Ste 180		Sole Voting Power
          Huntington Beach, CA 92648

Common    Benjamin Whitfield, Jr., Esq 		25,800			  .11%
          Corporate Director			Sole Ownership
          9000 E. Jefferson			Sole Voting Power
          Detroit, MI 48214

Common    John R. Woodward			235,014			  .99%
          Vice President, Film Production	Sole Ownership
          Corporate Director			Sole Voting Power
          850 Alabama Dr., Rte. 2
          Lone Pine, CA 93545

OFFICERS & DIRECTORS AS A GROUP			8,722,364		36.68%

OWNERS OF 5% OR MORE OF THE COMPANY'S COMMON EQUITY

Common    Paul D. Hancock			5,613,384		23.60%
          President/C.E.O.			Sole Ownership
          Corporate Director			Sole Voting Power
          124 8th St., #8
          Huntington Beach, CA 92648

Common	  Brian J. Patnoe			1,236,300		 5.20%
          Associate Vice President,		Sole Ownership
          Administration			Sole Voting Power
          c/o 2120 Main St., Suite 180
          Huntington Beach, CA 92648

Common    Richard W. Linford Trustee		2,500,000		10.51%
	  c/o 2120 Main St., Suite 180
          Huntington Beach, CA 92648


The foregoing totals are based upon Twenty-Three Million Seven Hundred Eighty-One Thousand Seven Hundred Fifty-Two (23,781,752) common shares of the Company issued and outstanding stock as of December 31, 2004.

To the best knowledge and belief of the Company, there are no arrangements, understandings, or agreements relative to the disposition of the Company's securities, the operation of which would at a subsequent date result in a change in control of the Company. Notwithstanding the foregoing, the company is aggressively pursuing various opportunities for acquisition or merger, which if consummated, could result in a change in control.

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


					WORLD WIDE MOTION PICTURES CORPORATION
March 26, 2005                   /s/    A. Robert Sobolik

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

				   /s/  A. Robert Sobolik
					----------------------------------
					A. Robert Sobolik
March 26, 2005				Executive Vice President/Treasurer




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

				   /s/  Paul D. Hancock
					-----------------------------------
					Paul D. Hancock,
					President and Chief Executive Officer
March 27, 2005


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


Date:  March 27, 2005		    /s/ Paul D. Hancock
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


Date:  March 26, 2005			/s/ A. Robert Sobolik
                                        ______________________________
				            A. Robert Sobolik
					    Executive Vice President/Treasurer