Form 10QSB
period 2005-03-31
WORLD WIDE MOTION PICTURES CORP
filed 2005-05-06
CIK 1005502

U.S. SECURITIES AND EXCHANGE COMMISSION Washington D.C. 20549 FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED March 31, 2005

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-27454

WORLD WIDE MOTION PICTURES CORPORATION (Name of small business issuer in its charter)
MICHIGAN (State or other jurisdiction incorporation or organization)	33-0081215 (I.R.S. Employer Identification No.)
2120 MAIN STREET, SUITE 180, HUNTINGTON BEACH, CA (Address of principal executive offices)	92648 (Zip Code)
(714) 960-7264 (Issuer's telephone number)
          Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

          Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practical date: 23,781,752 shares of Common Stock (par value $.001 per share) outstanding on March 31, 2005.

Part I. Financial Information
Item 1. Financial Statements

WORLD WIDE MOTION PICTURES CORPORATION Index to Financial Statements
Page
Financial Statements:
Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004	F-2
Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004	F-3
Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004	F-4
Notes to Consolidated Financial Statements	F-5

WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets As of March 31, 2005 and December 31, 2004
	March 31, 2005 (Unaudited)	December 31, 2004
Assets Cash	$ 54,865	$ 69,172
Motion picture and television properties, less accumulated amortization and writedowns of $6,332,404 and $6,330,466, respectively	4,287,094	4,289,032
Equipment, less accumulated depreciation of $11,537 and $10,276, respectively	38,900	40,161
Total Assets	$ 4,380,859	$ 4,398,365
Liabilities and Stockholders' Equity Liabilities: Debt	$ 28,621	$ 29,116
Accounts Payable and Accrued Liabilities	3,500	-
Total Liabilities	32,121	29,116
Stockholders' Equity: Preferred Stock, $.01 par value; authorized 1,000,000 shares, issued and outstanding 468,217 and 468,217 shares, respectively (liquidation preference of $4,682)	4,682	4,682
Preferred Stock, $10.00 par value; authorized 100,000 shares, issued and outstanding 23,000 and 23,000 shares, respectively (liquidation preference of $230,000)	230,000	230,000
Common Stock, $.001 par value; authorized 100,000,000 shares, issued and outstanding 23,781,752 and 23,781,752 shares, respectively	23,782	23,782
Additional Paid-In Capital	10,515,795	10,515,795
Retained Earnings (deficit)	(6,425,521)	(6,405,010)
Total Stockholders' Equity	4,348,738	4,369,249
Total Liabilities and Stockholders' Equity	$ 4,380,859	$ 4,398,365

See notes to consolidated financial statements.

WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES Consolidated Statements of Operations For the Three Months Ended March 31, 2004 and 2005 (Unaudited)
	Three Months Ended March 31,
	2005	2004

Operating Revenues	$ 12,403	$ 1,766

Operating Costs and Expenses:
General and Administrative	29,718	10,269
Amortization of Motion Picture and Television Properties	1,938	1,388
Depreciation of Equipment	1,261	1,261

Total Operating Costs and Expenses	32,917	12,918

Income (loss) from Operations	(20,514)	(11,152)

Other Income (expense):
Interest Income	241	30
Interest Expense	(238)	(320)

Net Loss	$ (20,511)	$ (11,442)

Loss Per Share - Basic and Diluted	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding
Basic	23,781,752	13,034,752

Diluted	24,547,020	13,800,020

See notes to consolidated financial statements.

WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended March 31,
	2005	2004

Cash flows from operating activities: Net income (loss)	$ (20,511)	$ (11,442)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities: Amortization of motion picture and television properties	1,938	1,388
Depreciation of equipment	1,261	1,261
Changes in operating assets and liabilities: Accounts payable and accrued liabilities	3,500	-

Net cash provided by (used in) operating activities	(13,812)	(8,793)

Cash flows from investing activities	-	-

Cash flows from financing activities: Net increase (decrease) in debt	(495)	(1,000)

Net cash provided by (used in) financing activities	(495)	(1,000)

Net increase (decrease) in cash	(14,307)	(9,793)

Cash, beginning of period	69,172	25,096

Cash, end of period	54,865	15,303

Supplemental disclosures: Cash payments made during the year: Interest	238	320

Income taxes	-	-

See notes to consolidated financial statements.

WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements Three Months Ended March 31, 2005 and 2004 (Unaudited)
1.   Interim Financial Statements

The unaudited financial statements as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2005 and the results of operations and cash flows for the three month periods ended March 31, 2005 and 2004. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2005 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2005. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2004 as included in our report on Form 10-KSB.

2.   Description of Business

World Wide Motion Pictures Corporation ("WWMPC") was incorporated in Michigan on December 9, 1980. WWMPC and its subsidiaries (collectively, the "Company") acquire, produce, finance, develop, and distribute motion picture and television properties and render consulting services to the entertainment industry.

3.   Motion Picture and Television Properties

At March 31, 2005, motion picture and television properties consist of:

Library of completed motion pictures and television productions	$ 9,713,549
Screenplays and development costs	905,949

Totals	10,619,498

Accumulated amortization and writedowns	(6,332,404)

Motion picture and television properties - net	$ 4,287,094

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

4.   Commitments and Contingencies

Employment agreement - On October 20, 1983, WWMPC executed an agreement with its president (hereafter, "Hancock"). The agreement provided that Hancock will be the chief executive officer of WWMPC until April 1, 2012 (April 1, 2022, if renewed by Hancock). Under the agreement, Hancock is entitled to an annual salary of $85,000 per year for 1983 and annual salaries thereafter equal to $85,000 plus annual increases equal to the greater of (a) $15,000 or (b) proportionate increases in the Consumer Price Index, plus up to 5% of certain revenues earned by the Company. Hancock has waived unpaid compensation due him through March 31, 2005.

Lease agreement - The Company leases its office in Huntington Beach, California under a one year lease expiring December 2005 at rentals of $736 per month.

Prospective acquisition agreement - The Company has discontinued discussions with the American Pioneer Services Group relative to a Memorandum of Understanding which expired on December 22, 2004. The Company continues to receive and review proposals from enterprises that wish to merge, acquire or be acquired with or by WWMPC. The Company's plan include at this time to accept one or more of the proposals if practicable and beneficial to increased shareholder value. In that event, it is likely but not certain that effective control of WWMPC will change.

Item 2. Management's Discussion and Analysis or Plan of Operation

Management's discussion and analysis of financial condition and results of operation should be read in conjunction with the consolidated financial statements and related notes.

RESULTS OF OPERATIONS

The Company's revenue for the three months ending March 31, 2005 was $12,403 as compared to $1,766 for the comparable period of 2004. The three month period ending March 31, 2005 net operating loss prior to depreciation expense and returned sales was ($17,315), and net operating loss before depreciation for the comparable period ending 2004 of ($8,503). For the three months ending March 31, 2005, expenses for the Company's development, production and distribution operations and its miscellaneous operations totaled $20,511 compared to $11,442 for the comparable period of 2004. The increase in operating expenses of March 31, 2005 was primarily attributable to the marketing and distribution of the feature length film entitled "Amy", the reproduction of film and the marketing of the film project "Ninth Street", the promotion of several other projects and an upgrade to the bookkeeping system. The increase in revenue attributable to the first quarter 2005 is due to revenue pursuant to the exploitation of the film project "Ninth Street", "Shattered Illusions" and "Amy". There were no resultant per share earnings to common stockholders in March 31, 2005 and March 31, 2004. The Company derives its revenues from the licensing of its newly created film and television productions, the licensing of its inventory of previously produced films or television productions and fees received for professional services provided to the industry. The Company also receives revenue for the marketing and distribution of product produced or owned by 3rd party producers and production companies. The generation of revenue in the motion picture and television industry is highly competitive which may have a material impact on the Company's financial statements.

The following table presents operations data and selected statistical information for the periods indicated.

	Three Months Ended March 31,
	2004	2005

Revenues	$ 1,766	$ 12,403
Costs and Expenses Operating & Administration expenses	12,918	32,917
Depreciation and amortization	2,649	3,199
Income (Loss)	$(11,152)	$(20,514)

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

In 1999, 2000, 2001, 2002 and 2003 certain other film and television participations of the Company included development and packaging arrangements, the Company's review and in certain cases, advice and counsel on screenplays and screenplay development scenarios for the subsequent possible packaging and production and distribution of a particular project. The most significant of these productions, their production companies, and percentage of future gross revenue allocated to the Company, were the feature length film entitled CORKLESBY offered by co-production company Northstar Entertainment Inc., a 4-year old Los Angeles based production company, (50%); and the feature length film entitled ALONG FOR THE RIDE offered by production company Wittman Productions Inc., a 4-year old Los Angeles based production company, (50%). In 2000, the Company prepared for production, began distribution and entered negotiations.

The Company experienced no material changes during the first quarter of 2005 regarding its operations or its financial position relative to first quarter 2004. There are no seasonal or other factors regarding the Company's intra-year operations that require explanation of a percentile swing in inter-quarter reports.

GENERAL

In fiscal 2004 and the first three months of 2005 the Company continued its involvement in a variety of film and television projects relative to development, acquisitions, packaging, production and marketing/distribution activities. The Company also continued to pursue potential diversified business opportunities that have cash flow possibilities. Management believes that a film or television production's economic success is dependent upon several overlapping factors including general public appetite of a potential genre or performer at the time of release, domestic and international marketing philosophy, applicable usage of existing and new and emerging technology, advertising strategy with resultant penetration and the overall quality of the finished production. The Company's film and television productions may compete for sales with numerous independent and foreign productions as well as projects produced and distributed by a number of major domestic and foreign companies, many of which are units of conglomerate corporations with assets and resources substantially greater than the Company's. Management of the Company believes that in recent years there has been an increase in competition in virtually all facets of the Company's business. Specifically, the motion picture industry competes with television and other forms of leisure-time entertainment. Since the Company may for certain undetermined markets and products distribute its product to all markets and media worldwide, it is not possible to determine how its business as a whole will be affected by these developments and accordingly, the resultant impact on the financial statements. The Company has currently obtained or arranged for the investment capital to produce and/or distribute a minimum of two full length feature films or specialty television productions within the next two years. In addition to the development, financing, production, and distribution of motion picture and television product, the Company expects to continue to exploit a portion or portions of the Company's completed film and television library to a wide variety of distribution outlets including network television, cable television, satellite broadcast, pay-per-view, and home video sales. Specifically, live action motion pictures are generally licensed for broadcast on commercial television following limited or wide release distribution to theatrical outlets (theaters), home video and pay television. Licensing to commercial television is generally accomplished pursuant to agreements which allow a fixed number of telecasts over a prescribed period of time for a specified license fee. Television license fees vary widely, from several thousand to millions of dollars depending on the film or television production, the number of times it may be broadcast, whether it is licensed to a network or a local station and, with respect to local stations, whether the agreement provides for prime-time or off-time telecasting. Licensing to domestic and foreign television stations (syndication) is an important potential source of revenue for the Company, although in recent years the prices obtainable for individual film and television product in domestic syndication have declined as pay television licensing has grown. The growth of pay television and home video technologies, i.e. DVD (Digital Video Disk) and HDTV (High Definition television), has had an adverse effect on the fees obtainable from the licensing of film and television product to networks and local television stations. Thereby potentially effecting the Company's ability to generate substantive revenue from this particular venue; however increasing revenue potential in other areas. Conversely, the Company may derive revenue from the marketing and sale, either directly or through licensees, of motion pictures and other filmed or videotaped product on videocassette or Digital Video Disk for playback on a television set or monitor through the use of videocassette recorders ("VCRs"), digital video disk recorders and continued advancements of pay television (cable), satellite broadcast technologies, and Internet applications domestically and internationally. The Company currently holds the distribution rights to 301 motion picture and television titles.The revenue competition relative to existing or pending exploitation agreements of the Company's film and television product library and current and future production and distribution of projects is volatile due to the many technological and innovative changes in the industry and also changes regularly occurring in the international economy.

LIQUIDITY AND CAPITAL RESOURCES

At the end of the First Quarter 2005, the Company experienced a net loss of (20,511). At March 31, 2005, the Company had $54,865 in cash and no cash equivalents and in the same period, 2004, the Company had $15,303 in cash and no cash equivalents. The Company anticipates that its existing capital resources may be adequate to satisfy its capital requirements for the forseeable future. However, to accomplish the Company's planned activities, it will need to raise additional funds through public or private financings in the form of debt or equity. The Company has available substantial loss carry forwards for federal income tax purposes. The exact amount of the loss carry forwards is uncertain until the Company reaches an understanding with the Internal Revenue Service in that regard. In order to finance its operations, working capital needs and capital expenditures, the Company utilized revenue from licensing fees, loans, proceeds from the private sale of equity securities, deferred compensation, profit participation, and equity in exchange for services and product.

In accordance with the Securities and Exchange Commission "Regulation D", and subject to Rule 144 restrictions, the Company issued no shares of its common stock and no shares of its preferred stock for cash and no shares of its common stock and no shares of its preferred stock for product and services acquired by or provided to the Company in the first quarter period ending March 31, 2005. For the comparable period in 2004, the Company issued no shares of its common stock and no shares of its preferred stock for cash and no shares of its common stock and no shares of its preferred stock for product and services. No proceeds from the sale of the corporation's common stock or preferred stock has ever been used to pay compensation to employees or executives of the Company. The Company was previously issued a standby irrevocable Letter of Credit from the Key Bank, N.A., Cleveland, Ohio (formerly Society Bank), in the amount of fifty thousand ($50,000) dollars. The terms of the Society Bank Letter of Credit required that, if utilized, the Company would pledge as collateral a portion of its film and television product library. If the Letter of Credit were exercised, the resultant loan would be secured by a commensurate portion of the Company's film and television product library. The Society Bank terms also provided that the Company would continue to be able to sell or lease any portion of the product library as long as it retained sufficient material to secure any loans made as a result of the Letter of Credit.

The Company currently utilizes a one hundred thousand ($100,000) dollar primary line of credit with the Wells Fargo Bank of California and Citibank, to accommodate its daily cash flow needs and occasionally uses its credit lines at other financial institutions and with its vendors and suppliers.

The Company's principal liquidity in the period ending March 31, 2005, included cash of $54,865 and net accounts receivable of $0.00 and in period ending March 31, 2004, included cash of $15,303 and net accounts receivable of $34,000. The Company's liquidity position has remained sufficient enough to support on-going general administrative expense, pilot programs, strategic position, and the garnering of contracts, relationships and film and television product for addition to the Company's library, and the financing, packaging, development and production of two feature films and specialty television projects. Although the Company during 2003 and 2004 experienced revenue, unless the Company has an influx of additional capital, the Company will not be able to accomplish its planned objectives and revenue projections. Accordingly, the Company intends to resolve and provide for its liquidity needs as well as provide for the needed capital resources to expand its operations through a future proposed public offering of its common shares to the public. It is anticipated that such an offering will commence within the next 24 months for an amount to be determined by the Company and underwriter(s) if any. To meet the Company's interim liquidity and capital resources needs while the Company's contemplated public offering is being prepared and examined, the Company is presently investigating the possibilities of future loans and is considering future sales of unregistered common equity to accredited investors under one or more exemptions that provide for the same. In the event a loan is obtained, one of the terms may provide that the same be repaid from the proceeds derived from the Company's contemplated public offering. A primary use of public offering proceeds would be the further exploitation of the Company's current completed product film and television library, participations in completed films, and the continued development, production and marketing/distribution of new film and television production opportunities. The Company continues to discuss acquisitions and mergers with various interested parties.

In 1997 and 1998, management revalued its inventory based on management's receipt of commentary from the Securities and Exchange Commission, with an appraisal of potential resale value, worthiness as works of art, and potential licensing capabilities, resulting in a reduction in management's estimate of a net realizable value. Further, at year end December 31, 2004, management relative to current world events, industry developments, governmental policy and new accounting standards effected a substantial additional writedown of inventory value.

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

WORLD WIDE MOTION PICTURES CORPORATION

May 4, 2005	/s/ Paul D. Hancock Paul D. Hancock President & Chief Executive Officer

May 4, 2005	/s/ A. Robert Sobolik A. Robert Sobolik Executive Vice President/Treasurer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of World Wide Motion Pictures Corporation (the "Company") on Form 10-QSB for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul D. Hancock, Chief Executive Officer of the Company, hereby certify, pursuant to and solely for the purpose of 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Paul D. Hancock Paul D. Hancock President and Chief Executive Officer
May 5, 2005

CERTIFICATION OF EXECUTIVE VICE PRESIDENT/TREASURER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of World Wide Motion Pictures Corporation (the "Company") on Form 10-QSB for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, A. Robert Sobolik, Executive Vice President/Treasurer of the Company, hereby certify, pursuant to and solely for the purpose of 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ A. Robert Sobolik A. Robert Sobolik Executive Vice President/Treasurer
May 5, 2005

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

Date: May 5, 2005	/s/ Paul D. Hancock Paul D. Hancock President and Chief Executive Officer

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

Date: May 5, 2005	/s/ A. Robert Sobolik A. Robert Sobolik Executive Vice President/Treasurer