Form 10QSB
period 2005-06-30
WORLD WIDE MOTION PICTURES CORP
filed 2005-08-10
CIK 1005502

U.S. SECURITIES AND EXCHANGE COMMISSION Washington D.C. 20549 FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED June 30, 2005

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
          Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

          Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practical date: 23,781,752 shares of Common Stock (par value $.001 per share) outstanding on June 30, 2005.

Part I. Financial Information
Item 1. Financial Statements

WORLD WIDE MOTION PICTURES CORPORATION Index to Financial Statements
Page
Financial Statements:
Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004	F-2
Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004	F-3
Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004	F-4
Notes to Consolidated Financial Statements	F-5

WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets As of June 30, 2005 and December 31, 2004
	June 30, 2005 (Unaudited)	December 31, 2004
Assets Cash	$ 44,336	$ 69,172
Motion picture and television properties, less accumulated amortization and writedowns of $6,333,792 and $6,330,466, respectively	4,285,706	4,289,032
Equipment, less accumulated depreciation of $12,798 and $10,276, respectively	37,639	40,161
Total Assets	$ 4,367,681	$ 4,398,365
Liabilities and Stockholders' Equity Liabilities: Debt	$ 25,781	$ 29,116
Accounts Payable and Accrued Liabilities	2,388	-
Total Liabilities	28,169	29,116
Stockholders' Equity: Preferred Stock, $.01 par value; authorized 1,000,000 shares, issued and outstanding 468,217 and 468,217 shares, respectively (liquidation preference of $4,682)	4,682	4,682
Preferred Stock, $10.00 par value; authorized 100,000 shares, issued and outstanding 23,000 and 23,000 shares, respectively (liquidation preference of $230,000)	230,000	230,000
Common Stock, $.001 par value; authorized 100,000,000 shares, issued and outstanding 23,781,752 and 23,781,752 shares, respectively	23,782	23,782
Additional Paid-In Capital	10,515,795	10,515,795
Retained Earnings (deficit)	(6,434,747)	(6,405,010)
Total Stockholders' Equity	4,339,512	4,369,249
Total Liabilities and Stockholders' Equity	$ 4,367,681	$ 4,398,365

See notes to consolidated financial statements.

WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES Consolidated Statements of Operations For the Three and Six Months Ended June 30, 2005 and 2004 (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Operating Revenues	$ 8,540	$ 20,047	$ 20,943	$ 21,813

Operating Costs and Expenses:
General and Administrative	15,124	55,236	44,842	65,505
Amortization of Motion Picture and Television Properties	1,388	1,388	3,326	2,776
Depreciation of Equipment	1,261	1,261	2,522	2,522

Total Operating Costs and Expenses	17,773	57,885	50,690	70,803

Income (loss) from Operations	(9,233)	(37,838)	(29,747)	(48,990)

Other Income (expense):
Interest Income	267	18	508	48
Interest Expense	(260)	(255)	(498)	(575)

Net Loss	$ (9,226)	$ (38,075)	$ (29,737)	$ (49,517)

Loss Per Share - Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding:
Basic	23,781,752	15,350,752	23,781,752	14,192,752

Diluted	24,547,020	16,116,020	24,547,020	14,958,020

See notes to consolidated financial statements.

WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended June 30,
	2005	2004

Cash flows from operating activities: Net income (loss)	$ (29,737)	$ (49,517)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities: Shares issued for services	-	46,320
Amortization of motion picture and television properties	3,326	2,776
Depreciation of equipment	2,522	2,522
Changes in operating assets and liabilities: Accounts payable and accrued liabilities	2,388	-

Net cash provided by (used in) operating activities	(21,501)	(2,101)

Cash flows from investing activities	-	-

Cash flows from financing activities: Net increase (decrease) in debt	(3,335)	(1,400)

Net cash provided by (used in) financing activities	(3,335)	(1,400)

Net increase (decrease) in cash	(24,836)	(701)

Cash, beginning of period	69,172	25,096

Cash, end of period	44,336	25,797

Supplemental disclosures: Cash payments made during the year: Interest	498	740

Income taxes	-	-

See notes to consolidated financial statements.

WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements Three and Six Months Ended June 30, 2005 and 2004 (Unaudited)
1.   Interim Financial Statements

The unaudited financial statements as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2005 and the results of operations and cash flows for the three month and six month periods ended June 30, 2005 and 2004. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month and six month period ended June 30, 2005 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2005. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.

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

3.   Motion Picture and Television Properties

At June 30, 2005, motion picture and television properties consist of:

Library of completed motion pictures and television productions	$ 9,713,549
Screenplays and development costs	905,949

Totals	10,619,498

Accumulated amortization and writedowns	(6,333,792)

Motion picture and television properties - net	$ 4,285,706

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

4.   Preferred Stock

Three series of preferred stock issued in 2002 totaling 285,000 preferred shares provided for conversion rights to common stock at a rate of 2 shares common for each share preferred until June 30, 2005. On June 30, 2005 and thereafter, the rate increases to 10 shares common for each share preferred. Accordingly, the number of shares of common stock which the preferred stock is convertible into increased on June 30, 2005 to a total of 3,045,268 shares of common stock.

5.   Commitments and Contingencies

Employment agreement - On October 20, 1983, WWMPC executed an agreement with its president (hereafter, "Hancock"). The agreement provided that Hancock will be the chief executive officer of WWMPC until April 1, 2012 (April 1, 2022, if renewed by Hancock). Under the agreement, Hancock is entitled to an annual salary of $85,000 per year for 1983 and annual salaries thereafter equal to $85,000 plus annual increases equal to the greater of (a) $15,000 or (b) proportionate increases in the Consumer Price Index, plus up to 5% of certain revenues earned by the Company. Hancock has waived unpaid compensation due him as of June 30, 2005.

Lease agreement - The Company leases its office in Huntington Beach, California under a one year lease expiring December 2005 at rentals of $736 per month.

Prospective acquisition agreement - The Company has discontinued discussions with the American Pioneer Services Group relative to a Memorandum of Understanding which expired on December 22, 2004. The Company continues to receive and review proposals from enterprises that wish to merge, acquire or be acquired with or by WWMPC. The Company's plans include at this time to accept one or more of the proposals if practicable and beneficial to increased shareholder value. In that event, it is likely but not certain that effective control of WWMPC will change. The Company's Management anticipates signing an agreement in the near future, which, in their opinion, will substantially increase share value. Although the majority of the Company's new business may be in a new industry, the Company will nevertheless continue to grow its existing business.

Item 2. Management's Discussion and Analysis or Plan of Operation

Management's discussion and analysis of financial condition and results of operation should be read in conjunction with the consolidated financial statements and related notes.

RESULTS OF OPERATIONS

The Company's revenue for the six months ending June 30, 2005 was $20,943 as compared to $21,813 for the comparable period of 2004. The six month period ending June 30, 2005 net loss from operations prior to depreciation expense and stock based compensation was ($23,899), and net income for period ended June 30, 2004 of $2,628. For the six months ending June 30, 2005, expenses for the Company's development, production and distribution operations and its miscellaneous operations totaled $44,842 compared to $65,505 for the comparable period of 2004. The decrease in operating expenses of June 30, 2005 was primarily attributable to a reduction in the marketing and distribution of the feature length film entitled "Amy", the reproduction of film and the marketing of the film project "Ninth Street" and the promotion of several other projects. The decrease in revenue attributable to the first half of 2005 is due to revenue pursuant to the exploitation of the film projects "Ninth Street", "Shattered Illusions" and "Amy". There were no resultant per share earnings to common stockholders in June 30, 2005 and June 30, 2004. The Company derives its revenues from the licensing of its newly created film and television productions, the licensing of its inventory of previously produced films or television productions and fees received for professional services provided to the industry. The Company also receives revenue for the marketing and distribution of product produced or owned by third party producers and production companies. The generation of revenue in the motion picture and television industry is highly competitive which may have a material impact on the Company's financial statements.

The following table presents selected financial data for the periods indicated.

	Three Months Ended
	Jun 30, 2004	Sep 30, 2004	Dec 31, 2004	Mar 31, 2005	Jun 30, 2005

Cash	$ 25,797	$ 82,525	$ 69,172	$ 54,865	$ 44,336
Assets	4,360,788	4,414,867	4,398,365	4,380,859	4,367,681
Total Income	20,065	70,260	322	12,644	8,807
Debt	29,433	28,833	29,116	32,121	28,169
Total Expense	58,140	20,581	21,823	33,155	18,033
Income (Loss)	(38,075)	49,679	(21,501)	(20,511)	(9,226)
Equity	4,331,355	4,351,034	4,369,249	4,348,738	4,339,512

The Company has presented a consolidated balance sheet which includes four wholly-owned active subsidiaries: World Wide Productions Inc., World Wide Film & Television Institute, World Wide Entertainment Inc. and World Wide (Pat Publishing Inc.). The Company's charter allows it to branch into diversified fields of enterprise provided management concludes there is a significant potential for profit. It is the decision of management to continue the Company's operations in the motion picture and television industry, but since the primary business objective of the Company is to increase the value of its stockholders' equity, if and when opportunities arise to make profits for the corporation in a diversified industry, the Company shall investigate and if appropriate, pursue such opportunities. The motion picture and television segment of the Company's current or planned operations is the only segment material to the Company's financial statements or condition.

The Company's motion picture and television participation strategy has been to expend its resources and to set in place relationships and contracts in preparation for the continued development, acquisitions, production and/or marketing/distribution of quality moderate budget feature length motion pictures, documentaries, docudramas and television productions. The strategy additionally includes the acquisition of screenplays and teleplays suitable for development/packaging and completed motion pictures and television projects for licensing and marketing/ distribution opportunities for all applicable sales territories throughout the world. At such time that sufficient additional working capital is secured, it is the Company's opinion that substantial revenue will be generated by the existing film and television library and future distribution of potential new product, ultimately realizing its projected return on investment. Currently, arrangements and contractual participation by the Company in various feature film and television productions over the last 5 years include gross and net revenue participations in the following feature film and television productions responsible for worldwide revenue potential including all markets and all media wherein the particular production is distributed:

(1) In 1997 and 1998, post production and distribution preparation of the documentary entitled THE OUTLAW TRAIL, 100 YEARS REVISITED, in association with Western Sunset Films, an 8-year old Los Angeles based documentary production company. (2) In 1998, development and production of the series television production entitled CLASSIC CAR, in association with SLIM, Inc., a 6-year old Los Angeles based television production company. (3) In 1999, the acquisition and preparation for marketing and distribution of the feature film entitled WHAT'S IN A COOKIE produced by production company Rocinante Productions Inc. and providing 50% of gross revenue participation to the Company in perpetuity. (4) In 2000, the acquisition and preparation for marketing and distribution of the feature films entitled MALEVOLENCE and THE SECOND COMING produced by production company Sig Larsen Productions Inc. and providing 50% of gross revenue participation to the Company in perpetuity. Other arrangements include preparation for Internet marketing and distribution of a feature length film acquired by the Company entitled CITIZEN SOLDIER originally produced by M&D Productions, an 18-year old Los Angeles based film production company, purchased by the Company in 1995 and providing a 60% gross revenue participation to the Company in perpetuity.

In 1998, all financing for the completion of the feature length production entitled SHATTERED ILLUSIONS featuring Morgan Fairchild, Bruce Weitz, Richard Lynch and Dan Monahan was secured and the production was completed. In 1999, the Company entered into an Agreement with representative RGH/Lions Share Pictures Inc., a 16-year old, Los Angeles based distribution company for the purpose of conducting all foreign sales arrangements of the film.

In August, 1999, the Company entered into an Agreement with Jaguar Entertainment Inc., a 13-year old Los Angeles based distribution company, for the purpose of marketing and distributing the feature length motion picture entitled NINTH STREET featuring Martin Sheen and Isaac Hayes to all domestic non-theatrical ancillary markets including home video, pay television, satellite and DVD.

In August and September, 1999, the Company entered into an agreement with GTL Productions Inc., a 15-year old Omaha based production company for the purpose of acquiring the domestic and foreign marketing and distribution rights to a documentary series entitled ON THESE RUINS encompassing the titles of ANTARTICA, THE GALAPOGOS ISLAND and EASTER ISLAND.

In June, 2000, the Company entered into an Agreement for the development of an electronic commerce marketing arrangement with Pix Media Inc., a 3 year old Los Angeles based Internet company, for the purpose of providing a national and international e-commerce exploitation venue for various titles within the Company's completed film and television library.

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

In 1999, 2000,2001,2002, 2003, 2004 and the first half of 2005 certain other film and television participations of the Company included development and packaging arrangements, the Company's review and in certain cases, advice and counsel on screenplays and screenplay development scenarios for the subsequent possible packaging and production and distribution of a particular project. The most significant of these productions, their production companies, and percentage of future gross revenue allocated to the Company, were the feature length film entitled CORKLESBY offered by co-production company Northstar Entertainment Inc., a 5-year old Los Angeles based production company, (50%); and the feature length film entitled ALONG FOR THE RIDE offered by production company Wittman Productions Inc., a 5-year old Los Angeles based production company, (50%). In 2000, the Company prepared for production, began distribution and entered negotiations.

The Company experienced no material changes during the first half of 2005 regarding its operations or its financial position relative to first half of 2004. There are no seasonal or other factors regarding the Company's intra-year operations that require explanation of a percentile swing in inter-quarter reports.

GENERAL

In fiscal 2004 and the first half of 2005 the Company continued its involvement in a variety of film and television projects relative to development, acquisitions, packaging, production and marketing/distribution activities. The Company also continued to pursue potential diversified business opportunities that have cash flow possibilities. Management believes that a film or television production's economic success is dependent upon several overlapping factors including general public appetite of a potential genre or performer at the time of release, domestic and international marketing philosophy, applicable usage of existing and new and emerging technology, advertising strategy with resultant penetration and the overall quality of the finished production. The Company's film and television productions may compete for sales with numerous independent and foreign productions as well as projects produced and distributed by a number of major domestic and foreign companies, many of which are units of conglomerate corporations with assets and resources substantially greater than the Company's. Management of the Company believes that in recent years there has been an increase in competition in virtually all facets of the Company's business. Specifically, the motion picture industry competes with television and other forms of leisure-time entertainment. Since the Company may for certain undetermined markets and products distribute its product to all markets and media worldwide, it is not possible to determine how its business as a whole will be affected by these developments and accordingly, the resultant impact on the financial statements. The Company has currently obtained or arranged for the investment capital to produce and/or distribute a minimum of two full length feature films or specialty television productions within the next two years. In addition to the development, financing, production, and distribution of motion picture and television product, the Company expects to continue to exploit a portion or portions of the Company's completed film and television library to a wide variety of distribution outlets including network television, cable television, satellite broadcast, pay-per-view, and home video sales. Specifically, live action motion pictures are generally licensed for broadcast on commercial television following limited or wide release distribution to theatrical outlets (theaters), home video and pay television. Licensing to commercial television is generally accomplished pursuant to agreements which allow a fixed number of telecasts over a prescribed period of time for a specified license fee. Television license fees vary widely, from several thousand to millions of dollars depending on the film or television production, the number of times it may be broadcast, whether it is licensed to a network or a local station and, with respect to local stations, whether the agreement provides for prime-time or off-time telecasting. Licensing to domestic and foreign television stations (syndication) is an important potential source of revenue for the Company, although in recent years the prices obtainable for individual film and television product in domestic syndication have declined as pay television licensing has grown. The growth of pay television and home video technologies, i.e. DVD (Digital Video Disk) and HDTV (High Definition television), has had an adverse effect on the fees obtainable from the licensing of film and television product to networks and local television stations. Thereby potentially affecting the Company's ability to generate substantive revenue from this particular venue; however increasing revenue potential in other areas. Conversely, the Company may derive revenue from the marketing and sale, either directly or through licensees, of motion pictures and other filmed or videotaped product on videocassette or Digital Video Disk for playback on a television set or monitor through the use of videocassette recorders ("VCRs"), digital video disk recorders and continued advancements of pay television (cable), satellite broadcast technologies, and Internet applications domestically and internationally. The Company currently holds the distribution rights to 314 motion picture and television titles. The revenue competition relative to existing or pending exploitation agreements of the Company's film and television product library and current and future production and distribution of projects is volatile due to the many technological and innovative changes in the industry and also changes regularly occurring in the international economy. Currently, governmental involvement and international concerns such as pirating of intellectual property will affect the Company's business prospects.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2004, the Company experienced a net loss from operations of ($48,990) and for the six months ended June 30, 2005 a net loss from operations of ($29,747). At June 30, 2004, the Company had $25,797 in cash and no cash equivalents and in the same period, 2005, the Company had $44,336 in cash and no cash equivalents. The Company anticipates that its existing capital resources may be adequate to satisfy its capital requirements for the foreseeable future. However, to accomplish the Company's planned activities, it will need to raise additional funds through public or private financings in the form of debt or equity. The Company has available substantial loss carry forwards for federal income tax purposes. The exact amount of the loss carry forwards is uncertain until the Company reaches an understanding with the Internal Revenue Service in that regard. In order to finance its operations, working capital needs and capital expenditures, the Company utilizes revenue from licensing fees, loans, proceeds from the private sale of equity securities, deferred compensation, profit participation, and equity in exchange for services and product.

In accordance with the Securities and Exchange Commission "Regulation D", and subject to Rule 144 restrictions, the Company issued no shares of its common stock and no shares of its preferred stock for cash and no shares of its common stock and no shares of its preferred stock for product and services acquired by or provided to the Company in the first half ending June 30, 2005.

The Company currently utilizes a one hundred thousand ($100,000) dollar primary line of credit with the Wells Fargo Bank of California and Citibank, to accommodate its daily cash flow needs and occasionally uses its credit lines at other financial institutions and with its vendors and suppliers.

The Company's principal liquidity at June 30, 2005 included cash of $44,336 and no accounts receivable and in period ending June 30, 2004 included cash of $25,797 and net accounts receivable of $15,500. The Company's liquidity position has remained sufficient enough to support on-going general administrative expense, pilot programs, strategic position, and the garnering of contracts, relationships and film and television product for addition to the Company's library, and the financing, packaging, development and production of two feature films and specialty television projects. Although the Company during 2003 and 2004 and the first half of 2005 experienced revenue, unless the Company has an influx of additional capital, the Company will not be able to accomplish its planned objectives and revenue projections. Accordingly, the Company intends to resolve and provide for its liquidity needs as well as provide for the needed capital resources to expand its operations through a future proposed public offering of its common shares to the public. It is anticipated that such an offering will commence within the next 24 months for an amount to be determined by the Company and underwriter(s) if any. To meet the Company's interim liquidity and capital resources needs while the Company's contemplated public offering is being prepared and examined, the Company is presently investigating the possibilities of future loans and is considering future sales of unregistered common equity to accredited investors under one or more exemptions that provide for the same. In the event a loan is obtained, one of the terms may provide that the same be repaid from the proceeds derived from the Company's contemplated public offering. A primary use of public offering proceeds would be the further exploitation of the Company's current completed product film and television library, participations in completed films, and the continued development, production and marketing/distribution of new film and television production opportunities.

The Company continues to discuss acquisitions and mergers with various interested parties. During the last three years, the Company has signed Letters of Intent or Understanding and Non-Circumvention and Disclosure documents relative to proposals of merger or acquisition received by the Company. Accordingly, the Company pursued due diligence investigations in each case. It is now more than likely that Management will sign a commitment to proceed with a reverse acquisition in the near future predicated on pro-forma data demonstrating an increase in the Company's share value. Such acquisition would result in a change in effective control of the Company. Although it is possible that the majority of the Company's business will shift to a new industry, Management will continue to grow the Company's existing business.

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

WORLD WIDE MOTION PICTURES CORPORATION

August 4, 2005	/s/ Paul D. Hancock Paul D. Hancock President & Chief Executive Officer

August 4, 2005	/s/ A. Robert Sobolik A. Robert Sobolik Executive Vice President/Treasurer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of World Wide Motion Pictures Corporation (the "Company") on Form 10-QSB for the quarterly period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul D. Hancock, Chief Executive Officer of the Company, hereby certify, pursuant to and solely for the purpose of 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Paul D. Hancock Paul D. Hancock President and Chief Executive Officer
August 5, 2005

CERTIFICATION OF EXECUTIVE VICE PRESIDENT/TREASURER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of World Wide Motion Pictures Corporation (the "Company") on Form 10-QSB for the quarterly period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, A. Robert Sobolik, Executive Vice President/Treasurer of the Company, hereby certify, pursuant to and solely for the purpose of 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ A. Robert Sobolik A. Robert Sobolik Executive Vice President/Treasurer
August 5, 2005

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

Date: August 5, 2005	/s/ Paul D. Hancock Paul D. Hancock President and Chief Executive Officer

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

Date: August 5, 2005	/s/ A. Robert Sobolik A. Robert Sobolik Executive Vice President/Treasurer