Form 10QSB
period 2005-09-30
WORLD WIDE MOTION PICTURES CORP
filed 2005-11-15
CIK 1005502

U.S. SECURITIES AND EXCHANGE COMMISSION Washington D.C. 20549 FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED September 30, 2005

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

          Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

          Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practical date: 24,233,152 shares of Common Stock (par value $.001 per share) outstanding on September 30, 2005.

Part I. Financial Information
Item 1. Financial Statements

WORLD WIDE MOTION PICTURES CORPORATION Index to Financial Statements
Page
Financial Statements:
Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004	F-2
Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004	F-3
Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004	F-4
Notes to Consolidated Financial Statements	F-5

WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets As of September 30, 2005 and December 31, 2004
	September 30, 2005 (Unaudited)	December 31, 2004
Assets Cash	$ 31,723	$ 69,172
Motion picture and television properties, less accumulated amortization and write-downs of $6,335,180 and $6,330,466, respectively	4,284,318	4,289,032
Equipment, less accumulated depreciation of $14,059 and $10,276, respectively	36,378	40,161
Total Assets	$ 4,352,419	$ 4,398,365
Liabilities and Stockholders' Equity Liabilities: Debt	$ 25,056	$ 29,116
Accounts Payable and Accrued Liabilities	2,230	-
Total Liabilities	27,286	29,116
Stockholders' Equity: Preferred Stock, $.01 par value; authorized 1,000,000 shares, outstanding 468,217 and 468,217 shares, respectively (liquidation preference of $4,682)	4,682	4,682
Preferred Stock, $10.00 par value; authorized 100,000 shares, outstanding 23,000 and 23,000 shares, respectively (liquidation preference of $230,000)	230,000	230,000
Common Stock, $.001 par value; authorized 100,000,000 shares, outstanding 24,233,152 and 23,781,752 shares, respectively	24,233	23,782
Additional Paid-In Capital	10,531,606	10,515,795
Retained Earnings (deficit)	(6,465,388)	(6,405,010)
Total Stockholders' Equity	4,325,133	4,369,249
Total Liabilities and Stockholders' Equity	$ 4,352,419	$ 4,398,365

See notes to consolidated financial statements.

WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES Consolidated Statements of Operations For the Three and Nine Months Ended September 30, 2005 and 2004 (Unaudited)
Three Months Ended September 30,		Nine Months Ended September 30,
2005		2004	2005	2004

Operating Revenues	$ 3,516	$ 20,216	$ 24,459	$ 42,029

Operating Costs and Expenses:
General and Administrative
(including stock-based
compensation of $16,262; $5,000;
$16, 262; and $51,320,
respectively)	31,512	17,676	76,354	83,181
Amortization of Motion Picture and Television Properties	1,388	1,388	4,714	4,164
Depreciation of Equipment	1,261	1,261	3,783	3,783

Total Operating Costs and Expenses	34,161	20,325	84,851	91,128

Income (loss) from Operations	(30,645)	(109)	(60,392)	(49,099)

Other Income (expense):
Interest Income	179	44	687	92
Interest Expense	(175)	(256)	(673)	(831)

Net Loss	$ (30,641)	$ (321)	$ (60,378)	$ (49,838)

Loss Per Share - Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding:
Basic	24,106,019	18,666,752	23,889,841	15,684,085
Diluted	27,151,287	19,432,020	25,415,109	16,449,353

See notes to consolidated financial statements.

WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended September 30,
	2005	2004

Cash flows from operating activities: Net income (loss)	$ (60,378)	$ (49,838)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities: Shares issued for services	16,262	51,320
Amortization of motion picture and television properties	4,714	4,164
Depreciation of equipment	3,783	3,783
Changes in operating assets and liabilities: Accounts payable and accrued liabilities	2,230	35,000

Net cash provided by (used in) operating activities	(33,389)	44,429

Cash flows from investing activities	-	-

Cash flows from financing activities: Shares issued in connection with Memorandum of Understanding	-	15,000

Net increase (decrease) in debt	(4,060)	(2,000)

Net cash provided by (used in) financing activities	(4,060)	13,000

Net increase (decrease) in cash	(37,449)	57,429

Cash, beginning of period	69,172	25,096

Cash, end of period	31,723	82,525

Supplemental disclosures: Cash payments made during the year: Interest	673	831
Income taxes	-	-

See notes to consolidated financial statements.

WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements Three and Nine Months Ended September 30, 2005 and 2004 (Unaudited)

1.   Interim Financial Statements

The unaudited financial statements as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2005 and the results of operations and cash flows for the three month and nine month periods ended September 30, 2005 and 2004. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month and nine month period ended September 30, 2005 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2005. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.

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

3.   Motion Picture and Television Properties

At September 30, 2005, motion picture and television properties consist of:

Library of completed motion pictures and television productions	$ 9,713,549
Screenplays and development costs	905,949

Totals	10,619,498

Accumulated amortization and write-downs	(6,335,180)

Motion picture and television properties - net	$ 4,284,318

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

4.   Preferred Stock

Three series of preferred stock issued in 2002 totaling 285,000 preferred shares provided for conversion rights to common stock at a rate of 2 shares common for each share preferred until June 30, 2005. On June 30, 2005, the rate for these three series of preferred stock increased to 10 shares common for each share preferred. Accordingly, the number of shares of common stock which preferred stock is convertible into increased on June 30, 2005 to a total of 3,045,268 shares of common stock.

5.   Commitments and Contingencies

Employment agreement - On October 20, 1983, WWMPC executed an agreement with its president (hereafter, "Hancock"). The agreement provided that Hancock will be the chief executive officer of WWMPC until April 1, 2012 (April 1, 2022, if renewed by Hancock). Under the agreement, Hancock is entitled to an annual salary of $85,000 per year for 1983 and annual salaries thereafter equal to $85,000 plus annual increases equal to the greater of (a) $15,000 or (b) proportionate increases in the Consumer Price Index, plus up to 5% of certain revenues earned by the Company. Hancock has waived unpaid compensation due him as of September 30, 2005.

Stock Issuance - For the nine months ended September 30, 2005, the Company issued 451,400 shares for services (valued at $16,262) and no shares for the acquisition of product or cash.

Lease agreement - The Company leases its office in Huntington Beach, California under a one year lease expiring December 2005 at rentals of $736 per month.

Acquisition agreement - On October 14, 2005, the Company and Buckeye Ventures Inc. and certain subsidiaries and shareholders of Buckeye ("Buckeye") entered into a Share Exchange (reverse acquisition) Agreement wherein all of the shareholders of Buckeye will exchange their shares for approximately eighty percent (80%) of the outstanding shares of the Company. Buckeye will become a wholly owned subsidiary of the Company and the Buckeye shareholders will become the controlling shareholders of the Company. The Company will continue its existing business as an unencumbered subsidiary of Buckeye. The Exchange (reverse acquisition) is contingent upon the consummation of all remaining documentation and shareholder approval.

Item 2. Management's Discussion and Analysis or Plan of Operation

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Net loss increased $30,320 from $321, or $.00 per share, in 2004 to $30,641, or $.00 per share, in 2005.  The increased loss was due primarily to $16,700 lower operating revenues and $13,836 higher operating costs and expenses.

Operating revenues decreased $16,700 (83%) from $20,216 in 2004 to $3,516 in 2005.  The decrease was due primarily to substantially lower revenues from the distribution of the feature length films entitled “Amy,” “Ninth Street,” and “Shattered Illusions.”

Operating costs and expenses increased $13,836 (68%) from $20,235 in 2004 to $34,161 in 2005.  The increase was due primarily to the $11,262 higher stock-based compensation in 2005.  In 2004, 500,000 shares of common stock (valued at $.01 per share) were issued for services; in 2005, 451,400 shares of common stock (valued of prices ranging from $03 to $.05 per share) were issued for services.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Net loss increased $10,540 from $49,838, or $.00 per share, in 2004 to $60,378, or $.00 per share, in 2005.  The increased loss was due primarily to $17,570 lower operating revenues, offset partially by $6,277 lower operating costs and expenses.

Operating revenues decreased $17,570 (42%) from $42,029 in 2004 to $24,459 in 2005.  The decrease was due primarily to lower revenues from the distribution of “Amy,” “Ninth Street,” and “Shattered Illusions.”

Operating costs and expenses decreased $6,277 (7%) from $91,128 in 2004 to $84,851 in 2005.  The decrease was due primarily to $35,058 lower stock-based compensation in 2005, offset partially by higher salaries.  In 2004, 5,132,000 shares of common stock were issued for services; in 2005, 451,400 shares of common stock were issued for services.

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

The following table presents selected financial data for the periods indicated.

	Three Months Ended
	Sep 30, 2004	Dec 31, 2004	Mar 31, 2005	Jun 30, 2005	Sep 30, 2005

Cash	$ 82,525	$ 69,172	$ 54,865	$ 44,336	$ 31,723
Assets	4,414,867	4,398,365	4,380,859	4,367,681	4,352,419
Total Income	70,260	322	12,644	8,807	3,695
Debt	28,833	29,116	32,121	28,169	27,286
Total Expense	20,581	21,823	33,155	18,033	34,336
Income (Loss)	49,679	(21,501)	(20,511)	(9,226)	(30,641)
Equity	4,351,034	4,369,249	4,348,738	4,339,512	4,325,133

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

In 1999, 2000,2001,2002, 2003, 2004 and the first three quarters of 2005 certain other film and television participations of the Company included development and packaging arrangements, the Company's review and in certain cases, advice and counsel on screenplays and screenplay development scenarios for the subsequent possible packaging and production and distribution of a particular project. The most significant of these productions, their production companies, and percentage of future gross revenue allocated to the Company, were the feature length film entitled CORKLESBY offered by co-production company Northstar Entertainment Inc., a 5-year old Los Angeles based production company, (50%); and the feature length film entitled ALONG FOR THE RIDE offered by production company Wittman Productions Inc., a 5-year old Los Angeles based production company, (50%). In 2000, the Company prepared for production, began distribution and entered negotiations.

The Company experienced no material changes during the first three quarters of 2005 regarding its operations or its financial position relative to first three quarters of 2004. There are no seasonal or other factors regarding the Company's intra-year operations that require explanation of a percentile swing in inter-quarter reports.

GENERAL

In fiscal 2004 and the first three quarters of 2005 the Company continued its involvement in a variety of film and television projects relative to development, acquisitions, packaging, production and marketing/distribution activities. The Company also continued to pursue potential diversified business opportunities that have cash flow possibilities. Management believes that a film or television production's economic success is dependent upon several overlapping factors including general public appetite of a potential genre or performer at the time of release, domestic and international marketing philosophy, applicable usage of existing and new and emerging technology, advertising strategy with resultant penetration and the overall quality of the finished production. The Company's film and television productions may compete for sales with numerous independent and foreign productions as well as projects produced and distributed by a number of major domestic and foreign companies, many of which are units of conglomerate corporations with assets and resources substantially greater than the Company's. Management of the Company believes that in recent years there has been an increase in competition in virtually all facets of the Company's business. Specifically, the motion picture industry competes with television and other forms of leisure-time entertainment. Since the Company may for certain undetermined markets and products distribute its product to all markets and media worldwide, it is not possible to determine how its business as a whole will be affected by these developments and accordingly, the resultant impact on the financial statements. The Company has currently obtained or arranged for the investment capital to produce and/or distribute a minimum of two full length feature films or specialty television productions within the next two years. In addition to the development, financing, production, and distribution of motion picture and television product, the Company expects to continue to exploit a portion or portions of the Company's completed film and television library to a wide variety of distribution outlets including network television, cable television, satellite broadcast, pay-per-view, and home video sales. Specifically, live action motion pictures are generally licensed for broadcast on commercial television following limited or wide release distribution to theatrical outlets (theaters), home video and pay television. Licensing to commercial television is generally accomplished pursuant to agreements which allow a fixed number of telecasts over a prescribed period of time for a specified license fee. Television license fees vary widely, from several thousand to millions of dollars depending on the film or television production, the number of times it may be broadcast, whether it is licensed to a network or a local station and, with respect to local stations, whether the agreement provides for prime-time or off-time telecasting. Licensing to domestic and foreign television stations (syndication) is an important potential source of revenue for the Company, although in recent years the prices obtainable for individual film and television product in domestic syndication have declined as pay television licensing has grown. The growth of pay television and home video technologies, i.e. DVD (Digital Versatile Disk) and HDTV (High Definition Television), has had an adverse effect on the fees obtainable from the licensing of film and television product to networks and local television stations. Thereby potentially affecting the Company's ability to generate substantive revenue from this particular venue; however increasing revenue potential in other areas. Conversely, the Company may derive revenue from the marketing and sale, either directly or through licensees, of motion pictures and other filmed or videotaped product on videocassette or Digital Versatile Disk for playback on a television set or monitor through the use of videocassette recorders ("VCRs"), digital video disk recorders and continued advancements of pay television (cable), satellite broadcast technologies, and Internet applications domestically and internationally. The Company currently holds the distribution rights to 314 motion picture and television titles. The revenue competition relative to existing or pending exploitation agreements of the Company's film and television product library and current and future production and distribution of projects is volatile due to the many technological and innovative changes in the industry and also changes regularly occurring in the international economy. Currently, governmental involvement and international concerns such as pirating of intellectual property will affect the Company's business prospects.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2004, the Company experienced a net loss from operations of $49,099 and for the nine months ended September 30, 2005 a net loss from operations of $60,392. At September 30, 2004, the Company had $82,525 in cash and no cash equivalents and in the same period, 2005, the Company had $31,723 in cash and no cash equivalents. The Company anticipates that its existing capital resources may be adequate to satisfy its capital requirements for the foreseeable future. However, to accomplish the Company's planned activities, it will need to raise additional funds through public or private financings in the form of debt or equity. The Company has available substantial loss carry forwards for federal income tax purposes. The exact amount of the loss carry forwards is uncertain until the Company reaches an understanding with the Internal Revenue Service in that regard. In order to finance its operations, working capital needs and capital expenditures, the Company utilizes revenue from licensing fees, loans, proceeds from the private sale of equity securities, deferred compensation, profit participation, and equity in exchange for services and product.

In accordance with the Securities and Exchange Commission "Regulation D", and subject to Rule 144 restrictions, the Company issued no shares of its common stock and no shares of its preferred stock for cash and 451,400 shares of its common stock and no shares of its preferred stock for product and services acquired by or provided to the Company in the first three quarters ending September 30, 2005.

The Company currently utilizes a one hundred thousand ($100,000) dollar primary line of credit with the Wells Fargo Bank of California and Citibank, to accommodate its daily cash flow needs and occasionally uses its credit lines at other financial institutions and with its vendors and suppliers.

The Company's principal liquidity at September 30, 2005 included cash of $31,723 and no accounts receivable and in period ending September 30, 2004 included cash of $82,525 and net accounts receivable of $15,500. The Company's liquidity position has remained sufficient enough to support on-going general administrative expense, pilot programs, strategic position, and the garnering of contracts, relationships and film and television product for addition to the Company's library, and the financing, packaging, development and production of two feature films and specialty television projects. Although the Company during 2003 and 2004 and the first three quarters of 2005 experienced revenue, unless the Company has an influx of additional capital, the Company will not be able to accomplish its planned objectives and revenue projections. Accordingly, the Company may resolve and provide for its liquidity needs as well as provide for the needed capital resources to expand its operations through a future proposed public offering of its common shares to the public. It is anticipated that such an offering will commence within the next 24 months for an amount to be determined by the Company and underwriter(s) if any. To meet the Company's interim liquidity and capital resources needs while the Company's contemplated public offering is being prepared and examined, the Company is presently investigating the possibilities of future loans and is considering future sales of unregistered common equity to accredited investors under one or more exemptions that provide for the same. In the event a loan is obtained, one of the terms may provide that the same be repaid from the proceeds derived from the Company's contemplated public offering. A primary use of public offering proceeds would be the further exploitation of the Company's current completed product film and television library, participations in completed films, and the continued development, production and marketing/distribution of new film and television production opportunities.

The Company on Oct 14, 2005 entered into a share exchange (reverse acquisition) agreement where in all of the shareholders of Buckeye Ventures Inc. will exchange their shares for approximately 80% of the outstanding shares of the company.  Buckeye will then become a wholly owned subsidiary of the Company and the Buckeye shareholders will become the controlling shareholders of the Company.  The Company will continue its existing business as an unencumbered subsidiary of Buckeye.  The exchange (reverse acquisition) is contingent on the consummation of all remaining documentation and shareholder approval.  Buckeye Ventures Inc. is a company formed for the purpose of acquiring Heating, Ventilation, and Air Conditioning Service (HVAC) companies.  Buckeye has acquired a successful HVAC operation in the Boston, MA vicinity and has Letters of Intent from other facilities located in Las Vegas, Sacramento, and San Francisco.

In 1997 and 1998, management revalued its inventory based on management's receipt of commentary from the Securities and Exchange Commission, with an additional appraisal of potential resale value, worthiness as works of art, and potential licensing capabilities, resulting in a reduction in management's estimate of a net realizable value in 1997 of $4,091,950 and in 1998 of $3,868,380. The results of the reevaluations effectuated in 1997 and 1998 resulted in a substantial reduction in book value of approximately 51% for those items. Further, at year end December 31, 2003, management relative to current world events, industry developments, governmental policy and new accounting standards effected a substantial additional write-down of inventory value.

The Company expects its motion pictures and television marketing operations to expand considerably over the next three years. The current inventory and contracts acquired by the Company are now beginning to be more vigorously exploited. As the Company's focus moves from extensive accumulation of product and contracts in an ownership capacity to capital acquisition specifically for marketing purposes using recently developed technologies. Although the Company is conservative regarding its policy concerning the use of borrowed operating capital, it is now in a position to use its reputation and contacts in the industry to leverage operating funds profitably.

Assuming the successful consummation of the above referred to share exchange (reverse acquisition), the Company will coordinate with the new management who are well-known and accomplished professionals in the HVAC industry.  The Company expects a substantial increase in revenues, cash flow and profits.  The Company will provide the public with pro forma data as soon as it is available.

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

N/A

Item 5. Other Information

N/A

Item 6. Exhibits and Reports on Form 8-K

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 8-K

Current Report Pursuant
to Section 13 OR 15(d) of the
Securities Exchange Act of 1934

Date of Report: October 18, 2005

WORLD WIDE MOTION PICTURES CORPORATION (Name of small business issuer in its charter)

MICHIGAN (State or other jurisdiction incorporation or organization)	0-27454 (Commission File No.)	33-0081215 (I.R.S. Employer Identification No.)

2120 MAIN STREET, SUITE 180 HUNTINGTON BEACH, CA 92648 (Address of principal executive offices, including Zip Code) (714) 960-7264 (Issuer's telephone number)

Check the appropriate box below if the Form 8-K filing is intended to simultaneously satisfy the filing obligation of the registrant under any of the following provisions:

☐	Written communications pursuant to Rule 425 under the Securities Act (17 CFR 230.425)
☐	Soliciting material pursuant to Rule 14a-12 under the Exchange Act (17 CFR 240.14a-12)
☐	Pre-commencement communications pursuant to Rule 14d-2(b) under the Exchange Act (17 CFR 240.14d- 2(b))
☐	Pre-commencement communications pursuant to Rule 13e-4(c) under the Exchange Act (17 CFR 240.13e- 4(c))

Item 1.01 Entry Into Material Agreements

On October 12, 2005, the Company and Buckeye Ventures Inc. and certain subsidiaries and shareholders of Buckeye ("Buckeye") entered into a Share Exchange (reverse acquisition) Agreement wherein all of the shareholders of Buckeye will exchange their shares for approximately eighty percent (80%) of the oustanding shares of the Company. Buckeye will become a wholy owned subsidiary of the Company and the Buckeye shareholders will become the controlling shareholders of the Company. The Company will continue its existing business as an unencumbered subsidiary of Buckeye. The Exchange (reverse acquisition) is contingent upon the consummation of all remaining documentation and shareholder approval.

Item 8.01 Other Events

On October 18, 2005, the Company issued the press release attached hereto as Exhibit 99.1 announcing the Exchange (reverse acquisition).

Item 9.01 Financial Statements, Pro Forma Financial Information and Exhibits.

(a) Not Applicable
(b) Not Applicable
(c) The following document is filed herewith as an exhibit to this Form 8-K:

Exhibit 99.1 Press Release dated October 18, 2005

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD WIDE MOTION PICTURES CORPORATION (Registrant)

Date: October 18, 2005	By: /s/ Larry Epstein, Esq. Larry Epstein, Esq. Secretary

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
99.1	Press Release dated October 18, 2005

EXHIBIT 99.1 Press Release Dated October 18, 2005

WORLD WIDE MOTION PICTURES CORPORATION REPORTS ACQUISITION OF NATIONWIDE SERVICE CORPORATION

LOS ANGELES--(BUSINESS WIRE)--Oct. 18, 2005--World Wide Motion Pictures Corporation (OTCBB:WWMO - News) today reported that a Share Exchange Agreement has been executed between WWMO and Buckeye Ventures Inc. (BVI).

WWMO and BVI have signed the Agreement with the objective of a full closing of the transaction as soon as all conditions of the Agreement are satisfied. The arrangement would allow for WWMO to acquire BVI and its acquisition enterprises.

The acquisition by WWMO of BVI will result in BVI obtaining fully reporting publicly held status with trading of its securities on the Electronic Bulletin Board. The shareholders of BVI and affiliates would own a majority interest in the resulting diversified corporation. WWMO will continue its business operation unencumbered as a wholly owned subsidiary. The acquisition is contingent upon the consummation of all remaining documentation and shareholder approval.

"The company and its advisors have been working diligently at perfecting this potential acquisition for over 6 months and are enthusiastic about the potential for the commingling of World Wide's businesses and philosophies with BVI's highly stable service oriented enterprise," said Paul Hancock, WWMO's President/CEO.

Hancock further added: "As we previously disclosed in our last press release and SEC filings, we have been aggressively pursuing the most appropriate partner organization in order to explore further into capital markets and take advantage of a wide array of other potential opportunities including additional diversified business roll-up possibilities to help increase shareholder value."

BVI, with their very strong experienced management team in the Retail Home Services Industry, is developing a national brand in a space where Home Depot and Sears have established recognizable names. Alan Mintz, CEO, says "I am convinced that this $100 billion plus market is ripe for a consolidation given its fragmentation." Mintz further added "We expect to be what Starbucks is to coffee houses, what Blockbuster is to video rental and what Hertz, Avis and Budget are to auto rental."

Any forward-looking statements contained in this release reflecting management's best judgment based on factors currently known involve risks and uncertainties. Actual results could differ materially from those anticipated in the forward-looking statements included herein as a result of a number of factors including but not limited to WWMO's and BVI's ability to enter into various financing programs, roll-up business acquisitions, competition from other companies, acquisition of suitable motion pictures, and the performance of films in general licensed by WWMO.

Founded in 1977, World Wide Motion Pictures Corp. is a diversified company, with shareholders throughout the world, which is primarily involved in the development, financing, production and distribution of feature films, documentaries, short subjects, industrials and television productions. WWMO's industry executives and Board members have produced, distributed and consulted on a wide variety of film and television projects, earning Academy Awards, Emmy Awards and prizes from world film festivals.

Contact: World Wide Motion Pictures Corporation Jeffrey Brown, 714-960-7264

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WORLD WIDE MOTION PICTURES CORPORATION

November 5, 2005	/s/ Paul D. Hancock Paul D. Hancock President & Chief Executive Officer

November 5, 2005	/s/ A. Robert Sobolik A. Robert Sobolik Executive Vice President/Treasurer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of World Wide Motion Pictures Corporation (the "Company") on Form 10-QSB for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul D. Hancock, Chief Executive Officer of the Company, hereby certify, pursuant to and solely for the purpose of 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Paul D. Hancock Paul D. Hancock President and Chief Executive Officer

November 7, 2005

CERTIFICATION OF EXECUTIVE VICE PRESIDENT/TREASURER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of World Wide Motion Pictures Corporation (the "Company") on Form 10-QSB for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, A. Robert Sobolik, Executive Vice President/Treasurer of the Company, hereby certify, pursuant to and solely for the purpose of 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ A. Robert Sobolik A. Robert Sobolik Executive Vice President/Treasurer

November 7, 2005

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

Date: November 7, 2005	/s/ Paul D. Hancock Paul D. Hancock President and Chief Executive Officer

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

Date: November 7, 2005	/s/ A. Robert Sobolik A. Robert Sobolik Executive Vice President/Treasurer