Form 10KSB
period 2005-12-31
WORLD WIDE MOTION PICTURES CORP
filed 2006-04-03
CIK 1005502

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

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [x]

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [x]

          Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [x]

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

        Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practical date: 29,170,152 shares of Common Stock (par value $.001 per share) outstanding on December 31, 2005.

        Documents Incorporated by Reference: The registrant's definitive information statement 14C filed January 27, 2006 is incorporated by reference in this Annual Report to the extent therein.

PART I

Item 1. Business

BUSINESS DEVELOPMENT

INCEPTION THROUGH DECEMBER 2005

World Wide Motion Pictures (a sole proprietorship)(the "Predecessor") was founded in July of 1977, with the guidance and consultation of well-known producer and director Otto Preminger, under the name of World Wide Motion Pictures and later incorporated under the laws of the state of Michigan on December 9, 1980 under the name of World Wide Motion Pictures Corporation (the "Predecessor") and has filed "annual reports" with the state of Michigan securities bureau as required by Michigan law. The Predecessor was formed for the purpose of financing, developing, producing, purchasing and distributing filmed and taped motion picture and television product for consumption by the general public. In March of 1981 the Predecessor acquired G.L. Productions, Inc. and all of its facilities, a Washington, D.C. company. In November of 1983, the Predecessor, through a reorganization agreement, merged with the National Power Corporation (the "Company")(formerly Juggernaut Energy Corporation), a Utah public corporation. National Power Corporation's common stock was traded on the over-the-counter market with registered broker-dealer firms making a market nationally. Contemporaneously with the merger, the name of the Company was changed to WWMP Inc. and subsequently changed to World Wide Motion Pictures Corporation. At the time of this filing, the Company has shareholders in all 50 states and several foreign countries.

The Predecessor formerly was, and currently the Company is, organized to finance, develop, produce, purchase and market/distribute a wide variety of motion picture and television projects including feature films, short subjects, docudramas, documentaries, industrial films, and television productions using a formula of high technology, moderate budget, cost control, and continual flow of product. The Company is engaged in and pursuing diversified business enterprises with profit potential as authorized by its charter and bylaws.

In 2005, the Company had an active 16-member Board of Directors; Board designated committees including Executive, Audit, Finance, Personnel and Ethics; staff operating committees including Production and Product Development, Ethical Standards, and Experimental projects; elected officers, and an Advisory Board of Directors. Certain other individuals who provide technical, theatrical, marketing, business, and production services to the Company on a specific ongoing basis have entered into contracts with the Company.

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

Juggernaut Energy Corporation had prepared an offering circular for the issuance of an initial public offering of up to 500,000 shares of its common stock for the purpose of acquiring a maximum of $100,000 or minimum of $50,000 in working capital. The effective date of the offering April 18, 1980. The stock offering price was $.20 per share and the offering was closed upon the acquisition of the minimum amount of expected proceeds. Combined with the original incorporator's stock, immediately following the close of the public offering, the Company's outstanding shares of common stock totaled 1,350,000 (150,000 initially issued to Officers, Directors and Founder of the corporation; 500,000 from offering; 150,000 at par value $0.01 as partial consideration for the assignment of interest in oil exploration; 550,000 for $5,500.00 cash). On October 17, 1981, Juggernaut Energy Corporation amended its Articles of Incorporation to effect a name change to National Power Corporation, increase the authorized common stock to 50,000,000 shares, and decrease the par value from $.01 to $.0025 per share.

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

 SECURITIES OFFERINGS OF THE PREDECESSOR AND COMPANY

In June of 1982, the Predecessor's securities counsel, Dykema, Gossett, under the direction of the Predecessor's management, prepared an unregistered private placement limited partnership offering circular for the production of one full length feature motion picture. Net proceeds to the Company would have been $1,000,000 (50 units at $20,000 per unit).

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

 FILM LIBRARY ACQUISITIONS

The Company acquires certain rights to various completed motion pictures and television productions, some of which are totally or partially purchased in exchange for common stock, preferred stock, and a revenue participation of the Company. A significant acquisition occurred in November of 1991, at which time the Company entered into an agreement with an un-related non-affiliated entity, Presidio Productions, a California corporation ("Presidio"), whereby the Company acquired all right, title and interest in revenue and physical elements of 136 motion picture and television productions ("Product") in exchange for a total consideration aggregating 2,000,000 fully paid, non-assessable, unregistered Rule 144 shares of common stock of the Company and 25,000 fully paid, non-assessable, unregistered shares of preferred stock of the Company. Further terms and conditions of the Company/Presidio transaction were as follows:

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

Subsidiary corporations are formed or acquired periodically for the purpose of developing, producing, or distributing one or more motion picture or television productions owned and/or controlled by the Company. The subsidiary corporations, when active, individually operate as a separate business with separately defined boards of directors, executive and operating officers, investors, liabilities, production or co-production teams and revenue sharing arrangements.

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

Additionally, the Company currently owns and maintains a completed film and television library encompassing 314 titles of feature length motion pictures, documentaries, docudramas, and television projects. Ownership of a film property includes primarily revenue participation rights, film masters, prints and marketing paraphernalia and may not include the copyright.For internal control purposes, the Company's Board of Directors directed management to retain an independent appraiser in order to further establish verification of the value of its completed product library as currently determined by staff and management. The Company also owns certain film equipment, a sound effects library, a still slide library, novels and options on treatments and holds a beneficial interest in certain ongoing contracts. Options on literary treatments otherwise defined as developing storylines and creative ideas are occasionally secured by the Company and company's like the Company for the purpose of developing the storyline or creative idea into a fully developed screenplay or teleplay at some unknown time in the future. The Company may or may not contribute expertise to a film or television project such as script polishing, script rewriting, packaging, financing, scheduling, budgeting, and line production. The Company's "beneficial interest" (percentage of future revenue, if any) in certain ongoing contracts includes certain of the above-referred to options or options on already fully prepared screenplays or teleplays which may or may not be produced into a film or television production at some unknown time in the future. The full development of the contracts is dependent on the acquisition of additional capital by the Company.

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

The principals of the Company have a proven record of professional experience demonstrating their training and knowledge in high quality, cost controlled, moderately budgeted film/video productions and innovative marketing and distribution skills. Certain of these backgrounds include production and marketing experience at both large studios and small independent companies. The combined number of motion pictures and television productions the production and marketing personnel of the Company have been instrumentally involved with, encompass over 200 productions. The production and marketing team is skilled and/or expert in the use of the latest technological filming and video taping techniques, state-of-the-art equipment, and administrative control, ie, experienced budget scheduling and production/distribution cost supervision and marketing and exhibition capabilities. Certain of the technological expertise and/or equipment that is used by the Company's professional personnel include theatrical "Platform Releasing" (e.g., THE RIVER RUNS THROUGH IT (in current video release), Tri Star Pictures, in excess of $30 million in gross revenue worldwide; PULP FICTION (in current video release), Miramax, in excess of $100 million in gross revenue worldwide; THE POSTMAN (in current video release), Miramax, in excess of $15 million in gross revenue worldwide), "Regional Break Releasing", "Test Market Releasing"; Panavision, Kodak, Arriflex, and Nikkagami camera equipment in 16, Super 16 and 35mm gauge format; Avid, Protools, and Media 100 post production and editorial equipment for film and video; Keylight lighting equipment; and DHX, DAK and Nagomi sound equipment.

The principals of the Company have developed, produced, distributed and consulted on a wide variety of feature films, documentaries, docudramas, short subjects, television productions and industrial motion pictures. They and/or their productions have earned a wide variety of many national and international film/television production awards including, as an example: academy awards and academy award nominations (Jack Foley/feature films PULP FICTION, GOSFORD PARK and BROKEBACK MOUNTAIN), Emmy nominations, Drummer awards (former executive vice president and current advisor Henry Barth/wide variety of industrial and training films), gold/silver and bronze medals from various international film festivals (George Lindsey/New York and Chicago Film Festivals for docudramas and documentaries), Academy awards and academy award nominations (Charles Newirth/feature film FORREST GUMP and CITY OF ANGELS) and Academy award nominations (Fred Baron/feature film ROBOCOP and MOULIN ROUGE)(John R. Woodward/feature film THE SHAWSHANK REDEMPTION).

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

 DOCUMENTARY/DOCUDRAMA/SCREENPLAY ACQUISITION AND MARKETING

On March 18, 1981, the Company acquired G.L. Productions, Inc. ("GLP") of Washington, D.C. and all of its facilities and productions including twenty-eight 30 and 60-minute documentaries and docudramas and 42 completed/registered screen and teleplays ("product"). Certain titles include ROUTES TO GAYANA featuring Leonard Nimoy, YOU'VE COME A LONG WAY MAYBE featuring Barbara Walters; and THE LOST ANCIENT CITIES OF TOPAN AND TIKAL featuring Brock Peters. The Company and GLP have entered into various television syndication and public broadcast agreements since the acquisition of the product relative to the marketing and exploitation of the product. According to the terms of the acquisition, the Company retains 100% of any potential producer's gross revenue percentage accruing to the Company from any and all marketing and exploitation of the product worldwide in perpetuity.

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

BUSINESS ENTERPRISES UNDER CONTEMPLATION BY THE COMPANY

*    CORPORATE ACQUISITION NEGOTIATIONS

* For the past six years, the Company has been in the process of reviewing and analyzing various potential corporate acquisitions and merger possibilities, certain of which are highly diversified such as Internet technology, instructional, bio-technology and medical services. Management of the Company has conducted in depth internal discussions concerning the risks, requirements, potential and overall viability of associating with a highly diversified business. In the opinion of the Company's management, so long as the diversified business maintains a significant level of potential revenue producing capability, management expertise for sustaining such ongoing revenue potential, clarity of mission statement and objectives, and cash flow potential which could be used in the development of the Company's core business, management of the Company will encourage such mergers and acquisitions, investigations and possibilities for the express purpose of increasing, overall, shareholder value of the Company. In addition to the quantitative and qualitative aspects of the Company's diversification decisions, the articles, bylaws and corporate charter of the Company provide for flexibility in the Company's ability to explore and enter into diversified fields of enterprise.

In this regard, the Company entered into an Share Exchange Agreement with Buckeye Ventures, Inc., a Nevada corporation ("Buckeye") which action was taken by the unanimous approval of the Board of Directors and stockholders owning 19,988,220 shares of the 29,225,152 shares of WWMPC's common stock. Pursuant to the Agreement, the Company issued upon closing effective March 1, 2006 a total of 79,792,001 restricted shares of the Company's Common Stock and 796,869 shares of preferred stock , representing 81% of the Company's outstanding common stock and preferred stock on such date, to Buckeye's shareholders in exchange for all outstanding shares of Buckeye. As a result of the Agreement, the shareholders of Buckeye became the holders of the majority of the outstanding shares of common stock and preferred stock of the Company and are in control of the Company. At the closing of the Agreement, the majority of the Company's Board of Directors consisting of Charles Bailey, Paul D. Hancock, A. Robert Sobolik, Larry Epstein, John R. Woodward, George T. Lindsey, John D. Foley, Robert E. Capps, Jr., Lewis O'Neil, Benjamin Whitfield Jr., Alex Trebek, Shirley M. Curtis, Robert Lisnow, Fred Baron, Charles Newirth, Linda Fausey resigned, except Paul D. Hancock and Larry Epstein who remain on the Board of Directors.

Alan Mintz, Larry Weinstein, Alfred Roach and Adam Taylor were elected as new Officers and Directors and together with Paul Hancock and Larry Epstein constitute the entire Board of Directors. The Company will change its name to Buckeye Ventures, Inc. as soon as practical and the present business of the Company will be operated as a subsidiary under the name World Wide Motion Pictures Corporation. Commensurate with this action, the resigning Board members were reinstated as members of the Board of Directors of the subsidiary.

MARKETING OF THE COMPANY'S PRODUCTS AND SERVICES

The combined experiences of the Company's management and companies in its motion picture and television motion picture and television distribution network creates a strong and diverse marketing position for the Company. Marketing outlets and techniques which have been successfully utilized for the Company's products or services in the past and/or which will be utilized in the future either domestically or in foreign territories include: THEATRICAL EXHIBITION, HOME VIDEO SALES, HOME VIDEO RENTAL, BROADCAST (NETWORK) TELEVISION, SYNDICATED TELEVISION, CABLE TELEVISION, PAY-PER-VIEW, SATELLITE TRANSMISSION, LOW POWER (LP) REGIONAL TELEVISION, PUBLIC BROADCAST (PBS) TELEVISION, THEATRICAL ANCILLARY (including airlines, ships at sea, colleges/universities, military bases and state/federal institutions), AND ANCILLARY PRODUCT MERCHANDISING (ancillary product merchandising includes revenues created from non-theatrical or non-broadcast exploitation such as merchandising of clothing, toys, books and music). All or some of these outlets are customarily incorporated into a marketing strategy on either a regional, national, or international exposure basis with quality, genre public appeal, and rating, all being factors. The Company's network of marketing and distribution companies includes independent and major industry leaders such as UNITED ARTISTS INC. (relationship between the Company and the company includes foreign and domestic theatrical exhibition of feature film product), MIRAMAX FILMS INC. (relationship between the Company and the company includes domestic theatrical exhibition of feature film product), MGM/UA INC. (relationship between the Company and the company includes foreign and domestic theatrical exhibition of feature film product), AMC THEATER CIRCUIT INC. (relationship between the Company and company includes domestic theatrical exhibition of feature film product), MANN THEATERS (relationship between the Company and company includes domestic theatrical exhibition of feature film product), CINEPLEX ODEON (relationship between the Company and company includes domestic theatrical exhibition of feature film product), EDWARDS (REGAL) THEATER CIRCUIT (relationship between the Company and company includes domestic theatrical exhibition of feature film product), RGH/LIONS SHARE PICTURES (relationship between the Company and the company includes foreign theatrical and all ancillary exhibition of feature film and television product), ALL CHANNEL FILMS (relationship between the Company and the company includes all ancillary domestic exhibition of feature film product), CINETRUST ENTERTAINMENT CO. (relationship between the Company and the company includes foreign and domestic broadcast, television and home video exhibition of feature film and television product), TWENTIETH CENTURY FOX FILM CORPORATION (relationship between the Company and the company includes foreign and domestic theatrical exhibition of feature film product), SHAPIRO GLICKENHAUS ENTERTAINMENT (relationship between the Company and the company includes all ancillary foreign and domestic exhibition of feature film and television product), PARAGON CABLE TELEVISION (relationship between the Company and the company includes regional cable broadcast of television product), CENTURY CABLE TELEVISION (relationship between the Company and the company includes regional cable broadcast of television product), SWANK MOTION PICTURES INC. (relationship between the Company and the company includes domestic and international ancillary sales of feature film product), TERRY STEINER INTERNATIONAL (relationship between the Company and the company includes domestic and international ancillary sales of feature film product), and the HANDLEMAN COMPANY (relationship between the Company and the company includes sell-thru specialty video product). Primary expected revenue sources include but are not limited to:

THEATRICAL EXPLOITATION - An average of approximately 68% of theatrical revenue within the industry as a whole is derived from the North American market with respect to English language films. The balance comes from overseas outlets with the most significant being Japan, France, Germany, Italy, the United Kingdom and Australia. The overseas market is very important to the overall gross revenues of a film and is once again on the incline due to the decrease in the value of the dollar. Foreign markets fluctuate, but in general can be responsible for between 35% and 60% of the total box office revenue of the film.

The Company has earned an immaterial amount of revenue at this time from theatrical exhibition for the feature film products known as PITCH aka HOLLYWOOD HEARTBREAK; MOVIES, MONEY AND MURDER aka BREAKING UP WITH PAUL; SWEET JUSTICE; NATURALLY BAD and CITIZEN SOLDIER. (Further exploitation of this product by the Company will require additional working capital.)

According to Richard Fay of AMC Theater circuit, the second largest exhibitor of feature length motion picture product in the world, there is currently a building boom occurring among exhibitors with the number of screens in the United States beginning to increase in the 1980's by 8.1% to more than 21,000. It is the Company's opinion that, due to a widely known increase in public consumption in, and desire for more feature filmed entertainment domestically along with the increased desire by foreign markets for United States produced feature film entertainment, this trend of expansion for the number of screens in both the United States and foreign territories will continue throughout this decade and well into the next century. The exhibitors or movie theater owners generally retain an average of 50% of the box office receipts as their fee and remit the other 50% frequently referred to as "domestic theatrical film rentals" to the film's distributor. Home video advances for feature films can range from $10,000 to more than $5,000,000 plus escalators based upon such variables as box office performance, print and advertising expenditures and the number of screens secured during theatrical release.

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

A relatively new area of exhibition is PAY-PER-VIEW. At present, there are approximately 14 million homes equipped to receive the service and that number is expected to increase to 30 million by the end of the decade. Prices generally charged for pay-per-view range from $5 to $50 per show to the consumer depending on the nature of the entertainment, of which approximately 60% is being returned to the distributor. The expanding growth in this area will continue to be a major new revenue source for film distribution.

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

In addition to the above on-going projects, the Company is currently engaged in substantial theatrical and/or ancillary marketing programs involving 4 full length feature films. Three of these have modest income and profit potential. They include the feature films entitled, "Ninth Street" produced by Hodcarrier Films in Los Angeles, California; "What's In a Cookie?" produced by Rocinante Productions in Los Angeles, California; "Jigsaw" produced by First Motion Pictures Inc. in Toronto, Ontario, Canada; and "Malevolence" & "The Second Coming", produced by Sig Larsen Productions Inc. in Los Angeles, California. The remaining two projects have the prospect of accruing substantial profit for the Company and include the feature length film "Shattered Illusions" produced by the Company's subsidiary, World Wide Films Inc., the feature film "Amy" produced by Cascade Films, with U.S. distribution by the Company underway at this writing and the recently acquired "Skateboy" a Chinese animated children's television series.

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
$ 10,000,000     Total

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

EMPLOYEES

The Company presently has under contract eight officially elected officers of the Company, one full-time and two part-time assistants. Certain of the contracts have provisions that are contingent upon the acquisition of substantial working capital by the Company. Accordingly, certain of the officers do not devote their full time to the business of the Company. Full and part-time employees involved in motion picture and/or television development production or distribution operations number between approximately 5-60 depending on the number of projects in process, the complexity of a particular project, and production and/or marketing timetables. The educational seminar subsidiary only uses personnel when presenting a seminar or similar event at which time approximately 3 to 5 employees are required.

Item 2. Properties
The Company owns no real properties. The Company's present offices and facilities, located in both suburban and metropolitan geographic areas, encompass approximately 5,500 square feet in buildings of good condition. Locations which are occupied on a month-to-month or yearly lease basis include the Company's executive offices since 1984 at Seacliff Office Park, 2120 Main Street, Suite 180, Huntington Beach, California, 92648; and a stage/office facility in North Hollywood, CA. The Company's corporate records office at 328 1/2 N. Walnut, Lansing, Michigan, 48933; and a branch office of the Company at 220 W. Congress, 2nd Floor, Detroit, MI, 48226.

Item 3. Legal Proceedings
There are no material pending legal proceedings to which the Company is a party or to which any of its assets are subject. However, the Company's attorneys are preparing litigation and related processes to recover funds due and belonging to the Company which were misappropriated by subagents of the Company or pirated by third parties encompassing the sale of feature film product.

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

Item 4. Submission of Matters to a Vote to Security Holders.
The information required by this item is incorporated by reference to the information set forth in the Definitive Information Statement 14C Filed January 27, 2006 with the SEC.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.
The Company's common stock is traded in the Over-the-Counter market and prices are quoted by National Quotation Bureau, Inc. (NQB) on the NASD Electronic Bulletin Board.

The following are the high and low Registrant share prices (NASD Electronic Bulletin Board) for each fiscal quarter of 2005

Prices
	High	Low

Fiscal 2005: First Quarter	$ 0.18	$ 0.08
Second Quarter	$ 0.25	$ 0.09
Third Quarter	$ 0.21	$ 0.12
Fourth Quarter	$ 1.30	$ 0.17

The following are the high and low Registrant share prices (NASD Electronic Bulletin Board) for the previous five years.

Prices
	High	Low

Fiscal 2005: 2000	$ 1.00	$ 0.02
2001	$ 0.60	$ 0.02
2002	$ 0.15	$ 0.04
2003	$ 0.05	$ 0.03
2004	$ 0.40	$ 0.03

As of December 31, 2005, the latest practicable date for which information is available, the Registrant had approximately 1200 beneficial owners of the Registrant's common equity.

The Company has not declared nor paid any cash dividends since its incorporation, nor does it anticipate that it will pay dividends in the immediate future. Any earnings realized by the Company are expected to be reinvested in the Company's business; however, the declaration and payment of dividends in the future will be determined by the board of directors in light of conditions then existing, including, among which are the Company's earnings, its financial condition and capital requirements (including working capital) and any arrangements restricting the payment of dividends.

Item 6. Selected Financial Data

FIVE-YEAR SUMMARY

	2005	2004	2003		2002		2001

Operating Revenues	$24,579	$42,254	$16,000		$24,226		$201,255
Net Income (Loss)	(124,428)	(73,173)	(6,356,858)	*	(37,382)		62,403
Basic earnings per share:
Net earnings per common share - basic	(0.0)	(0.0)	(0.51)		(0.0)		.01
Diluted earnings per share:
Net earnings per common share - assuming dilution	(0.0)	(0.0)	(0.51)		(0.0)		0.0
Total Assets	4,421,135	4,398,365	4,365,385		10,715,202		9,910,773
Total Liabilities	27,662	29,116	30,833		32,545		113,034
Cash dividends per common share	–	–	–			–		–

* The loss in 2003 resulted primarily from the year end 2003 $6,241,258 writedown of motion picture and television properties and the $68,500 provision for doubtful accounts. The inventory writedown resulted from management's lower valuation of certain of its completed motion pictures included in its acquired library due to lower future revenue estimates at December 31, 2003. The lower estimates were based on recent world events, new industry developments, revised marketing and capital acquisition strategies, and to some extent, new accounting and governmental standards.

Item 7. Management's Discussion and Analysis or Plan of Operations.
Management's discussion and analysis of financial condition and results of operation should be read in conjunction with the consolidated financial statements and related notes.

RESULTS OF OPERATIONS

Year ended December 31, 2004 compared to year ended December 31, 2005

For the year ended December 31, 2004, net loss was $73,173. For the year ended December 31, 2005, net loss was $124,428.

Basic administrative expenses have remained constant over the past 3 years. Operating expenses have increased slightly due to increased marketing efforts regarding the motion picture 'Amy'. Losses in 2004 and 2005 are primarily attributable the issuance of common stock for services.

The operating revenue decrease of $17,675 (42%) from $42,254 in 2004 to $24,579 in 2005 resulted from less fee income received for production and distribution services. Non-operating income for 2005 was $962 due to interest income.

Operating costs and expenses decreased $535 (0%) from $149,677 in 2004 to $149,142 in 2005. The decrease in 2005 was due to a $15,500 reduction in the provision for doubtful accounts and a $19,158 reduction in stock based compensation offset partially by increases in other general and administrative expenses.

The Company has presented a consolidated balance sheet which includes four wholly-owned active subsidiaries: World Wide Inc., World Wide Productions Inc., World Wide Film & Television Institute, and World Wide Entertainment Inc. The Company's charter allows it to branch into diversified fields of enterprise provided management concludes there is a significant potential for profit. Since the primary business objective of the Company is to increase the value of its stockholders' equity, if and when opportunities arise to make profits for the corporation in a diversified industry, the Company shall investigate and if appropriate, pursue such opportunities. Until year end 2005, the motion picture and television segment of the Company's current or planned operations was the only segment material to the Company's financial statements or condition.

The Company's motion picture and television business participation strategy has primarily been to expend its resources and to set in place strategic relationships and contracts in preparation for the continued development, acquisitions, production and/or marketing/distribution of quality moderate budget feature length motion pictures, documentaries, docudramas and television productions. The strategy additionally includes the acquisition of screenplays and teleplays suitable for development/packaging and completed motion pictures and television projects for licensing and marketing/distribution opportunities for all applicable sales territories throughout the world. At such time that additional working capital is secured, it is the Motion Picture and Television Subsidiary's opinion that sufficient revenue will be generated by the existing film and television library and future distribution of potential new product, ultimately realizing its projected return on investment.

Previous arrangements for participation by the Company in various feature film and television productions effecting cost and revenue over the last 5 years include gross and net revenue participations in the following feature film and television productions ranging between 2-60% of worldwide revenue potential including all markets and all media that the particular production is distributed in.

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

In 2001, 2002, 2003, 2004 and 2005, certain other film and television participations of the Company included development and packaging arrangements, the Company's review and in certain cases, advice and counsel on screenplays and screenplay development scenarios for the subsequent possible packaging and production and distribution of a particular project. The most significant of these productions, their production companies, and percentage of future gross revenue allocated to the Company, were the feature length film entitled CORKLESBY offered by co-production company Northstar Entertainment Inc., a 4-year old Los Angeles based production company, (50%); and the feature length film entitled ALONG FOR THE RIDE offered by production company Wittman Productions Inc., a 4-year old Los Angeles based production company, (50%); the animated children's television show entitled "Skateboy" represented by U.S. syndicator Aristea Films.

GENERAL

Relative to the Company's desire for diversification and balanced cash flow, the Company and Buckeye Ventures Inc. ("Buckeye") and certain subsidiaries and shareholders of Buckeye have closed on the proposed Share Exchange (reverse acquisition) Agreement dated October 14, 2005, and reported in the Company's 8-K filed October 18, 2005. This transaction concluded on February 22, 2006, with pursuant agreements effective March 1, 2006, as reported in the Company's 8-K filed March 7, 2006. As a result, all of the shareholders of Buckeye exchanged their shares of Buckeye for more than eighty percent (80%) of the outstanding shares of the Company. Buckeye became a wholly owned subsidiary of the Company and the Buckeye shareholders became the controlling shareholders of the Company. The consistent revenues from the HVAC business with the occasional surge of revenue from a successful film projects should enhance the value of Company's shareholders investment.

Buckeye was formed by Alan Mintz and Larry Weinstein in June 2005 for the purpose of acquiring and operating businesses in the Heating Ventilation and Air Conditioning (HVAC) and plumbing industries. Buckeye's objective is to create a national brand for the consumer in their industry. Buckeye plans to acquire, integrate and grow these residential service companies using established systems and procedures to be carried out by an experienced management team. Buckeye believes that these low risk, high margin businesses will benefit from best practices and synergies of multiple locations nationwide with the potential to realize significant appreciation.

Buckeye acquired its first residential service location in Boston, which has approximately $4.7 million in revenues, and also has signed Letters of Intent to acquire additional companies and facilities. Negotiations are underway to acquire additional businesses in Phoenix, Tucson, Sacramento, San Francisco, San Diego, Las Vegas, Tampa and in Virginia with combined annual revenues in excess of $45 million. Buckeye has assembled a management team that includes experienced executives and operators in this industry, with years of combined experience on the management and operations side of large multi-location companies. The market for these residential HVAC and plumbing service businesses, while currently a very fragmented industry, is estimated to be a $50 billion dollar industry. The Company's plan is to seek to become a significant factor in the industry by providing many small and mid-sized local and regional operators with the opportunity to become part of a growing national conglomerate that is a public reporting company. Buckeye's management team has the expertise to consolidate its planned and future acquisitions and develop effective and cost efficient ways of working within its industry. Buckeye has devoted more than a year and a half developing the underlying model including the addition of key executives, securing early acquisitions and building strong industry relationships that puts Buckeye in a position for profitable growth.

The Company will continue its existing business as an independent subsidiary of Buckeye. The closing of the Share Exchange (reverse acquisition) follows the consummation of all due diligence procedures and shareholder approval, including written consent of shareholders representing 68.5% of outstanding shares. Regarding this transaction, the Company filed a 14F1 information statement on December 22, 2005, and a Definitive 14C information statement on January 27, 2006, which give further details of the plan of acquisition and were mailed to all shareholders of record on February 1, 2006. There were no dissenting shareholders.

In fiscal 2004 and 2005, the Company continued its involvement in a variety of film and television projects relative to development, acquisitions, packaging, production and marketing/distribution activities. The Company also continued to pursue potential diversified business opportunities that have cash flow possibilities such as the Share Exchange with Buckeye Ventures, Inc. Management believes that a film or television production's economic success is dependent upon several overlapping factors including general public appetite of a potential genre or performer at the time of release, domestic and international marketing philosophy, applicable usage of existing and new and emerging technology, advertising strategy with resultant penetration and the overall quality of the finished production. The Company's film and television productions may compete for sales with numerous independent and foreign productions as well as projects produced and distributed by a number of major domestic and foreign companies, many of which are units of conglomerate corporations with assets and resources substantially greater than the Company's.

Management of the Company believes that in recent years there has been an increase in competition in virtually all facets of the motion pictures and television business. Specifically, the motion picture industry competes with the internet and other forms of leisure-time entertainment. Since the Company may for certain undetermined markets and products distribute its product to all markets and media worldwide, it is not possible to determine how its business as a whole will be affected by these developments and accordingly, the resultant impact on the financial statements.

Subject to current market conditions, the Company has currently obtained or arranged for the investment capital to produce and/or distribute a minimum of four full length feature films or specialty television productions within the next two years. In addition to the development, financing, production, and distribution of motion picture and television product, the Company expects to continue to exploit a portion or portions of the Company's completed film and television library to a wide variety of distribution outlets including network television, cable television, satellite broadcast, pay-per-view, home video/DVD and internet exploitation sales. Specifically, live action motion pictures are generally licensed for broadcast on commercial television following limited or wide release distribution to theatrical outlets (theaters), home video/DVD and pay television. Licensing to commercial television is generally accomplished pursuant to agreements which allow a fixed number of telecasts over a prescribed period of time for a specified license fee. Television license fees vary widely, from several thousand to millions of dollars depending on the film or television production, the number of times it may be broadcast, whether it is licensed to a network or a local station and, with respect to local stations, whether the agreement provides for prime-time or off-time telecasting. Licensing to domestic and foreign television stations (syndication) is an important potential source of revenue for the Company, although in recent years the prices obtainable for individual film and television product in domestic syndication have declined as pay television licensing has grown. The growth of pay television and home video technologies, i.e. DVD (Digital Video Disk) and HDTV (High Definition television), has had an adverse affect on the fees obtainable from the licensing of film and television product to networks and local television stations, thereby potentially affecting the Company's ability to generate substantive revenue from this particular venue, however increasing revenue potential in other areas. Conversely, the Company may derive revenue from the marketing and sale, either directly or through licensees, of motion pictures and other filmed or videotaped product on videocassette or DVD for playback on a television set or monitor through the use of videocassette recorders ("VCRs"), DVD players and continued advancements of pay television (cable), satellite broadcast technologies,pay-per-view, and Internet applications domestically and internationally.

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

The company's revenue is derived from a variety of sources. Currently the most substantial of these sources are its fees as packager and/or the managing production company of various film and television projects (including feature length motion pictures, documentaries, docudramas, and television productions), film and television marketing & distribution fees, fees from the licensing and/or rental of its completed film and television library and related entertainment industry consultation fees.

A significant portion of the Company's assets was purchased with the issuance of shares of its common and preferred stock. In the absence of a consistent market for the securities issued, the value of the film and television product purchased by the Company was agreed to by the sellers and the purchaser in arms length transactions in accordance with generally accepted accounting standards and additionally, internal evaluation and auditing procedures. The purchase and production costs of acquired and produced films over the past 24 years is $25,320,927. The films and television productions in the Company's library have uncertain future revenues that may be expected to grow or diminish along with all of the ancillary markets now and in the future that are available for exploitation. In some cases, individual films or television productions may be timeless and irreplaceable; in many cases their book value is nil having been amortized based on revenues received several years ago and the inability to estimate a market value or reasonable expected revenue. Certain of the inventory product without book value produce income and, in light of new and emerging technologies, the Company expects additional revenue from these sources.

The Company's film and television library consists of newly produced and historical film and videotaped product and rights thereto purchased as an investment and/or exploited by leasing and/or rental to a wide variety of domestic and international outlets. Many film and television libraries such as the Company's that were purchased for investment over a span of many years, have appreciated considerably in value as a direct result of new and emerging technologies, revived or newly created public appeal for a certain performer or genre, unique applications of particular production process (special digital effects) and standard and newly developed non-theatrical ancillary markets throughout the world. New technological advances such as DVD (Digital Video Disk), HDTV (High Definition Television), CD-ROM, DVD ROM, DVD Audio, Pay-Per-View and Internet applications have enhanced and are greatly expanding resale and leasing capability of film or television product no longer in the legal or physical possession of the original producers or distributors.

The film and television inventory of the Company is regularly reviewed and evaluated on a film-by-film basis by the Company's management. Forecasting any film or television project's future revenues is a difficult and uncertain art, even for major film distributors and television syndicators. The accounting principles and industry practices in these areas leave unusual discretion with the film and/or television company executives and often result in "unusual" changes in individual periods. The Company has periodically, from a cost basis of $20,451,441 in the year 1996, substantially revalued its inventory of film and television product, resulting in a net realizable value and net book value reduction in the stated value on the balance sheet. Although the Company has personnel on its Board of Directors and professional staff which are qualified to estimate the value of its film and television inventory for internal verification purposes, it retains the services of independent appraisers who regularly review the Company's film and television library, ensuring a greater measure of objectivity.

The Company is continually negotiating with various potential lessors of portions of the film and television library for the implementation of exploitation possibilities. The results of such negotiations may materially affect the asset section of the Company's balance sheet. The Company currently uses state-of-the-art exploitation including Internet based technologies to expose its library catalog to the public. Full exploitation of the Company's investment in its film and television product inventory is dependent on the acquisition of additional capital. The Company amortizes the cost of each film or television program starting with its specific exploitation by the Company. The Company continues to occasionally promote inventory properties it considers potentially revenue producing.

Significant current and potential revenue may accrue to the Company from a number of contracts and arrangements where no tangible asset is involved.

The Company reviews the current pronouncements of the accounting, government and industry professionals. In that regard, it continually analyzes its accounting policies to ensure that it stays up-to-date in the presentation of its financial statements. The Company believes it is not materially affected by any current issues at this time.

LIQUIDITY AND CAPITAL RESOURCES

Cash increased $33,916 to $103,088 at December 31, 2005 from $69,172 at December 31, 2004. This increase was mainly due to $90,440 proceeds from sales of common stock, offset by $51,869 cash used in operating activities.

At December 31, 2005, the Company had lines of credit with three financial institutions totaling approximately $100,000 with available credit of approximately $89,338. The company also has an excellent Dun and Bradstreet rating resulting in additional substantial credit with suppliers and vendors, the use of which during film production, previously has exceeded $200,000.

In accordance with the Securities and Exchange Commission "Regulation D", and subject to Rule 144 restrictions, in 2004 the Company issued 10,000 shares of its common stock and no shares of its preferred stock for cash and 9,237,000 shares of its common stock and no shares of its preferred stock for product and services acquired by or provided to the Company. Subsequently, 1,500,000 of these shares were cancelled and the related product was not acquired. An additional 1,500,000 were issued relative to a proposed Acquisition Memorandum. In 2005 the Company issued 1,649,667 shares of its common stock and no shares of its preferred stock for cash and 1,058,733 shares of its common stock and no shares of its preferred stock for product and services acquired by or provided to the Company of which 687,733 shares were issued to officers and directors of the Company, partially to accommodate the Share Exchange (reverse acquisition) between the Company and Buckeye Ventures, Inc. Also, in 2005, a total of 275,000 sharesof Series Q and Series R preferred stock were converted to 2,750,000 shares of common stock.

Relative to the Share Exchange (reverse acquisition) and pursuant to agreements between World Wide and Buckeye which became effective as of March 1, 2006, a total of 72,114,848 restricted shares of the Company's common stock and 796,869 shares of the Company's preferred stock were issued to shareholders of Buckeye. Buckeye shareholders now beneficially own 79,792,001 restricted shares of the Company's common stock (81% of outstanding) and 796,869 shares of the Company's preferred stock (80% of outstanding).

As a result of the Share Exchange, the outstanding shares of common stock of the Company increased from 29,170,152 of December 31, 2005 to 99,685,000. The outstanding shares of the Company's preferred stock increased from 201,217 to 998,086. The number of shares authorized to issue remains at 100,000,000 common stock and 1,000,000 preferred stock. In order to facilitate the Share Exchange, certain significant shareholders, in addition to their existing Rule 144 sale of stock restrictions, have signed agreements in accordance with all applicable law, further restricting the sale of their common stock shares for a total period of 24 months. The pertinent provisions of these agreements limit the shareholder to the sale of 5,000 shares per seven day period and no sales at less than a market price of $0.25. Under certain conditions, for example a merger or reorganization of the Company, 70% of the Board of Directors of the Company or 70% of the outstanding individual shareholders may waive these restrictions. The total of such restricted shares is 83,608,000 .

The Company's principal liquidity at the end of 2004 included cash of $69,172 and no accounts receivable, and at the end of 2005 included cash of $103,088 and no accounts receivable. The Company's liquidity position has remained sufficient to support on-going general administrative expense, pilot programs, strategic position, and the garnering of contracts, relationships and film and television product for addition to the Company's library, and the financing, packaging, development and production of two feature films and marketing and distribution of specialty television projects and product.

Although the Company during 2004 and 2005 earned revenues, unless the Company has an influx of additional capital, the Company will not be able to accomplish its planned objectives and revenue projections. Accordingly, the Company intends to resolve and provide for its liquidity needs, as well as provide for the needed capital resources to expand its operations, through future financing.

The Company expects its marketing operations to expand considerably over the next three years. The current inventory and contracts acquired by the Company are now beginning to be more vigorously exploited as the Company's focus moves from extensive accumulation of product and contracts in an ownership capacity to capital acquisition specifically for marketing purposes using recently developed technologies. Although the Company is conservative regarding its policy concerning the use of borrowed operating capital, it is now in a position to use its reputation and contacts to leverage operating funds profitably.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS AND MANAGEMENT'S STATEMENT REGARDING INTERIM PERIOD ADJUSTMENTS

The statements which are not historical facts contained in this Form 10-KSB are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The words "anticipate", "believes", "expect", "intend", "may" or similar expressions used in this Form 10-KSB as they relate to the Company or its Management are generally intended to identify such forward looking statements. These risks and uncertainties contained in this Form 10-KSB include but are not limited to, product demand and market acceptance risks, the effect of economic conditions generally and retail/wholesale in the motion picture and television industry and marketing conditions specifically, the impact of competition, technological difficulties, capacity and supply constraints or difficulties, new government regulations, the results of financing efforts, changes in consumer preferences and trends, the effect of the Company's accounting policies, weather conditions, acts of God, and other risks detailed in the Company's Security and Exchange Commission filings. The Company's management has made all the adjustments relative to the fiscal year end statements and the interim period therein, which in the opinion of management are necessary in order to make the financial statements straight-forward, understandable and not misleading.

Item 8. Financial Statements and Supplementary Data

WORLD WIDE MOTION PICTURES CORPORATION Index to Financial Statements
Page
Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004	F-3
Consolidated Statements of Operations for the years ended December 31, 2005 and 2004	F-4
Consolidated Statements of Stockholders Equity for the years ended December 31, 2005 and 2004	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT Registered Public Accounting Firm

To the Board of Directors and Stockholders of World Wide Motion Pictures Corporation

I have audited the accompanying consolidated balance sheets of World Wide Motion Pictures Corporation and subsidiaries (the "Company") as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World Wide Motion Pictures Corporation and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The consolidated balance sheets of the Company as of December 31, 2005 and 2004 include motion picture and television properties (less accumulated amortization) of $4,282,930 and $4,289,032, respectively. As more fully described in Notes 2 and 3 to the consolidated financial statements, the properties are stated at the lower of amortized cost or estimated fair value on an individual film basis. Estimated fair values of the respective properties are based on management estimates of future revenues from the respective properties. Actual future revenues from these properties may differ materially from such estimates as a result of many factors, including the amount of capital available to exploit the properties.

/s/ Michael T. Studer CPA P.C.

Michael T. Studer CPA P.C.

Freeport, New York

March 31, 2006

See notes to consolidated financial statements.

WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets As of December 31, 2005 and December 31, 2004
	December 31, 2005	December 31, 2004
Assets Cash	$ 103,088	$ 69,172
Motion picture and television properties, less accumulated amortization and write-downs of $6,336,568 and $6,330,466, respectively	4,282,930	4,289,032
Equipment, less accumulated depreciation of $15,320 and $10,276, respectively	35,117	40,161
Total Assets	$ 4,421,135	$ 4,398,365
Liabilities and Stockholders' Equity Liabilities: Debt	$ 24,461	$ 29,116
Accounts Payable and Accrued Liabilities	3,201	-
Total Liabilities	27,662	29,116
Stockholders' Equity: Preferred Stock, $.01 par value; authorized 900,000 shares, outstanding 178,217 and 468,217 shares, respectively (liquidation preference of $1,782)	1,782	4,682
Preferred Stock, $10.00 par value; authorized 100,000 shares, outstanding 23,000 and 23,000 shares, respectively (liquidation preference of $230,000)	230,000	230,000
Common Stock, $.001 par value; authorized 100,000,000 shares, outstanding 29,170,152 and 23,781,752 shares, respectively	29,170	23,782
Additional Paid-In Capital	10,661,959	10,515,795
Retained Earnings (deficit)	(6,529,438)	(6,405,010)
Total Stockholders' Equity	4,393,473	4,369,249
Total Liabilities and Stockholders' Equity	$ 4,421,135	$ 4,398,365

See notes to consolidated financial statements.

WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES Consolidated Statements of Operations For the Years Ended December 31, 2005 and 2004
Years Ended December 31,
2005		2004

Operating Revenues	$ 24,579	$ 42,254

Operating Costs and Expenses:
General and Administrative
(including stock-based compensation
58,212 and $77,370; respectively)	137,996	123,581
Provision for doubtful accounts	-	15,500
Amortization of Motion Picture and Television Properties	6,102	5,552
Depreciation of Equipment	5,044	5,044

Total Operating Costs and Expenses	149,142	149,677

Income (loss) from Operations	(124,563)	(107,423)

Other Income (expense):
Interest Income	962	273
Income resulting from terminated Acquisition Memorandum	-	35,000
Interest Expense	(827)	(1,023)

Net Loss	$ (124,428)	$ (73,173)

Loss Per Share - Basic and Diluted	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding:
Basic and Diluted	25,224,202	17,194,127

WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity For the Years Ended December 31, 2005 and 2004
Preferred Stock		Common Stock		Additional Paid in	Retained Earnings	Total Stockholders
Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balances, December 31, 2003
491,217	$234,682	13,034,752	$ 13,035	$ 10,418,672	$ (6,331,837)	$ 4,334,552
Shares issued: for services:
-	-	3,087,000	$ 3,087	$ 27,783	$ -	$ 15,000
for accumulated compensation:
-	-	3,150,000	$ 3,150	$ 28,350	$ -	$ 31,500
for reimbursement:
-	-	1,500,000	$ 1,500	$ 13,500	$ -	$ 15,000
Shares issued in connection with Acquistion Memorandum:
-	-	1,500,000	$ 1,500	$ 13,500	$ -	$ 15,000
Shares issued for motion picture and television properties:
-	-	1,500,000	$ 1,500	$ 13,500	$ -	$ 30,870
Shares issued for cash:
-	-	10,000	$ 10	$ 490	$ -	$ 500
Net Loss:
-	-	-	$ -	$ -	$ (73,173)	$ (73,173)
Balances, December 31, 2004
491,217	$234,682	23,781,752	$ 23,782	$ 10,515,795	$ (6,405,010)	$ 4,369,249
Shares issued: for services:
-	-	1,058,733	$ 1,059	$ 57,643	$ -	$ 58,702
Share issued in connection with Share Exchange Agreement:
-	-	1,600,000	$ 1,600	$ 78,400	$ -	$ 80,000
Shares issued in preferred stock conversion:
(275,000)	(2,750)	2,750,000	$ 2,750	$ -	$ -	$ -
Shares cancelled:
(15,000)	(150)	(70,000)	$ (70)	$ (270)	$ -	$ (490)
Shares issued for cash:
-	-	49,667	$ 49	$ 10,391	$ -	$ 10,440
Net Loss:
-	-	-	$ -	$ -	$ (124,428)	$ (124,428)
Balances, December 31, 2005
201,217	$231,782	29,170,152	$ 29,170	$ 10,661,959	$ (6,529,438)	$ 4,393,473

See notes to consolidated financial statements.

WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows
	Years Ended December 31,
	2005	2004

Cash flows from operating activities: Net income (loss)	$ (124,428)	$ (73,173)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities: Shares issued for services	58,212	77,370
Provision for doubtful accounts	-	15,500
Amortization of motion picture and television properties	6,102	5,552
Depreciation of equipment	5,044	5,044
Changes in operating assets and liabilities: Accounts payable and accrued liabilities	3,201	-

Net cash provided by (used in) operating activities	(51,869)	30,293

Cash flows from investing activities	-	-

Cash flows from financing activities: Common stock sold for cash	10,440	500
Shares issued in connection with the Memorandum of Understanding	-	15,000
Shares issued in connection with the Share Exchange Agreement	80,000	-

Net increase (decrease) in debt	(4,655)	(1,717)

Net cash provided by (used in) financing activities	85,785	13,783

Net increase (decrease) in cash	33,916	44,076

Cash, beginning of period	69,172	25,096

Cash, end of period	103,088	69,172

Supplemental disclosures: Cash payments made during the year: Interest	498	1,023
Income taxes	-	-

See notes to consolidated financial statements.

WORLD WIDE MOTION PICTURES CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements Years Ended December 31, 2005 and 2004

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

   d. Motion picture and television properties

The Company's investment in films and television programs includes the unamortized costs of completed films and television programs which have been produced by the Company or for which the Company has acquired distribution rights, libraries acquired, films and television programs in progress and in development and home video product inventory.

For films and television programs produced by the Company, capitalized costs include all direct production and financing costs, capitalized interest and production overhead. For acquired films and television programs, these capitalized costs consist primarily of payments to acquire the distribution.

Motion picture and television properties are stated at the lower of unamortized cost or estimated fair value on an individual film basis. The valuation is reviewed on a title-by-title basis relative to the proportion of intrinsic ownership and revenue participation and is determined using management's future revenue and cost estimates and a discounted cash flow approach.

Costs of acquired libraries currently exploited and other costs are amortized using the individual-film-forecast method, whereby costs are amortized and participation and residual costs are accrued in the proportion that current year's revenue bears to management's estimate of ultimate revenue at the beginning of the current year expected to be recognized from the exploitation, exhibition, or sale of the properties. Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the motion picture or television program.

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

  j. Reclassification

Certain prior year information has been reclassified to be comparable to the current year presentation.

3.   Motion Picture and Television Properties

At December 31, 2005, motion picture and television properties consist of:

Library of completed motion pictures and television productions	$ 9,713,549
Screenplays and development costs	905,949

Totals	10,619,498

Accumulated amortization and write-downs	(6,336,568)

Motion picture and television properties - net	$ 4,282,930

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

4.    Debt

December 31,
	2005	2004

Debt consists of: Due bank (under $70,000 line of credit), interest at 8%, due in monthly installments of principal and interest, secured by personal guarantees of WWMPC officers	$ 7,461	$ 12,116
Due related party, interest at 0%, due on demand (lender has agreed to waive payment until such time as the Company has sufficient working capital to accomplish its objectives)	$ 17,000	$ 17,000
Totals	$ 24,461	$ 29,116

At December 31, 2005, the Company had lines of credit with three financial institutions totaling approximately $100,000, unused lines of credit totaling approximately $89,338, and unsecured credit available from a variety of suppliers and vendors which it uses for daily operations.

5.   Preferred Stock and Restricted Shares

a.   Commencing in 1988, WWMPC has issued different series of preferred stock, some $.01 par value and some $10.00 par value, to acquire motion picture and television properties and to compensate for services. The preferred stock ranks senior to the common stock in respect of dividends and liquidation rights. Shares of preferred stock are nonvoting and are not entitled to mandatory dividends. Some series of preferred stock are convertible into common stock; other series are not.

At December 31, 2005, preferred stock consists of:

Series	Number of Shares of Preferred Stock	Number of Shares of Common Stock Convertible Into
$.01 Par Value:
89-B	717	2,868
91-C	1,000	4,000
92-D+E	26,000	104,000
94-F	50,000	20,000
94-G	1,000	400
94-H+I	7,500	30,000
96-J	15,000	30,000
99-K	10,000	0
00-L	25,000	50,000
01-O	28,000	0
03-U	14,000	14,000
$.01 par value total	178,217	255,268
$10.00 Par Value:
88-A	20,000	4,000
01-P	2,000	0
03-V	1,000	0
$10.00 par value total	23,000	4,000
Total Preferred Stock	201,217	259,268

Three series of preferred stock issued in 2002 totaling 285,000 preferred shares provided for conversion rights to common stock at a rate of 2 shares common for each share preferred until June 30, 2005. On June 30, 2005, the rate for these three series of preferred stock increased to 10 shares common for each share preferred. After June 30, 2005, 275,000 shares were converted to common stock and 10,000 cancelled. Accordingly, the number of shares of common stock which preferred stock is convertible into decreased to a total of 259,268 shares of common stock.

In order to facilitate the Share Exchange (reverse acquisition) with Buckeye, certain significant shareholders, in addition to their existing Rule 144 sale of stock restrictions, signed lock-up/leak-out agreements in accordance with all applicable law, further restricting the sale of their common stock shares for a total period of 24 months commencing on or about March 1, 2006. The total of such restricted shares is 83,608,000 (85% of outstanding); the pertinent provisions of these agreements limit the shareholder to the sale of 5,000 shares per seven day period and no sales at less than a market price of $0.25. Under certain conditions, for example a merger or reorganization of the Company, approval by 70% of the Board of Directors of the Company or 70% of the outstanding individual shareholders may waive these restrictions.

6.   Income Taxes

WWMPC and its subsidiaries file consolidated federal income tax returns.

The Company's effective tax rate differs from the U.S. federal income tax rate for the following reasons:

	Years Ended December 31,
	2005	2004

Computed federal income tax (benefit) at 34%	$ (42,306)	$ (24,879)
Computed state income tax (benefit), net of federal tax effect	(7,260)	(4,269)
Change in valuation allowance	49,566	29,148
Provision for (benefit from) income taxes	$ -	$ -

Management has not determined it to be more likely than not that a deferred tax asset attributable to the future utilization of net operating loss carryforwards as of December 31, 2005 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2005. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards are available in varying amounts through year 2025 to offset future taxable income.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income will be limited.

7.   Change in Control

On October 14, 2005, WWMPC entered into a Share Exchange Agreement (the "Agreement") with Buckeye Ventures, Inc., a Nevada corporation ("Buckeye") which action was taken by the unanimous approval of the Board of Directors and based upon the consent of the holders of a majority of the Company's Common Stock. Pursuant to the Agreement, the Company issued upon closing effective March 1, 2006 a total of 79,792,001 restricted shares of the Company's Common Stock and 796,869 shares of preferred stock , representing 81% of the Company's outstanding common stock and preferred stock on such date, to Buckeye's shareholders in exchange for all outstanding shares of Buckeye. As a result of the Agreement, the shareholders of Buckeye became the holders of the majority of the outstanding shares of common stock and preferred stock of the Company and are in control of the Company. At the closing of the Agreement, the majority of the Company's Board of Directors consisting of Charles Bailey, A. Robert Sobolik, Larry Epstein, John R. Woodward, George T. Lindsey, John D. Foley, Robert E. Capps, Jr., Lewis O'Neil, Benjamin Whitfield Jr., Alex Trebek, Shirley M. Curtis, Robert Lisnow, Fred Baron, Charles Newirth, Linda Fausey resigned, except Paul D. Hancock and Larry Epstein who remain on the Board of Directors.

WWMPC's Board of Directors has unanimously approved, and stockholders owning 19,988,220 shares of the 29,170,152 shares of WWMPC's common stock (the "Common Stock") outstanding as of December 30, 2005, have consented in writing to the Share Exchange (Reverse Acquisition) effective March 1, 2006 resulting in a change in control of the Company. However, the closing documents provide representations and warranties by all parties and certain of those representations and warranties will terminate June 1, 2006. The approval and consent of the shareholders constitute 68.5% of the total number of shares of outstanding Common Stock and is sufficient under Section 407 of the Michigan Business Corporation Act and Article VII, Section 6 of WWMPC's Articles of Incorporation to approve the action. Accordingly, the action was not submitted to the other stockholders of WWMPC for a vote. The action is in accordance with the requirements of the Securities Exchange Act of 1934 and the regulations promulgated thereunder, including Regulation 14C, and the provisions of the Michigan Business Corporation Act.

Alan Mintz, Larry Weinstein, Alfred Roach and Adam Taylor were elected as new Officers and Directors and together with Paul Hancock and Larry Epstein constitute the entire Board of Directors. The Company will change its name to Buckeye Ventures, Inc. as soon as practical and the present business of the Company will be operated as a subsidiary under the name World Wide Motion Pictures Corporation. Commensurate with this action, the resigning Board members were reinstated as members of the Board of Directors of the subsidiary. Because of the execution of the Agreement and the change in the composition of our Board of Directors there was a change in control of the Company on March 1, 2006.

Buckeye was incorporated on June 24, 2005 and on September 22, 2005, effective July 31, 2005, Buckeye acquired all of the outstanding capital stock of Heating and Air Conditioning Services, Inc. ("HACS"), a corporation providing heating, ventilation, and air conditioning ("HVAC") services to customers located primarily in Massachusetts, for $200,000 cash. The business plan of Buckeye is to acquire additional HVAC and plumbing service companies throughout the United States.

According to unaudited consolidated financial statements provided the Company, Buckeye and its subsidiary had assets of $785,092 and stockholders' deficiency of $102,454 as of December 31, 2005. For the period June 24, 2005 (inception) to December 31, 2005. Buckeye and subsidiary had operating revenues of $2,006,745 and a net loss of $219,954.

8.   Related Party Transactions

In the year ended December 31, 2005, 1,600,000 shares of common stock were issued to Alan Mintz and Larry Weinstein shareholders of Buckeye Ventures, Inc. in return for $80,000 cash relative to the Acquisition Memorandum. Mintz and Weinstein became control shareholders of the Company on March 1, 2006. In addition, 702,400 shares of WWMPC Restricted common stock were issued or sold to Company Officers and Directors for services rendered. Paul D. Hancock President and CEO of the Company converted 275,000 shares of $0.01 preferred stock to 2,750,000 shares of common stock to further accommodate the share exchange transaction.

In the year ended December 31, 2004, WWMPC to accommodate a potential share exchange (reverse acquisition) issued 3,150,000 shares of WWMPC Restricted Common Stock to its president and director for prior accumulated services rendered, issued a total of 610,000 shares of WWMPC Restricted Common Stock to other Company officers and directors for services rendered and issued 1,500,000 shares of WWMPC Restricted Common Stock as an inducement pursuant to an Acquisition Memorandum.

9.   Commitments and Contingencies

Employment Agreements - On October 20, 1983, WWMPC executed an agreement with its president (hereafter, "Hancock"). The agreement provided that Hancock would be the Chief Executive Officer of WWMPC until April 1, 2012 (April 1, 2022, if renewed by Hancock). Under the agreement, Hancock was entitled to an annual salary of $85,000 per year for 1983 and annual salaries thereafter equal to $85,000 plus annual increases equal to the greater of (a) $15,000 or (b) proportionate increases in the Consumer Price Index, plus up to 5% of certain revenues earned by the Company. Hancock has waived unpaid compensation due him as of December 31, 2005. Relative to the change in control as described in Note 7, Hancock's agreement was amended to provide for an annual salary of $90,000 per year with at least $20,000 per year increases for the term of the agreement expiring March 1, 2012. Under the amended employment agreement Hancock will serve as Chief Executive Officer and President of the subsidiary World Wide Motion Pictures Incorporated.

Other contracts effected relative to change in control:
Alan Mintz - Mr. Mintz has signed a four year contract with the Company, which is then automatically renewable for successive one year periods unless cancelled by Mintz or the Company. Compensation terms have not yet been finalized, however Mr. Mintz's total salary package, inclusive of benefits, is expected not to exceed $150,000 per year.
Larry Weinstein - Mr. Weinstein has signed a four year contract with the Company, which is then automatically renewable for successive one year periods unless cancelled by Weinstein or the Company. Compensation terms have not yet been finalized, however Mr. Weinstein's total salary package, inclusive of benefits, is expected not to exceed $150,000 per year.

Lease agreement - The Company leases its office in Huntington Beach, California under a one year lease expiring December 2006 at rentals of $776 per month.

PART III

Item 10. Directors, Executive Officers, of the Registrant.

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

The following sets forth the names and ages of all of the Directors and Executive Officers of the Company, positions held by such person, length of service, when first elected or appointed and term of office as of December 31, 2005.

Director and/or Executive Officer name	Age	Position	First Elected or appointed	Term of Office
Charles Bailey	73	Chairman of the Board of Directors	1985	2006
Paul D. Hancock	50	President, Chief Executive Officer and Director	1977	Director/2006 Officer/2015
A. Robert Sobolik	70	Executive Vice President, Treasurer and Director	1981	Director/2006 Officer/2015
Larry Epstein, Esq.	57	Secretary/Director	1989	Director/2005 Officer/Indefinite
John R. Woodward	55	Vice President, Film Production and Distribution Director	1982	Director/2006 Officer/Indefinite
George T. Lindsey	68	Vice President, Creative Development Director	1982	Director/2006 Officer/Indefinite
James J.Aitken,C.P.A.	65	President/Chief Executive Officer and Director	1977	Director/2006 Officer/2015
John D. Foley	55	Director	1990	2005
Robert E. Capps, Jr.	55	Director	1990	2006
Lewis O'Neil	54	Director	1988	2006
Ben Whitfield Jr., Esq.	56	Director	1986	2005
Alex Trebek	65	Director	1987	2005
Robert Lisnow	56	Director	1998	2006
Fred Baron	54	Director	1994	2006
Charles Newirth	50	Director	1994	2006
Linda Fausey	52	Director	2004	2007
Tony Miller	60	Associate V.P. Production	1999	Indefinite
Brian Patnoe	47	Associate V.P. Production	1986	Indefinite
Michael Maghini	48	Associate V.P. Finance	1985	Indefinite

CHARLES C. BAILEY*, age 73 - Mr. Bailey is the Chairman of the Board of the Company. Mr. Bailey has most recently been the producer of a variety of Broadway and other theatrical stage productions including the award winning musical "My One and Only" with Twiggy and Tommy Tune, "Stardust" with Sean Young, 'Lucky Guy' with Faith Prince, and "Dream" with Lesley Ann Warren and Margaret Whiting. In addition, he is the Executive Producer of King Street Productions, a theatrical production company in New York City, which develops and produces Broadway and regional stage productions. Prior to his professional Broadway activities, Mr. Bailey was Senior Vice President of Thompson McKinnon Securities Inc. and previously Vice President of Prudential Bache Securities (now Prudential Securities), both in New York and two of Wall Street's leading investment banking firms. As a fully licensed investment banker with Prudential Bache and Thompson McKinnon, Mr. Bailey prepared a wide variety of multi-million dollar national municipal bond issues for the capital markets and was responsible for the underwriting of those and other issues. In conjunction with Mr. Bailey's investment banking responsibilities, he was the principal of O.B. Bailey Associates, a financial advisory service. He has been involved in international business and finance for more than 35 years, encompassing organizations and enterprises throughout the Orient, Europe, South America and the Middle East. He is a graduate of Hamilton College in New York and a member of several professional organizations including past National Director, International Director of the United States Junior Chamber of Commerce and Commission Chairman of Junior Chamber International (JCI).

PAUL D. HANCOCK*, age 50 - Mr. Hancock is the President and Chief Executive Officer of the Company. He is the founder and developer of its film/television production concept and corporate mission objectives, and has served as President and Chief Executive Officer since its inception. Prior to and during his tenure with the corporation, he has functioned as a production and business advisor to various film financing and production companies and has supervised the development/packaging and production of a wide variety of moderately budgeted/cost-controlled feature film and television projects. Mr. Hancock was responsible for leading one of the first exploratory film finance teams to the Wall Street capital markets in the late 1970's in order to develop and encourage motion picture financing by the investment banking community. He was instrumental in the formulation of entertainment industry relationships specifically in moderate budget feature film production financing with companies such as E.F. Hutton & Co.; Kidder, Peabody and Prudential-Bache Securities. Mr. Hancock has also been a lecturer on various aspects of the entertainment industry, entrepreneurship and finance at University Graduate Schools of Business, seminars and conferences, is a frequent radio talk show guest discussing independent film financing, production and marketing, and is published in various print media encompassing film and television industry topics. He has developed and maintained a specialized expertise in and conducted diverse consulting for motion picture and television financial packaging, specifically for public securities offerings, private sector investments and commercial banking. He was previously employed in a variety of management capacities in the theater and hotel businesses for Farber Enterprises and Ramada Incorporated. Mr. Hancock attended the Cranbrook Academies, Eastern Michigan University, and the University of California at Los Angeles. He belongs to several professional organizations including the Academy of Television Arts and Sciences.

A. ROBERT SOBOLIK*, age 70 - Mr. Sobolik is the Executive Vice President and Treasurer of the Company. He has previously held senior corporate positions including Vice President of Operations for Stratavision Inc. in Southern California specializing in computer software development. Mr. Sobolik has been a financial consultant and advisor to various international and U.S. Fortune 500 corporations including HRT Industries; Senior Consultant/financial services, Saudi Airlines in Saudi Arabia and Senior Project Manager for Sierra Power Co. and the Texas Legislative Counsel. Prior to his consulting services, he was Project Manager and Director for computer systems in corporate development with the U.S. Borax Chemical Corporation and before that supervised computer operations, computer systems and corporate data processing. He has also been a Manager and Controller of computer operations for a major Los Angeles based corporation. Mr. Sobolik has served in corporate management for more than twenty-five years in business, finance and industry throughout the western U.S. and abroad.

LARRY EPSTEIN*, age 57 - Mr. Epstein is the Secretary of the Company. He is a practicing attorney in Southern California He has been a sole practitioner since 1987 specializing in business, family and entertainment law. He was previously involved for three years as Executive Vice President and in-house legal counsel to Cherrystone Pictures, Inc., an independent feature film production company based in Los Angeles, and in that capacity oversaw all corporate and administrative fiduciary responsibilities of the company and orchestrated all documentation for domestic and international co-ventures and related agreements. Prior to his production Company involvement, Mr. Epstein was a Senior Partner in the Los Angeles-based law firm of Abouaf, Epstein, Meyers & Gronemeier, specializing in business, tax, and entertainment law. He is a member of the State Bar of California, San Fernando Valley Bar Association, Los Angeles County Bar Association and The American Bar Association. Mr. Epstein has sat for 7 years as special referee and judge for the State Bar of California and is also currently Judge Pro Tem for the Superior Court, State of California, County of Los Angeles.

JOHN R. WOODWARD, age 55 - Mr. Woodward is the Vice President for Film Production of the Company. He is responsible for the technical production procedures of the film and television projects the Company produces or co-produces. His career has spanned more than 20 years of both independent and studio film and television production for numerous companies such as Twentieth Century Fox, Paramount Pictures, Sony Pictures, Jerry Bruckheimer Films and Castle Rock Entertainment. Including studio involvement, he was executive in charge of production for independent production company Melco General, Incorporated in Los Angeles. He has been a senior member of the production team for a wide variety of film and television projects, including most recently "Liar Liar", "Gattaca", "Wild Thing", "Sweet Dreams", "Flashdance", "The Manitou", "Tales from the Crypt", "Young Guns II", "Universal Soldier", and the recent Academy Award nominated "Shawshank Redemption", among many others. Mr. Woodward has additionally been associated with and instrumental in productions at other major studios such as Warner Brothers, Columbia, Disney, the C.B.S. Studio Center, Samuel Goldwyn, and Bavaria-Atelier Studio in Germany. His television commercial background is varied having worked on commercials for the Sony Corporation, Lincoln- Mercury, and Pepsi. He has specialized training and expertise in pre-production through post production coordination and requirements, and film production budget control. He holds a Bachelor of Arts degree in Visual Arts, a Masters degree in Cinema Production, and is a member of the Director's Guild of America.

GEORGE T. LINDSEY, age 68 - Mr. Lindsey is the Vice President of Creative Development of the Company. He is responsible, with the production committee, for the selection and development of film projects for the Company. His film career spans over twenty-five years of literary and production film work. He has most recently completed writing feature film projects for New West Films Corp. He has been associated in the past with film production houses and television stations, including service as an executive producer and director on the staff of the National Broadcasting Company and its affiliate W.R.C.-T.V. and W.I.T.F. Formerly, as President of a motion picture production company, he produced documentaries and docudramas throughout Europe, Africa, and South America. He has worked with such talent as Eli Wallach, Henry Fonda, Raymond Massey, Leonard Nimoy, Brock Peters and Lorne Green. Mr. Lindsey has done in-depth work in the field of pre-production of motion picture projects and has earned over eighteen national film awards for film and television productions, including regional emmy awards, local emmy awards, the N.E.T. award for excellence in film production along with gold, silver and bronze medals in film production from the New York International Film Festival. He is a member of the Writer's Guild of America, West, Inc. and the Director's Guild of America.

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

JOHN D. FOLEY, age 55 - Mr. Foley is currently President, Worldwide Distribution for October Films and was previously Executive Vice President of City Cinemas, a theatrical exhibition corporation in New York, and Executive Vice President of Miramax Films overseeing all theatrical acquisitions and distribution. Prior to Miramax, he was President of MGM/UA and was recruited by MGM in 1987 as Vice President/Sales where he managed domestic sales in the Southern and Western divisions of the United States. In 1989 he was named President, managing all North American activities for the company. Certain recent Miramax and MGM production successes he was instrumental in include "Pulp Fiction", "Benny and Joon" and "Untamed Heart". Other past productions he has been instrumental in include "Rainman", "A Fish Called Wanda", and "Moonstruck". Mr. Foley began his film career in 1975 on the East Coast with Columbia Pictures. He held various management positions with Columbia during his tenure with the company, encompassing regional sales throughout the midwest and southern United States. In 1986, DeLaurentis Entertainment Co. recruited him as Vice President of Distribution to establish the distribution operations for the company's opening in 1986.

ROBERT E. CAPPS, JR., age 56 - Mr. Capps, most recently Executive Vice President-Film for United Artists, has been involved in the marketing, distribution and exhibition of feature motion pictures for more than 25 years. Formerly, Senior Vice President and General Sales Manager for Tri Star Pictures, he has been instrumental in the development of new film marketing technology strategies for the motion picture industry, primarily the theatrical market. He has been directly involved in the building and expansion of distribution departments for companies such as Columbia Pictures, Paramount Pictures, and MGM. Mr. Capps was an instrumental force over the span of his career in the distribution and exhibition of a wide variety of both major and independent feature films including such classic film productions as the "Terminator" films, "Legend of Boggy Creek", and "Where the Red Fern Grows". He has also been a consultant to such major domestic and international exhibitor chains as Mann, Loew's and AMC.

LEWIS O'NEIL, age 54 - Mr. O'Neil was most recently Executive Vice President, Domestic Distribution for Polygram Filmed Entertainment overseeing all domestic theatrical exhibition of Polygram Films. Prior to Polygram he was Senior Vice President, domestic theatrical distribution for Twentieth Century Fox Film Corporation overseeing all theatrical exhibition of Fox Film throughout the western United States. Prior to his tenure with Fox, he was Executive Vice President of Metropolitan Theaters, a regional exhibition chain in the southwest. Certain major feature films Mr. ONeil has been instrumental in the distribution of include "Rocky", "Ghostbusters", "Dances with Wolves", "Star Wars Trilogy" and "Independence Day". He has also been a consultant in the area of theatrical exhibition and distribution to various independent producers, production companies and industry professionals including Michael Ovitz (Artists Management Group), the new entertainment website iAM.com, and the recent advance in theatrical film projection known as Maxivision.

BENJAMIN WHITFIELD, JR., ESQ., age 56 - Mr. Whitfield is presently a practicing civil attorney with an emphasis in the field of entertainment law. He has served as United States Assistant District Attorney and as an Assistant Attorney General. Mr. Whitfield is a member of the law firm of Wright, Reed & Whitfield, P.C., one of the entertainment law firms serving the corporation.

BRENDAN CAHILL, age 59 - Mr. Cahill was most recently Vice President for Music and Creative Affairs for Universal Studios. Prior to his employment with Universal, he was Vice President in charge of creative affairs and musical director at Columbia Pictures and is currently a development and production consultant in the film/television industry and production consultant to Michael Phillips and Michael Douglas (Michael Douglas Productions). He has in the past been a personal advisor for production and musical affairs to Steven Spielberg (Amblin Light Entertainment), having been involved with such film projects as BACK TO THE FUTURE, CLOSE ENCOUNTERS OF THE THIRD KIND and E.T., THE EXTRA TERRESTRIAL. In the 1960's, Mr. Cahill was credited with being integral in the success of such musical groups as the Birds, Jefferson Starship, and the Monkees, and was executive producer on the successfully syndicated television show, THE PARTRIDGE FAMILY for ABC. Other feature film and television production credits for Mr. Cahill include CALIFORNIA SUITE, THE BREAKFAST CLUB, OUT OF AFRICA, MIAMI VICE, and the Emmy Award winning MURDER SHE WROTE.

ALEX TREBEK, age 65 - Mr. Trebek has been involved in the television industry for over twenty-five years as a producer, host and innovator of a wide variety of entertainment shows. He has produced and hosted the internationally successful game-show JEOPARDY which has been the second highest rated television show in syndication. Mr. Trebek was also the host of the successful television game show CLASSIC CONCENTRATION. As a television media executive, he is currently developing other projects for television and film as well. Mr. Trebek, originally from Sudbury, Ontario, Canada, worked for the Canadian broadcasting company (C.B.C.) throughout the 1960's and early 70's before relocating to the United States in 1973.

ROBERT LISNOW, age 56 - Mr. Lisnow is currently a practicing attorney in Southern California, with an emphasis in business transactional/entertainment law and litigation. He was formerly a partner in the law firm of Karpel, Karpel & Lisnow located in Los Angeles specializing in business, entertainment and real estate litigation. Mr. Lisnow's business and corporate background also includes past managing director of Forstmann & Rayfield (formerly Forstmann & Co.), a venture capital/investment banking firm overseeing a multi-million dollar portfolio of various industries throughout the world including high technology, global communications and environmental sciences. Prior to Forstmann & Co., Mr. Lisnow was a principal in the artist management firm of Mitchell, Lisnow Business Management, Inc. overseeing the careers of a wide variety of theatrical and commercial performers such as television and screen artists James Best, Tim Reid and Frank Bonner. More recently, Mr. Lisnow has acted in the capacity of Managing Member/Counsel of Intermedia Video Products (LLC), a VSDA (Video Sales Dealers Association), MPAA (Motion Picture Association of America) approved supplier of videotape, video equipment and video services with major film and television industry clients.

FRED BARON, age 54 - Mr. Baron is currently Senior Production Executive for Twentieth Century Fox Film Corp. where he is responsible for all phases of production oversight for all feature film production at the studio. Prior to his studio involvement, he was production representative at HBO, overseeing a wide range of features and M-O-Ws. Mr. Baron has also acted as co-producer on television productions such as TALES FROM THE CRYPT and production coordinator and production supervisor on a wide variety of independent motion picture/television production.

CHARLES NEWIRTH, age 50 - Mr. Newirth is currently an established independent producer and executive producer in the motion picture industry and has been responsible for the production of such major motion pictures as the recently released "Patch Adams" with Robin Williams, "City of Angels" with Meg Ryan and Nicolas Cage, the Academy Award winning and highly successful "Forrest Gump" with Tom Hanks, as well as "Bugsy" with Warren Beatty, "Toys" with Robin Williams, and "The American President" with Michael Douglas. His career in feature film production has also included production manager for such films as "Pretty in Pink", "Robocop", and "The Abyss". In addition, he has worked in other diverse senior production positions as production supervisor, production coordinator, and location manager.

LINDA FAUSEY, age 52 - Ms. Fausey is a practicing attorney specializing in regulatory law, health care and insurance, and is also a registered lobbyist. Formerly, Ms. Fausey worked with various legislative committees and the Speaker of the House Research Staff.

TONY MILLER, age 60 - Mr. Miller is a veteran of more than 25 years in the motion picture industry. His job responsibilities within the industry have included co-production, editing and post production supervision for a wide variety of feature film and television projects. He has acted in the capacity of editor of over 40 feature films and 50 television productions. He has also produced 10 feature films, 180 television commercials, a variety of music videos, as well as directed and edited electronic video press kits. Mr. Miller was in charge of production for the Cinamerica Satellite Network and The Professionals Group, both located in Southern California, supervising a variety of different types of film and video productions. He has also served in numerous production capacities for New World Pictures, United Artists, MGM, A&M Records, CBS and Universal Pictures. He was the executive producer, editor and post production supervisor for the Witchcraft series of feature films, the most successful direct to video film series ever produced. He has won numerous awards including the Houston World Fest Gold Award for best dramatic picture, as co-producer and editor of the feature film DREAMRIDER with James Earl Jones. Mr. Miller is a graduate of the University of California, Los Angeles and was the head of the film and television department at the prestigious Harvard Westlake School in No. Hollywood, California.

BRIAN J. PATNOE, age 47 - Mr. Patnoe's tenure with the corporation began in 1987 as Executive Assistant in the areas of finance and administration. In 1989, he was elevated to the post of Associate Vice President, Administration, working as key liaison between senior officers of the corporation and members of the Board of Directors. His responsibilities also included monitoring and maintaining WWMPC's corporate due diligence data information, finance material information, and monitoring basic stockholder relations. He has worked closely with senior management of the company in the negotiations of co-financing production scenarios with domestic and foreign companies, consortiums, and independent financiers. Mr. Patnoe has also been associated with Siemens and Motorola ISG as national accounts manager and McDonnell Douglas Corporation as a configuration management analyst and product definition specialist; both senior technical and analytical corporate administrative positions assuring quality control and infrastructure communications. He maintains a degree in Business Administration and Economics from California State University, Fullerton and a Masters in Business Administration from the University of Southern California.

MICHAEL MAGHINI, age 48 - Mr. Maghini was most recently Vice President with Eden Financial Group, a Wall Street investment banking firm providing wholesale financial products to associate brokerage firms around the country, as well as a Managing Partner and Vice President with Famco, Inc. a real estate holding company in New York City. Mr. Maghini's well established financial experience, including his executive association for investment with the Putnam's Golden Scale Council, and his membership in the Million Dollar Round Table Club, complement his past investment management and development training with Paine Webber. Prior to Paine Webber, he held an investment executive position with Thompson McKinnon Securities. Mr. Maghini has helped develop the investment banking division of a major New York financial firm and has also managed a variety of many diverse institutional and, private investment portfolios. He is a graduate of Southern Connecticut University where he received his Bachelor of Science Degree in Political Science and Economics.

* (Indicates members of the Executive Committee)

FAMILY RELATIONSHIPS

There are no family relationships among directors, executive officers or persons chosen by the Company to be nominated as a director or appointed as an executive officer of the Company or any of its affiliated subsidiaries.

Item 11. Executive Compensation.

 The summary compensation table below sets forth certain information for all compensation, including: annual, long term and stock compensation paid for services rendered to the Company in all capacities for the fiscal years ended December 31, 2005, 2004, and 2003.

Annual Compensation					Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Stock Awards	Restricted Awards SARs	Underlying Options/LTIP Payouts	All Other Compensation
Charles Bailey*/ Chairman of the Board	2005	0	0	0	0	10,000	0	0
	2004	0	0	0	0	50,000	0	0
	2003	0	0	0	0	0	0	0
Paul D. Hancock*/**/***/ President, CEO	2005	110,000	0	0	0	0	0	0
	2004	95,000	0	0	0	3,150,000	0	0
	2003	85,000	0	0	0	1,080,000	0	0
A. Robert Sobolik*/**/ Exec. V.P./Treasurer	2005	0	0	0	0	72,800	0	0
	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0
Larry Epstein*/**/ Secretary	2005	0	0	0	0	100,000	0	0
	2004	0	0	0	0	100,000	0	0
	2003	0	0	0	0	0	0	0
John R. Woodward*/**/ Vice President	2005	0	0	0	0	25,000	0	0
	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0
George T. Lindsey*/**/ Vice President	2005	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0
James J. Aitken*/**/ Vice President	2005	0	0	0	0	25,000	0	0
	2004	0	0	0	0	100,000	0	0
	2003	0	0	0	0	0	0	0
John R. Foley**/ Director	2005	0	0	0	0	40,000	0	0
	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0
Robert E. Capps, Jr.**/ Director	2005	0	0	0	0	65,800	0	0
	2004	0	0	0	0	200,000	0	0
	2003	0	0	0	0	0	0	0
Lewis O'Neil/ Director	2005	0	0	0	0	90,200	0	0
	2004	0	0	0	0	200,000	0	0
	2003	0	0	0	0	0	0	0
Benjamin Whitfield Jr.** Director	2005	0	0	0	0	35,600	0	0
	2004	0	0	0	0	10,000	0	0
	2003	0	0	0	0	5,000	0	0
Alex Trebek**/ Director	2005	0	0	0	0	50,000	0	0
	2004	0	0	0	0	4,000	0	0
	2003	0	0	0	0	4,000	0	0
Robert Lisnow/ Director	2005	0	0	0	0	0	0	0
	2004	0	0	0	0	5,000	0	0
	2003	0	0	0	0	45,000	0	0
Fred Baron**/ Director	2005	0	0	0	0	80,000	0	0
	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0
Charles Newirth**/ Director	2005	0	0	0	0	50,000	0	0
	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0
Linda Fausey/ Director	2005	0	0	0	0	0	0	0
	2004	0	0	0	0	50,000	0	0
	----	-	-	-	-	-	-	-
Tony Miller/ Associate V.P.	2005	0	0	0	0	37,000	0	0
	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0
Brian J. Patnoe*/ Associate V.P.	2005	0	0	0	0	30,000	0	0
	2004	0	0	0	0	100,000	0	0
	2003	0	0	0	0	750,000	0	0
Michael Maghini*/ Associate V.P.	2005	0	0	0	0	30,000	0	0
	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following sets forth the security ownership of Management of the Company and any holders of the Company's common stock known to own 5% or more of the Company's issued and outstanding common stock. (in alphabetical order)

Name and Affiliation	Shares Beneficially Held	Percent of Class
James J. Aitken, CPA, Vice President, Director 12199 55th Ave. Remus, MI 49340	200,000	0.68%
Charles C. Bailey, Chairman of the Board 14250 Royal Harbour Court Fort Myers, FL 33908	150,000	0.51%
Fred Baron, Director 531 N. Lillian Way Los Angeles, CA 90004	80,000	0.27%
Robert E. Capps, Jr., Director c/o 2120 Main St., Suite 180 Huntington Beach, CA 92648	318,750	1.09%
Larry Epstein, Esq., Secretary and Director 11733 Baird Ave. Northridge, CA 91326	405,333	1.39%
Linda Fausey, Esq., Director 328 N. Walnut Lansing, MI 48933	50,000	0.17%
John D. Foley, Director c/o 2120 Main St., Suite 180 Huntington Beach, CA 92648	100,000	0.34%
Paul D. Hancock, President/C.E.O and Director 6246 Seabourne Drive Huntington Beach, CA 92648	9,793,384	33.57%
George T. Lindsey, Vice President and Director 3218 S. 101st St. Omaha, NE 68124	138,550	0.47%
Robert Lisnow, Esq., Director 10866 Wilshire Blvd. Los Angeles, CA 90024	45,000	0.15%
Charles Newirth, Director c/o 2120 Main St., Suite 180 Huntington Beach, CA 92648	75,000	0.26%
Lewis O'Neil, Director c/o 2120 Main St., Suite 180 Huntington Beach, CA 92648	100,000	0.34%
John R. Woodward, Vice President and Director 850 Alabama Dr., Rte. 2 Lone Pine, CA 93545	160,014	0.55%
A. Robert Sobolik, Executive Vice President, Treasurer and Director 132 Ascot Place Grass Valley, CA 95940	150,000	0.51%
Shirley M. Curtis, Director 5459 E. Suncrest Road Anaheim, CA 92807	40,000	0.14%
Alex Trebek, Director c/o 2120 Main St., Suite 180 Huntington Beach, CA 92648	70,000	0.24%
Benjamin Whitfield, Jr., Esq., Director 9000 E. Jefferson Detroit, MI 48214	61,200	0.21%
Brian J. Patnoe, Beneficial Owner c/o 2120 Main St., Suite 180 Huntington Beach, CA 92648	1,202,300	4.11%
Richard W. Linford, Trustee, Beneficial Owner [FBO APFS & WWMPC RE: 9/10/04 MOU] c/o 2120 Main St., Suite 180 Huntington Beach, CA 92648	1,500,000	5.13%
All Officers and Directors as a group (17 people)	11,937,231	40.92%

The foregoing totals are based upon Twenty-Nine Million One Hundred Seventy Thousand One Hundred Fifty-Two (29,170,152) common shares of the Company issued and outstanding stock as of December 31, 2005.

Item 13. Certain Relationships and Related Transactions.
 As of this filing, there have been and are presently no transactions to which the Company was or is to be a party in which any of the directors, executive officers or immediate family members thereof have been a party to. It is contemplated, however, that in certain instances directors, executive officers, or immediate family members thereof will be a party to future transactions.

PART IV

Item 15. Exhibits, Financial Statements Schedules.
Exhibit 31.1
Chief Executive Officer's Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2
Financial Officer's Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1
Chief Executive Officer's Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2
Financial Officer's Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD WIDE MOTION PICTURES CORPORATION (Registrant)

Date: March 31, 2006	By: /s/ Alan Mintz Alan Mintz Chairman of the Board and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 14, 2006, by the following persons on behalf of the registrant and in the capacities indicated.

WORLD WIDE MOTION PICTURES CORPORATION

March 31, 2006	/s/ Alan Mintz Alan Mintz Chairman & Chief Executive Officer

March 31, 2006	/s/ Paul D. Hancock Paul D. Hancock Vice Chairman & Chairman of Finance Committee

March 31, 2006	/s/ Larry Weinstein Larry Weinstein Secretary & Treasurer

March 31, 2006	/s/ Larry Epstein Larry Epstein Director, Member of Audit Committee