Form 10KSB/A
period 2005-12-31
WORLD WIDE MOTION PICTURES CORP
filed 2006-05-05
CIK 1005502

U.S. SECURITIES AND EXCHANGE COMMISSION Washington D.C. 20549 FORM 10-KSB/A Amendment No. 1

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2005

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

        Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practical date: 29,170,152 shares of Common Stock (par value $.001 per share) outstanding on December 31, 2005. As of March 31, 2006, and primarily due to the Share Exchange referred to in the Company's SEC Information Statement 14C filing of January 22, 2006, the Company's outstanding common par value $.001 shares was 98,462,859 of which 91,940,586 are restricted subject to Rule 144 provisions. Certain of the Share Exchange provisions expire on June 1, 2006. Although unlikely, if certain warranties agreed to in the Share Exchange become unsubstantiated, the number of shares of outstanding common stock of the Company could be materially reduced.

        Documents Incorporated by Reference: The registrant's definitive information statement 14C filed January 27, 2006 is incorporated by reference in this Annual Report to the extent therein.

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-KSB of World Wide Motion Pictures Corporation (the "Company") for the fiscal year ended December 31, 2005 (the "Form 10-KSB") is being filed to correct the cover page; and Item 7. "Management's Discussion and Analysis and Plan of Operations" (regarding outstanding shares affected by Share Exchange) of the original Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2006. The remainder of the Form 10-KSB is unchanged.

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

Primarily due to the Share Exchange, the outstanding shares of common stock of the Company increased from 29,170,152 as of December 31, 2005 to 98,462,859 as of March 31, 2006. The outstanding shares of the Company's preferred stock increased from 201,217 to 998,086. The number of shares authorized to issue remains at 100,000,000 common stock and 1,000,000 preferred stock. In order to facilitate the Share Exchange, certain significant shareholders, in addition to their existing Rule 144 sale of stock restrictions, have signed agreements in accordance with all applicable law, further restricting the sale of their common stock shares for a total period of 24 months. The pertinent provisions of these agreements limit the shareholder to the sale of 5,000 shares per seven day period and no sales at less than a market price of $0.25. Under certain conditions, for example a merger or reorganization of the Company, 70% of the Board of Directors of the Company or 70% of the outstanding individual shareholders may waive these restrictions. The total of such restricted shares is 83,608,000 .

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

WORLD WIDE MOTION PICTURES CORPORATION (Registrant)

Date: May 4, 2006	By: /s/ Alan Mintz Alan Mintz Chairman of the Board and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on May 4, 2006, by the following persons on behalf of the registrant and in the capacities indicated.

WORLD WIDE MOTION PICTURES CORPORATION

May 4, 2006	/s/ Alan Mintz Alan Mintz Chairman & Chief Executive Officer

May 4, 2006	/s/ Paul D. Hancock Paul D. Hancock Vice Chairman & Chairman of Finance Committee

May 4, 2006	/s/ Larry Weinstein Larry Weinstein Secretary & Treasurer

May 4, 2006	/s/ Larry Epstein Larry Epstein Director, Member of Audit Committee