Form 10QSB
period 2006-03-31
WORLD WIDE MOTION PICTURES CORP
filed 2006-05-22
CIK 1005502

DRAFT #7
U.S. SECURITIES AND EXCHANGE COMMISSION Washington D.C. 20549 FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED March 31, 2006

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-27454

BUCKEYE VENTURES, INC. (Name of small business issuer in its charter)

MICHIGAN (State or other jurisdiction incorporation or organization)	33-0081215 (I.R.S. Employer Identification No.)

4455 LAMONT STREET, SUITE 3, SAN DIEGO, CA (Address of principal executive offices)	92109 (Zip Code)

(858) 272-6600 (Issuer's telephone number)
WORLD WIDE MOTION PICTURES CORPORATION 2120 Main St. Suite 180, Huntington Beach, CA 92648 (Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

          Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practical date: 98,472,002 shares of Common Stock (par value $.001 per share) outstanding on May 15, 2006.

                                                      Part I. Financial Information

Item 1. Financial Statements

BUCKEYE VENTURES, INC. and SUBSIDIARIES Index to Financial Statements
Page
Financial Statements:
Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005	F-2
Consolidated Statement of Operations for the three months ended March 31, 2006	F-3
Consolidated Statement of Cash Flows for the three months ended March 31, 2006	F-4
Notes to Consolidated Financial Statements	F-5

BUCKEYE VENTURES, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

As of	March 31,2006	December 31,2005

ASSETS

Cash	$ 337,281	$ 362,706
Accounts Receivable, net allowance for doubtful accounts of $80,000	193,584	196,451
Inventory, net allowance for obsolescence of $2,000	423,552	377,303
Other Current Assets	205,156	219,310
Equipment, net of accumulated depreciation of $1,261	40,855	-
Media Properties, net of accumulated depreciation and writedowns of 1,388	4,281,542	-
TOTAL ASSETS	$ 5,481,970	$ 1,155,770
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable	$ 321,738	$ 330,177
Accrued Liabilities	311,575	676,838
Deferred Revenue	18,219	18,219
Notes Payable	300,771	340,594

Total Liabilities	952,303	1,365,828

Stockholders' Equity
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, 975,086 shares issued and outstanding	9,751	-
Preferred Stock, $10.00 par value, 100,000 shares authorized, 23,000 shares issued and outstanding	230,000	-
Common Stock, $0.001 par value, 100,000,000 shares authorized, 98,462,859 shares issued and outstanding	98,463	75,000
Additional Paid-in Capital	4,729,592	-
Retained Earnings (Deficit)	(538,139)	(285,058)
	4,529,667	(210,058)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 5,481,970	$ 1,155,770

See notes to consolidated financial statements

BUCKEYE VENTURES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)

For the three months ended	March 31,2006
Revenues	$ 892,071

Cost and Expenses
Cost of Revenues	299,648
Selling, General and Administrative Expenses	737,479
Provision for doubtful accounts	14,152
Amortization and depreciation	2,649
1,053,928

Operating (loss)	(161,858)

Other Income (Expense)
Interest Income	66
Expense from Share Exchange	(78,484)
Interest Expense	(12,806)

Net (loss)	$ (253,082)

Net (loss) per share-Basic and Diluted	$ (00.00)

Weighted Average Number of Shares	98,462,859

See notes to consolidated financial statements

BUCKEYE VENTURES, INC. and SUBSIDIARIES

STATEMENT OF CASH FLOWS (unaudited)

For the three months ended	March 31, 2006
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)	$ (253,082)
Adjustments to reconcile net (loss) to net cash (used in)
operating activities:
Depreciation and Amortization	2,649
Accounts Payable	205,276
Net cash flows (used in) operating activities	(45,157)

CASH FLOW FROM INVESTING ACTIVITIES

Net cash flows used in investing activities	-

CASH FLOW FROM FINANCING ACTIVITIES
Common stock sold for cash	1,500
Shares issued in connection with the Share Exchange	78,484
Net increse in debt	(60,252)
Net cash flows provided by financing activities	19,732

NET INCREASE (DECREASE) IN CASH	(25,425)

CASH AT BEGINNING OF YEAR	362,706

CASH AT END OF YEAR	$ 337,281

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$ 12,806

See notes to consolidated financial statements

BUCKEYE VENTURES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements Three Months Ended March 31, 2006 (Unaudited)

1.   Interim Financial Statements

The unaudited financial statements as of March 31, 2006 and for the year ended December 31, 2005 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2006, and the results of operations and cash flows for the three month period ended March 31, 2006. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2006 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2006. The balance sheet at December 31, 2005 has been derived from the unaudited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with the audited financial statements and notes of World Wide for the year ended December 31, 2005 as included in the report on SEC Form 10-KSB.

In June 2001, the Financial Accounting Standards Board finalized FASB Statement No. 141, Business Combinations ("SFAS 141"), which requires the use of the purchase method of accounting. SFAS 141 also requires the recognition of acquired intangible assets apart from goodwill if they meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. The Share Exchange/Reverse Acquisition (referred to in Note 3) has been accounted for in accordance with SFAS 141.

2.   Description of Business

The heating, ventilation, air conditioning ("HVAC") and plumbing segment of Buckeye Ventures Inc. ("Buckeye") was incorporated in Nevada on June 24th, 2005 for the purpose of acquiring and operating businesses in the heating ventilation and air conditioning and plumbing service industries. On August 1st, 2005, Buckeye acquired its first subsidiary, Heating & Air Conditioning Services Inc., located at 300 Manley Street, West Bridgewater, MA 02379.

The motion picture and television segment ("Media") a wholly owned diversified subsidiary World Wide Motion Pictures Corporation ("World Wide") was incorporated in Michigan on December 9, 1980. World Wide acquires, produces, finances, develops, and distributes motion picture and television properties and renders consulting services to the entertainment industry.

3.   Share Exchange Reverse Acquisition

On October 14, 2005 (reported October 18, 2005 on SEC EDGAR filing 8K), based upon the consent of World Wide shareholders owning 68.39% of World Wide outstanding shares of common stock and the approval of World Wide's Board of Directors, World Wide entered into a Share Exchange Agreement with Buckeye pursuant to which Buckeye shareholders have acquired or been issued a total of 79,792,001 restricted shares of World Wide Common Stock (80% of the outstanding stock) and 796,869 shares of preferred stock (80% of the outstanding preferred stock) in exchange for all Buckeye shares. As a result of the Exchange 19,948,222 common shares (20% of the outstanding common stock) remained beneficially owned by shareholders throughout the world.

Buckeye is in effective control of World Wide, subject to applicable law protecting the interests of minority shareholders. World Wide has changed its name to Buckeye Ventures, Inc. and the present business of World Wide will be operated as a diversified subsidiary under the original name World Wide Motion Pictures Corporation. The business of World Wide is that of Buckeye, which was organized by Buckeye's principal Executive Officers, Alan Mintz and Larry Weinstein, for the purpose of acquiring and operating businesses in the Heating Ventilation and Air Conditioning and plumbing service industries.

The Company accounted for the acquisition and change in control under the purchase method of accounting required under the FASB Statement 141. As a result of the acquisition, Buckeye holds a majority interest (80%) in the combined entity. Generally accepted accounting principles require in certain circumstances that a company whose stockholders retain the majority voting interest in the combined business to be treated as the acquirer for financial reporting purposes. Accordingly, the acquisition has been accounted for as a "reverse acquisition" whereby Buckeye is deemed to have purchased World Wide. However, World Wide remains the legal entity and the Registrant for Securities and Exchange Commission reporting purposes. The historical financial statements prior to March 1, 2005, are those of Buckeye Ventures, Inc (NV). World Wide has historical financial statements which may be reviewed on its SEC EDGAR 10KSB and 10QSB filings.

4.   Properties and Equipment

HVAC SEGMENT

At March 31, 2006, HVAC properties and equipment consist of:

Leasehold Improvements	$ 121,836
Equipment and Furniture	77,182
Vehicles	63,654

Totals	262,672

Accumulated depreciation and writedown	(255,673)

HVAC Properties and Equipment - net	$ 6,999

MEDIA SEGMENT

At March 31, 2006, media properties consist of:

Library of completed motion pictures and television productions	$ 9,713,549
Screenplays and development costs	905,949
Equipment	33,856

Totals	10,653,354

Accumulated amortization and write-downs	(6,354,537)

Media properties - net	$ 4,315,398

The majority of World Wide's motion picture and television properties were acquired from third parties primarily in exchange for shares of the Company's Common Stock securities and a minimal amount of the Company's Preferred Stock securities.

The motion picture and television properties are stated at the lower of amortized cost or estimated fair value on an individual film/television product basis. Estimated fair values of the respective properties are based in certain cases on historical revenue and on management estimates of future revenues from the respective properties. Actual future revenues from these properties may differ materially from such estimates as a result of many factors, including the amount of capital available to effectively exploit the properties.

5.   Receivables

Management considers accounts receivable less allowance for doubtful accounts to be fully collectible. When accounts become uncollectible they are charged to operations.

6.   Goodwill

Goodwill, if any, is accounted for in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 141 - Business Combinations and Statement of Financial Accounting Standards No. 142 - Goodwill and Other Intangible Assets.

7.   Preferred Stock

The Company has authorized 1,000,000 shares of $.01 par value preferred stock with preference in accordance with its Articles and Bylaws to the payment of dividends and dissolution of assets. Certain series may be convertible to common which may also contain stipulations regarding the conversion. There are 998,086 preferred shares outstanding. The number of shares of common stock which certain preferred shares are convertible into is 259,268.

8.   Stock Based Transactions and Compensation

Buckeye Ventures, Inc. (NV) entered into "Subscription Agreements" with thirteen accredited investors. The agreements provided that in return for the subscription price totaling $720,000 the subscribers would receive 2,880,000 shares of restricted common stock of the post acquisition publicly traded Buckeye Ventures, Inc. (MI). As of March 31, 2006 Buckeye had received $225,000 of the subscription amount.

World Wide, for the two months ending February 28, 2006 and Buckeye (MI) for the one month ending March 31, 2006, issued 245,000 shares of restricted 144 stock (valued at prices ranging from $.18 to $.35) worth $48,125 for services and issued 32,859 shares of restricted 144 stock for $11,500 cash (valued at $.35).

Subsequent to March 31, 2006, the Company cancelled 1,500,000 shares of outstanding common stock pursuant to a transaction that was rescinded.

9.   Commitments and Contingencies

Employment Agreements

Alan Mintz - Mr. Mintz has signed a four year agreement with the Company, which is then automatically renewable for successive one year periods unless cancelled by Mintz or the Company. Compensation terms have not yet been finalized, however Mr. Mintz's salary package, is expected to be approximately $150,000 per year.
Paul Hancock - On October 20, 1983, the Company executed an agreement with its then president (hereafter, "Hancock"). The agreement provided that Hancock would be the Chief Executive Officer of the Company until April 1, 2012 (April 1, 2022, if renewed by Hancock). Under the agreement, Hancock was entitled to an annual salary of $85,000 per year for 1983 and annual salaries thereafter equal to $85,000 plus annual increases equal to the greater of (a) $15,000 or (b) proportionate increases in the Consumer Price Index, plus up to 5% of certain revenues earned by the Company. Hancock has waived unpaid compensation due him as of December 31, 2005. Relative to the change in control, Hancock's agreement was amended to change his annual salary to $90,000 per year with at least $20,000 per year increases for the new term of the agreement expiring March 1, 2012. All other provisions of Mr. Hancock's contract remain unchanged. Under the amended employment agreement Hancock will serve as Vice Chairman of the Company's Board of Directors, Chief Executive Officer and President of the subsidiary World Wide Motion Pictures Corporation.
Larry Weinstein - Mr. Weinstein has signed a four year contract with the Company, which is then automatically renewable for successive one year periods unless cancelled by Weinstein or the Company. Compensation terms have not yet been finalized, however Mr. Weinstein's salary package is expected to be approximately $150,000 per year.

Lease Agreements

Heating & Air Conditioning Services Inc. leases approximately 12,000 square feet of space which is located in West Bridgewater, MA. Heating & Air paid $37,500 in 2005 for the lease and this lease expires in December of 2009. World Wide leases its office in Huntington Beach, California under a one year lease expiring December 2006 at rentals of $776 per month.

Item 2. Management's Discussion and Analysis or Plan of Operation

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes.

RESULTS OF OPERATIONS

First Quarter 2006

CONSOLIDATED OVERVIEW

Buckeye (the "Company") reported revenue of $892,071 in the first quarter of 2006. The Company has re-affirmed its outlook for the year. The Company expects revenue growth to be in the mid-single digit range in 2006. The Company believes that positive factors such as higher consumer confidence and increased home sales will help it overcome rising fuel costs. The Company continues to remain focused on acquisitions, top-line sales growth, and increased customer retention. The Company has incurred expense related to the Share Exchange/Reverse Acquisition, the development of its model and preparations for HVAC acquisitions.

SEGMENT REVIEW

The Heating & Air subsidiary within the HVAC/Plumbing segment provides direct HVAC and plumbing installation and repair services. Revenues increased $168,961 overall to $892,020 in the first quarter of 2006, which was a 23.4% increase over its 2005 first Quarter operations. The segment reported an operating loss of $(29,833) compared to an operating loss of ($59,046) in the first quarter of 2005.
Revenues increased $107,259 overall to $1,216,377 in the fourth quarter of 2005, which was a 9.7% increase over its 2004 fourth quarter operations. The segment reported an operating profit of $65,636 compared to an operating loss of ($19,185) in the fourth quarter of 2004. The growth in revenue reflected strong increases HVAC service revenue. Progress has been made on specific initiatives to increase the average sales order prices.

The Media segment comparisons are based on World Wide financials prior to the Share Exchange/Reverse Acquisition as found in the Company's 2005 10KSB and 10QSB. Net loss increased $125,401 from $20,511 in the first quarter of 2005 to $145,912 in 2006.  The increased loss was due primarily to $12,118 lower operating revenues and $34,805 higher operating costs and expenses. Operating revenues decreased $12,118 (98%) from $12,403 in 2005 to $285 in 2006.  The decrease was due primarily to the transition during the Share Exchange/Reverse Acquisition and substantially lower revenues from the distribution of the feature length films entitled “Amy,” “Ninth Street,” and “Shattered Illusions.”

Operating costs and expenses increased $34,805 (106%) from $32,917 in the first quarter 2005 to $67,722 in 2006.  The increase was due primarily to the $48,125 higher stock-based compensation in 2006.  In the first quarter 2005, no shares of common stock were issued for services; in 2006, 275,000 shares of common stock (valued of prices ranging from $.18 to $.35 per share) were issued for services.

The following table presents selected financial data for the periods indicated.

	Three Months Ended March 31, 2006
	HVAC Segment	Media Segment	Consolidated

Revenues	$ 892,020	$ 51	$ 892,071
Total Expense	1,048,753	5,175	1,053,928
Operating Income (Loss)	(156,734)	(5,125)	(161,858)
Cash	239,201	98,080	337,281
Total Assets	1,068,492	4,413,478	5,481,970
Total Liabilities	922,994	29,309	952,303

The Company has presented a consolidated balance sheet which includes six wholly-owned subsidiaries: World Wide Motion Pictures Corporation, Heating & Air Conditioning Services Inc., Buckeye Ventures Inc (Nevada), World Wide Productions Inc., World Wide Film & Television Institute, and World Wide (Pat Publishing Inc.). The Company's charter allows it to branch into diversified fields of enterprise provided management concludes there is a significant potential for profit.

HVAC SEGMENT

Heating & Air (Subsidiary)

Heating and Air Conditioning Services, Inc. ("Heating & Air") has been in business for 22 years. Heating & Air provides heating, ventilation and air conditioning services to residential and commercial customers in the suburban Boston Area. Heating & Air is located at 300 Manley Street, West Bridgewater, MA, 02379. Heating & Air's business is seasonal in nature, with the greatest activity occurring in May through August during the peak air conditioning season.

Approximately 80% of Heating & Air's revenue is generated from its installation Department. The Installation Department replaces furnaces, boilers, air conditioners, water heaters, radiators and duct work. The remaining 20% of revenue is generated by its Service Department. The Service Department also sells preventive maintenance contracts. Heating & Air's business is approximately 95% residential and 5% commercial. Heating & Air has a total of 35 employees.

MEDIA SEGMENT

World Wide has been in business 28 years and derives its revenues from the licensing of its newly created film and television productions, the licensing of its inventory of previously produced films or television productions and fees received for professional services provided to the industry. The Company also receives revenue for the marketing and distribution of product produced or owned by third party producers and production companies. The generation of revenue in the motion picture and television industry is highly competitive which may have a material impact on the Company's financial statements.

Currently, arrangements and contractual participation by World Wide in various feature film and television productions over the last 5 years include gross and net revenue participations in the following feature film and television productions responsible for worldwide revenue potential including all markets and all media wherein the particular production is distributed: THE OUTLAW TRAIL, 100 YEARS REVISITED (TV), CLASSIC CAR (TV), WHAT'S IN A COOKIE (feature), MALEVOLENCE (feature), THE SECOND COMING (feature), CITIZEN SOLDIER (feature), SHATTERED ILLUSIONS (feature), NINTH STREET (feature), ON THESE RUINS (TV), ANTARTICA (TV), THE GALAPOGOS ISLANDS (TV), EASTER ISLAND (TV), FLYING CHANGES (feature), WINNING COLORS (feature), SHADOW DANCER (feature), TRANCE (feature), and CORNDOG MAN (feature).

Since June, 2000, World Wide has entered into agreements for the development of electronic commerce marketing arrangements with internet companies for the purpose of providing a national and international e-commerce exploitation venue for various titles within the Company's completed film and television library.

In February, 2001, World Wide commenced theatrical marketing and distribution of the award winning feature film entitled "Amy" with Los Angeles and New York premieres of the film at major exhibitor chains, including AMC Century City theaters, Angelica, the MANN Westwood Cinema, the Loew's Cineplex, Beverly Center and throughout the Edwards theater circuit.

GENERAL

HVAC SEGMENT

Buckeye Ventures, Inc., was incorporated on June 24th, 2005 for the purpose of acquiring and operating businesses in the Heating Ventilation and Air Conditioning (HVAC) and plumbing industries. Buckeye's objective is to create a nationally recognized brand for the consumer in that industry. Buckeye plans to acquire, integrate and grow residential service companies using established systems and procedures to be carried out by it's experienced management team. Buckeye believes that these low risk, high margin businesses will benefit from best practices and synergies of multiple locations nationwide with the potential to realize significant appreciation.

Buckeye acquired its first residential service location in Heating & Air Conditioning Services Inc. , which had approximately $4.7 million in revenues in 2005. Buckeye has assembled a management team that includes experienced executives and operators in this industry, with more than 100 years of combined experience on the administrative and operations side of large multi-location companies. The Company's plan is to become a significant factor in the industry by providing many small and mid-sized local and regional operators the opportunity to become part of a growing national conglomerate.

Buckeye is in advanced negotiations to acquire companies with revenues totaling $9.5 million. Additionally, Buckeye is at various levels of discussion to greatly increase its combined revenue by acquiring companies representing several million dollars of combined annual revenues and expects to, in the opinion of management, accumulate approximately $35 million in combined revenues by year end 2006 or in the first of quarter of 2007.

The Heating & Air company markets its services primarily through yellow pages advertisements, direct mail and internet sites. Additionally, Heating & Air engages in co-op marketing with Lennox International Inc. in the Boston market. Heating & Air is an independent Lennox dealer ranked with Lennox Industries as a Premier Dealer and Circle of Excellence Award Winner putting it in the top one percent of all residential Lennox dealers in North America. More than ninety percent of Heating & Air's business is focused on the residential retail market (existing home owner). Heating & Air provides both service and installation of heating, cooling, and indoor air quality systems specializing in the add-on and replacement markets. James Papasodero, the general manager and original founder, has been running the company since it began in 1983 and was incorporated in 1984. As of March 31, 2006, Heating & Air properties and equipment consists of 18 vehicles and inventory of $425,000, with a customer list of 17,000 names.

Heating & Air competes with many other companies in the sale of its services and products. The principal methods of competition in like businesses include quality of service, name recognition, pricing, assurance of customer satisfaction and reputation. Competition in the market for heating, ventilation and air conditioning services is strong, created mainly from local, independently owned firms throughout a given geographic area.

Heating & Air has no single customer that accounts for more than 10% of its operating revenue. No part of Heating & Air's business is dependent upon a single customer or related group of customers, the loss of which would have a material adverse effect on Heating & Air's financial condition or results of operations.

Heating & Air's operating segment is subject to various federal, state and local laws and regulations, compliance with which increases Heating & Air's operating costs, limits or restricts the services provided by Heating & Air's operating segments or the methods by which Heating & Air's operating segments sell those services or conduct their respective businesses, or subjects Heating & Air's and its operating segments to the possibility of regulatory actions or proceedings.

Heating & Air's is also regulated under many federal and state environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, the Superfund Amendments and Reauthorization Act of 1986, the Resource Conservation and Recovery Act of 1976, the Emergency Planning and Community Right-to-Know Act of 1986 and the Clean Water Act of 1977. Buckeye cannot predict the effect on its operations of possible future environmental legislation or regulations. During 2005, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated in 2006.

MEDIA SEGMENT

In fiscal 2005 and the first quarter of 2006, World Wide continued its involvement in a variety of film and television projects relative to development, acquisition, packaging, production and marketing/distribution activities. World Wide's film and television productions may compete for sales with numerous independent and foreign productions as well as projects produced and distributed by a number of major domestic and foreign companies, many of which are units of conglomerate corporations with assets and resources substantially greater than World Wide's.

Management of World Wide believes that in recent years there has been an increase in competition in virtually all facets of World Wide's business. Specifically, the motion picture business competes with large conglomerates in the industry, television and other forms of leisure-time entertainment. The major producers and distributors have established long term realationships with exhibitors around the world. For example, the new megaplex trend is a major competitive factor. Since 1995, there are over 800 less 1-3 screen theatres in the United States and Canada. On the other hand, the number of screens per theatre complex averages around 8 screens each. Theatre revenues were over $16 billion in 2005, a growth rate of only 5% over 2004, and a large part of which is attributed to higher per ticket price. On the positive side, DVD rentals were over $135 million for 2004, which is more than 17% from 2003. Homes with cable television now number over 40 million in the United States.

The entire film industry is currently being affected by international competition and demand for product. World Wide, although a relatively small distributor in comparison to the large studios, has through its numerous relationships developed a unique niche in the domestic theatrical arena, which management utilizes from time to time. Since the company may for certain undetermined markets and products distribute its product to all markets and media worldwide, it is not possible to determine how its business as a whole will be affected by these developments and accordingly, the resultant impact on the financial statements.

World Wide expects to continue to exploit a portion or portions of its completed film and television library to a wide variety of distribution outlets including network television, cable television, satellite broadcast, pay-per-view, and home video/DVD sales. Licensing to domestic and foreign television stations (syndication) is an important potential source of revenue for World Wide, although in recent years the prices obtainable for individual film and television product in domestic syndication have declined as pay television licensing has grown. The growth of pay television and home video technologies, i.e. DVD (Digital Versatile Disk) and HDTV (High Definition Television), has had an adverse effect on the fees obtainable from the licensing of film and television product to networks and local television stations, thereby potentially affecting World Wide's ability to generate substantive revenue from this particular venue, however increasing revenue potential in other areas. Conversely, the company may derive revenue from the marketing and sale, either directly or through licensees, of motion pictures and other filmed or videotaped product on videocassette or DVD for playback on a television set or monitor through the use of videocassette recorders ("VCRs"), digital video disk recorders and continued advancements of pay television (cable), satellite broadcast technologies, and Internet applications domestically and internationally.

World Wide currently holds the distribution rights to 314 motion picture and television titles. The revenue competition relative to existing or pending exploitation agreements of World Wide's film and television product library and current and future production and distribution of projects is volatile due to the many technological and innovative changes in the industry and also changes regularly occurring in the international economy. Currently, governmental involvement and international concerns, such as the pirating of intellectual property, will affect the company's business prospects.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2006, the Company experienced a net loss of $ (253,082). At March 31, 2006, the Company had $337,281 in cash and no cash equivalents.
The Media segment anticipates that its existing capital resources may be adequate to satisfy its capital requirements for the foreseeable future. However, to accomplish World Wide's planned future activities, it will need to acquire additional funds through public or private financings in the form of debt or equity. World Wide has available substantial loss carry forwards for federal income tax purposes. The exact amount of the loss carry forwards is uncertain until World Wide reaches an understanding with the Internal Revenue Service in that regard.

In accordance with the Securities and Exchange Commission "Regulation D", and subject to Rule 144 restrictions, the Company issued 30,001 shares of its common stock and no shares of its preferred stock for cash and 70,514,848 shares of its common stock and 796,869 shares of its preferred stock to faciliatet the Share Exchange/ Reverese Acquisition in the first quarter ending March 31, 2006.

The Company currently utilizes primary lines of credit with three financial institutions totalling $100,000, with available credit of $89,338, to accommodate its daily cash flow needs and occasionally uses its credit lines at other financial institutions and with its vendors and suppliers throughout the US.

The Company's principal liquidity at March 31, 2006 included cash of $337,281 and $193,584 net accounts receivable. The Company's liquidity position remains sufficient enough to support on-going general administrative expense, strategic positioning, and the garnering of contracts and relationships. The Company may resolve and provide for its liquidity needs as well as provide for the needed capital resources to expand its operations through a future public offering of its common shares to the public.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS AND
MANAGEMENT'S STATEMENT REGARDING INTERIM PERIOD ADJUSTMENTS

The statements which are not historical facts contained in this Form 10-QSB are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The words "anticipate", "believes", "expect", "intend", "may" or similar expressions used in this Form 10-QSB as they relate to the Company or its Management are generally intended to identify such forward looking statements. These risks and uncertainties contained in this Form 10-QSB include but are not limited to, product demand and market acceptance risks, the effect of economic conditions generally and retail/wholesale in the heating, ventilation, air conditioning, plumbing, motion picture and television industry and marketing conditions specifically, the impact of competition, labor shortages, increase in wage rates, unexpected increases in general operating costs, technological difficulties, capacity and supply constraints or difficulties, the results of financing efforts, changes in consumer preferences and trends, the effect of the Company's accounting policies, weather conditions, acts of God, and other risks detailed in the Company's Security and Exchange Commission filings. The Company's management has made all the adjustments relative to the fiscal year end statements and the interim period herein, which in the opinion of management are necessary in order to make the financial statements not misleading.

Item 3. Controls and Procedures

The Company's Chairman and Chief Executive Officer, Alan J. Mintz, the Audit committee, and the Company's Secretary Larry Weinstein , have evaluated the Company's disclosure controls and procedures as of the end of the period covered by this report.

The Company's disclosure controls and procedures include a roll-up of financial and non-financial reporting that is consolidated in the offices of the Executive, Audit Committee, and Auditor. The reporting process is designed to ensure that information required to be disclosed by the Company in the reports that it files with or submits to the Securities and Exchange Commission is recorded, processed, summarized and reported under the direction of its Internal Auditor and Compliance Officer within the time periods specified in the Securities and Exchange Commission's rules and forms. Messrs. Mintz, Weinstein and the Audit committee have concluded that both the design and operation of the Company's disclosure controls and procedures are effective.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None

Item 3. Defaults Upon Senior Securities

N/A

Item 4. Submission of Matters to a Vote of Security Holders

N/A

Item 5. Other Information

The Company has designated the date of it's next annual shareholder meeting as June 16, 2006.

The Company's trading symbol was changed from WWMO to BEYV by action of the National Quotations Bureau. Commensurate with this action, the CUSIP number of the Company was changed from 981536 20 4 to 118300 10 2 by action of the National Association of Securities Dealers.

Item 6. Exhibits and Reports on Form 8-K

On March 6, 2006 the Company filed Form 8K, relative to Item 304 of Regulation S-B (Change of Control, Acquisition or Disposition of Assets) which is with any subsequent amendments hereby incorporated by reference.

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
99.1	Amendment to Articles of Incorporation - Name Change Certificate

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

BUCKEYE VENTURES INC.

March 21, 2006	/s/ Alan Mintz Alan Mintz Chairman of the Board/Chief Executive Officer

March 21, 2006	/s/ Paul D. Hancock Paul D. Hancock Vice Chairman of the Board/Chairman of Finance Committee