Form 10QSB/A
period 2006-03-31
BUCKEYE VENTURES, INC.
filed 2006-08-03
CIK 1005502

U.S. SECURITIES AND EXCHANGE COMMISSION Washington D.C. 20549 FORM 10-QSB Amendment No. 1

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
WORLD WIDE MOTION PICTURES CORPORATION 2120 Main St. Suite 180, Huntington Beach, CA 92648 (Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

          Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practical date: 98,548,618 shares of Common Stock (par value $.001 per share) outstanding on August 2, 2006.

                                                      Part I. Financial Information

Item 1. Financial Statements

BUCKEYE VENTURES, INC. and SUBSIDIARIES Index to Financial Statements
Page
Financial Statements:
Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005	F-2
Consolidated Statement of Operations for the three months ended March 31, 2006	F-3
Consolidated Statement of Cash Flows for the three months ended March 31, 2006	F-4
Notes to Consolidated Financial Statements	F-5

BUCKEYE VENTURES, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2006 (Unaudited)	December 31, 2005

ASSETS
Current Assets:
Cash and cash equivalents	$ 337,280	$ 415,762
Accounts receivable, net of allowance for doubtful accounts of $65,848 and $80,000, respectively	190,236	178,951
Other receivable	17,500	17,500
Inventory	422,520	377,303
Prepaid expenses and other current assets	78,439	91,702
Investment in World Wide Motion Pictures Corporation	-	80,000
Total current assets	1,045,975	1,161,218

Motion picture and television properties, net of accumulated amortization of $463 and $0, respectively	6,260,087	-
Property and equipment, net of accumulated depreciation of $33,484 and $10,118, respectively	143,685	109,615
Goodwill	54,996	-
Other assets	7,500	7,500
Total assets	$ 7,512,243	$ 1,278,333

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable and current portion of long-term debt	$ 233,340	$ 269,226
Accounts payable	322,066	330,178
Accrued expenses payable	310,659	324,362
Customer deposits and deferred revenue	54,268	25,019
Amounts received pursuant to contingent subscription offers	-	405,000
Total current liabilities	920,333	1,353,785

Long-term debt	43,754	46,390

Total liabilities	964,087	1,400,175

Stockholders' equity:
Preferred Stock, 1,000,000 shares authorized:
$0.01 par value, issued and outstanding 975,086 and 796,869 shares, respectively	9,751	7,969
$10.00 par value, issued and outstanding 23,000 and 0 shares, respectively	230,000	-
Common Stock, 100,000,000 shares authorized:
$0.001 par value, issued and outstanding 98,462,859 and 79,792,001 shares, respectively	98,463	79,792
Additional paid-in capital	6,562,885	(12,761)
Accumulated deficit	(352,943)	(196,842)

Total stockholders' equity (deficit)	6,548,156	(121,842)

Total liabilities and stockholders' equity	$ 7,512,243	$ 1,278,333

See notes to consolidated financial statements.

BUCKEYE VENTURES, INC. and SUBSIDIARIES (Unaudited)

CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended March 31,
	2006	2005
Net sales	$ 956,601	$ -
Cost of sales	631,055	-
Gross profit	325,546	-

Selling, general and administrative expenses	456,317	-
Loss from operations	(130,771)	-

Interest income	66	-
Interest expense	(25,396)	-

Loss before income taxes	(156,101)	-

Income taxes	-	-

Net loss	$ (156,101)	$ -

Net loss per share - basic and diluted	$ (.00)	$ -

Weighted average number of common shares outstanding - basic and diluted	86,015,620	-

See notes to consolidated financial statements.

BUCKEYE VENTURES, INC. and SUBSIDIARIES

STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$ (156,101)	$ -
Adjustments to reconcile net (loss) to net cash provided by (used in)
operating activities:
Shares issued to lender and charged to interest expense	12,000	-
Depreciation and amortization	7,668	-
Changes in operating assets and liabilities:
Accounts receivable, net	(11,285)	-
Inventory	(45,217)	-
Prepaid expenses and other current assets	31,263	-
Accounts payable	(12,763)	-
Accrued expenses payable	(13,703)	-
Customer deposits and deferred revenue	29,249	-
Net cash flows (used in) operating activities	(158,889)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,999)	-
Cash acquired in connection with reverse acquisition of World Wide Motion Pictures Corporation	98,382	-
Net cash flows provided by investing activities	91,383	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt	(62,476)	-
Proceeds from sales of common stock	51,500	-
Net cash flows (used in) financing activities	10,976	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(78,482)	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	415,762	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 337,280	$ -

Supplemental disclosures of cash flow information:
Interest paid	$ 1,396	$ -
Income taxes paid	$ -	$ -

See notes to consolidated financial statements.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements Three Months Ended March 31, 2006 (Unaudited)

1.   Interim Financial Statements

The unaudited financial statements as of March 31, 2006 and for the three months then ended have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2006, and the results of operations and cash flows for the three month period ended March 31, 2006. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2006 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2006. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with the audited financial statements and notes to financial statements included in the World Wide Motion Pictures Corporation Form 10-KSB/A (filed May 5, 2006) for the annual period ended December 31, 2005 and the Buckeye Ventures, Inc. Form 8-K/A (filed June 13, 2006).

2.   Description of Business

Buckeye Ventures, Inc. ("BEYV") was incorporated in Michigan under the name World Wide Motion Pictures Corporation ("WWMO") on December 9, 1980. Pursuant to a Share Exchange Agreement dated October 14, 2005 (which closed February 22, 2006 effective March 1, 2006), BEYV (then known as WWMO) acquired Buckeye Ventures, Inc. ("BVI") in a "reverse acquisition" transaction (see note 3) and accordingly the name was changed from WWMO to BEYV in April 2006.

BVI was incorporated in Nevada on June 24, 2005 for the purpose of acquiring and operating businesses in the heating, ventilation and air conditioning ("HVAC") and plumbing service industries. On September 22, 2005 (effective July 31, 2005), BVI acquired its first HVAC subsidiary (see note 4).

The Share Exchange Agreement provides for the transfer of the assets and operations of WWMO to a WWMO subsidiary, World Wide Entertainment, whose name was subsequently changed to World Wide Motion Pictures Corporation ("WWMPC"). WWMO and its media subsidiaries acquire, produce, finance, develop and distribute motion picture and television properties and render consulting services to the entertainment industry.

3.   Share Exchange Reverse Acquisition

On February 22, 2006, effective March 1, 2006, the Share Exchange Agreement between WWMO, BVI, and BVI's two stockholders closed. As a result of the exchange, BVI became a wholly owned subsidiary of WWMO and BVI's two stockholders increased their ownership of WWMO to 79,792,001 shares of common stock and 796,869 shares of preferred stock, representing 81% of WWMO's outstanding common stock and preferred stock after the exchange. Also, BVI's two stockholders were elected as directors and appointed as officers of WWMO. Accordingly, BVI has been considered the acquirer for accounting purposes and "reverse acquisition" accounting has been used in the accompanying consolidated financial statements.

The identifiable net assets of WWMO at March 1, 2006 (effective date of the Share Exchange) consisted of:

Cash and cash equivalents	$ 98,382
Other receivable	1,500
Motion picture and television properties	6,260,550
Equipment	34,276

Total assets	6,394,708

Notes payable	23,954
Accounts payable	4,651

Total liabilities	28,605

Identifiable net assets	$6,366,103

The $54,996 excess of the estimated fair value of the shares of WWMO common stock and preferred stock retained by stockholders other than BVI's two stockholders ($6,421,099) over the identifiable net assets of WWMO at March 1, 2006 ($6,366,103) has been reflected as goodwill.

The operating results of WWMPC have been included in the accompanying consolidated financial statements from March 1, 2006 (effective date of the Share Exchange). Had the acquisition occurred January 1, 2006, pro forma net sales, net loss, and diluted loss per share for the three months ended March 31, 2006 would be $956,836, $(206,641), and $(.00), respectively. The pro forma information is not necessarily indicative of the results that would have been reported had the acquisition actually occurred on January 1, 2006, nor is it intended to project results of operations for any future period.

4.   Acquisition of Heating & Air Conditioning Services, Inc.

On September 22, 2005, effective July 31, 2005, BVI acquired 100% of the outstanding stock of Heating & Air Conditioning Services, Inc. ("HACS") for $200,000 cash. HACS, a Delaware corporation incorporated on October 9, 2001, services and installs heating, cooling, and indoor air quality systems for primarily residential customers located in the Brockton, Massachusetts area.

The identifiable net assets of HACS at July 31, 2005 (effective date of the acquisition) consisted of:

Cash and cash equivalents	$ 73,827
Accounts receivable, net	213,012
Inventory	480,272
Prepaid expenses and other current assets	30,452
Property and equipment, net	41,030
Accounts payable	(324,046)
Accrued expenses payable	(108,539)
Customer deposits and deferred revenue	(50,446)

Identifiable net assets	$ 355,562

The negative goodwill of $155,562 (excess of the $355,562 identifiable net assets of HACS over its $200,000 purchase price) was recorded in July 2005 as a $41,030 reduction in property and equipment, net and a $114,532 extraordinary gain.

5.   Property and Equipment, Net

Property and equipment, net consisted of:

	March 31, 2006 (Unaudited)	December 31, 2005
Leasehold Improvements	$ 71,377	$ 65,838
Vehicles	52,654	52,654
Equipment	53,138	1,241
Total	177,169	119,733

Less accumulated depreciation	(33,484)	(10,118)

Property and equipment, net	$ 143,685	$ 109,615

6.   Motion Picture and Television Properties

Motion picture and television properties consist of 314 films and television programs produced or acquired by WWMPC of which 100 are represented in the financial statements. The majority of WWMPC's motion picture and television properties were acquired from third parties in exchange for WWMO Common Stock and WWMO Preferred Stock. The $ 6,260,087 carrying value of the properties at March 31, 2006 represents the $6,260,550 estimated fair value of the properties at March 1, 2006 (effective date of the Share Exchange) less $463 accumulated amortization from March 1, 2006. The estimated fair value at March 1, 2006 was determined by discounting the future cash flow of the respective properties based on management estimates of future net revenues. Actual future revenues from the properties may differ materially from such estimates as a result of many factors, including the amount of capital available to effectively exploit the properties.

7.   Notes Payable and Long-term Debt

Notes payable and long-term debt consisted of:

	March 31, 2006 (Unaudited)	December 31, 2005
BVI note payable to investor, interest at 24%, due $50,000 on May 16, 2006 and $150,000 on July 1, 2006, secured by certain HACS assets	$ 200,000	$ 200,000

HACS note payable to seller of HACS (repaid in 2006)	-	60,000

HACS note payable in monthly installments of principal and interest (at 9.55%) of $596 through November 7, 2010, secured by truck vehicle	26,842	27,970

HACS note payable in monthly installments of principal and interest (at 9.39%) of $579 through December 12, 2010, secured by truck vehicle	26,549	27,646

WWMPC payable to bank under revolving line of credit, interest at 8%, due in monthly installments of principal and interest, secured by personal guarantees of WWMPC officers	6,703	-

WWMPC payable to related party, interest at 0%, due on demand	17,000	-

Total	277,094	315,616

Less current portion	(233,340)	(269,226)

Long-term debt	$ 43,754	$ 46,390

8.   Accrued Expenses Payable

Accrued expenses payable consisted of:

	March 31, 2006 (Unaudited)	December 31, 2005
Accrued compensation due officers	$ 200,000	$ 200,000
Accrued other compensation	26,062	53,056
Accrued interest expense	25,582	13,282
Accrued state income tax	10,358	10,358
Other	48,657	47,666

Total	$ 310,659	$ 324,362

9.   Preferred Stock

From 1988 to 2003, WWMO issued different series of preferred stock, some $.01 par value and some $10.00 par value, to acquire motion picture and television properties and to compensate for services. The preferred stock ranks senior to the common stock in respect of dividends and liquidation rights. Shares of preferred stock are nonvoting and are not entitled to mandatory dividends. Some series of preferred stock are convertible into common stock; other series are not.

On February 22, 2006, effective March 1, 2006 and pursuant to the Share Exchange Agreement, WWMO issued 796,869 shares of preferred stock, $.01 par value, designated Series 06-W, to BVI's two stockholders.

At March 31, 2006, preferred stock consisted of:

Series	Number of Shares of Preferred Stock	Number of Shares of Common Stock Convertible Into
$.01 Par Value:
89-B	717	2,868
91-C	1,000	4,000
92-D+E	26,000	104,000
94-F	50,000	20,000
94-G	1,000	400
94-H+I	7,500	30,000
96-J	15,000	30,000
99-K	10,000	-
00-L	25,000	50,000
01-O	28,000	-
03-U	14,000	14,000
06-W	796,869	-
$.01 par value total	975,086	255,268
$10.00 Par Value:
88-A	20,000	4,000
01-P	2,000	-
03-V	1,000	-
$10.00 par value total	23,000	4,000
Total Preferred Stock	998,086	259,268

10.   Common Stock

At December 31, 2005, WWMO had 29,170,152 shares of common stock issued and outstanding. In January 2006 and February 2006, prior to closing of the Share Exchange Agreement on February 22, 2006 (effective March 1, 2006), WWMO authorized the issuance of 277,859 shares of common stock to nine individuals for cash considerations and services rendered and authorized the cancellation of 1,500,000 shares of common stock issued in year 2004 to an individual pursuant to a transaction that was rescinded. Also, the principal stockholder and an officer and director of WWMO returned 7,677,153 shares of common stock to the treasury to accommodate the Share Exchange Agreement. Accordingly, prior to closing of the Share Exchange Agreement on February 22, 2006 (effective March 1, 2006), WWMO had 20,270,858 shares of common stock issued and outstanding (including 1,600,000 shares purchased by BVI in October 2005 in the name of BVI's two stockholders).

On February 22, 2006 (effective March 1, 2006), the Share Exchange Agreement closed and WWMO authorized the issuance of an additional 78,192,001 shares of common stock to BVI's two shareholders. Accordingly, after closing of the Share Exchange Agreement and also at March 31, 2006, BEYV had 98,462,859 shares of common stock issued and outstanding.

On February 22, 2006, as a result of the closing of the Share Exchange Agreement, the two BVI stockholders authorized the delivery of a total of 6,142,742 shares of WWMO common stock (provided by the two former BVI stockholders) to nine investors who paid BVI a total of $455,000 ($405,000 in year 2005, $50,000 on February 16, 2006) for WWMO shares of common stock in the event that the Share Exchange Agreement closed. BVI recorded this transaction as a $455,000 reduction in amounts received pursuant to contingent subscription offers liability, a $80,000 reduction in investment in WWMO, and a $375,000 increase in its additional paid-in capital.

11.   Income Taxes

BEYV expects to file a consolidated income tax return with its subsidiaries for federal reporting purposes. BEYV, BVI, HACS, WWMPC and its subsidiaries expect to file separate income tax returns for state reporting purposes.

For the three months ended March 31, 2006, income taxes consisted of:

Current:
Federal	$ -
State	-

Total	-

Deferred:
Federal	(48,032)
State	(14,830)
Valuation allowance	62,862

Total	-

Total income taxes	$ -

A reconciliation of the expected income tax expense (benefit) to reported income taxes follows:

Federal income tax at 34%	$ (53,074)
State income tax, net	(9,788)
Change in valuation allowance	62,862

Total	$ -

Management has not determined it to be more likely than not that any portion of the deferred tax asset attributable to the future utilization of the net operating loss carryforwards as of March 31, 2006 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at March 31, 2006. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards are available in varying amounts through year 2026 to offset future taxable income.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income will be limited.

12.   Commitments and Contingencies

Operating leases:

HACS leases its office space (approximately 12,000 square feet) under a noncancelable lease agreement executed January 26, 2005 with a lessor partially owned by the General Manager of HACS. The lease provides for monthly rental payments of $7,500 through January 2010.

WWMPC leases its office space under a one year lease expiring December 2006 at rentals of $776 per month.

HACS leases truck vehicles under month to month lease agreements.

For the three months ended March 31, 2006, rent expense under operating leases consisted of:

HACS office space	$ 22,500
WWMPC office space	842
HACS truck vehicles	11,202

Total	$ 34,544

At March 31, 2006, the aggregate future minimum lease payments under noncancelable operating lease agreements were as follows:

Year Ended December 31,
2006	$74,484
2007	90,000
2008	90,000
2009	90,000
2010	7,500

Total	$ 351,984

Employment Agreements:

On September 22, 2005, BVI executed an employment agreement with the General Manager of HACS. The agreement expires December 2007 and provides for HACS payment of an annual salary of $125,000, plus additional compensation based on certain specified performance criteria.

On February 10, 2006, BVI executed employment agreements with its two stockholders to continue to serve as chief executive officer and treasurer, respectively. The initial term of both agreements was four years and both are automatically renewable for successive one year periods unless cancelled by either BVI or the respective officer. Both agreements provide for annual salaries to be determined and to be reviewed by the Board of Directors not less frequently than annually.

On February 22, 2006 (effective March 1, 2006), BEYV executed an amended employment agreement with Paul Hancock to serve as Vice-Chairman of BEYV's Board of Directors and as chief executive officer of WWMPC. The amended agreement expires March 1, 2012 and provides for an annual salary of $90,000 in the year ended March 1, 2007, with at least $20,000 per year increases for each year thereafter.

Contingency:

The Share Exchange Agreement, as amended, also provides that in the event that BVI has not acquired a sufficient number of businesses to produce an aggregate annual gross revenue of $20,000,000 by September 1, 2007, the two former BVI stockholders shall cancel, without consideration, 7,979,200 shares of BEYV Common Stock and 79,686 shares of BEYV Preferred Stock owned by them.

13.   Segment Information

For the three months ended March 31, 2006, BEYV and its subsidiaries operated in two business segments: the HVAC business segment (operated by the subsidiary HACS) and the media business segment (operated by the subsidiary WWMPC).

Segment information follows:
	Three Months Ended March 31,
	2006	2005
Net Sales:
HVAC	$ 956,551	$ -
Media	50	-
Total	$ 956,601	$ -

Income (loss) from operations:
HVAC	$ (61,194)	$ -
Media	(3,358)	-
Corporate	(66,219)	-
Total	$ (130,771)	$ -

Interest income:
HVAC	$ -	$ -
Media	66	-
Corporate	-	-
Total	$ 66	$ -

Interest expense:
HVAC	$ 1,300	$ -
Media	96	-
Corporate	24,000	-
Total	$ 25,396	$ -

Income (loss) before income taxes:
HVAC	$ (62,494)	$ -
Media	(3,388)	-
Corporate	(90,219)	-
Total	$ (156,101)	$ -

Total assets:
HVAC	$ 908,172	$ -
Media	6,447,019	-
Corporate	157,052	-
Total	$ 7,512,243	$ -

Capital expenditures:
HVAC	$ 6,999	$ -
Media	-	-
Corporate	-	-
Total	$ 6,999	$ -

Depreciation and amortization:
HVAC	$ 6,785	$ -
Media	883	-
Corporate	-	-
Total	$ 7,668	$ -

All sales were made to customers in the United States.

No single customer accounted for more than 10% of net sales.

14.   Subsequent Events

In April and May 2006, BEYV sold 1,980,000 restricted shares of BEYV Common Stock (provided by the two former BVI stockholders) to 11 accredited investors at a price of $.25 per share, or $495,000 total. The related subscription agreements provide that in the event the market value of the shares sold are less than the subscription amounts (based upon the average closing price of the shares during the 30 day period 12 months from the date of the subscribers' receipt of the shares), the stockholders will issue the respective subscriber an additional number of restricted shares so that the value of the subscriber's shares with the additional shares will equal the subscriber's subscription amount.

In June 2006, the Company issued 85,759 restricted shares of BEYV common stock for cash and services.

Item 2. Management's Discussion and Analysis or Plan of Operation

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes.

RESULTS OF OPERATIONS

First Quarter 2006

CONSOLIDATED OVERVIEW

Buckeye (the "Company") reported consolidated revenues of $956,601 in the first quarter of 2006. The Company expects revenue growth to be in the mid-single digit range in 2006. The Company believes that positive factors such as higher consumer confidence and increased home sales will help it overcome rising fuel costs. The Company continues to remain focused on acquisitions, top-line sales growth, and increased customer retention. The Company has incurred expense related to the Share Exchange/Reverse Acquisition, the development of its model and preparations for HVAC acquisitions.

SEGMENT REVIEW

HVAC Segment

Heating & Air Conditioning Services, Inc. ("Heating & Air"), the only subsidiary within the HVAC segment, provides direct HVAC installation and repair services. Revenues increased $233,492 overall to $956,551 in the first quarter of 2006, which was a 32.3% increase over its 2005 first quarter revenues. The segment reported an operating loss of $(61,194) in the first quarter of 2006 compared to an operating loss of $(59,046) in the first quarter of 2005. The Company's consolidated financial statements do not include Heating & Air's operations prior to July 31, 2005 (effective date of acquisition).

The growth in revenue reflected strong increases in HVAC service revenue. Progress has been made on specific initiatives to increase the average sales order prices.

Media Segment

World Wide Motion Pictures Corporation ("World Wide") and its two subsidiaries comprise the Media segment. World Wide consolidated net loss increased $33,417 from $20,511 in the first quarter of 2005 to $53,928 in 2006.  The increased loss was due primarily to $12,118 lower operating revenues and $21,304 higher operating costs and expenses. Operating revenues decreased $12,118 (98%) from $12,403 in 2005 to $285 in 2006.  The decrease was due primarily to the transition during the Share Exchange/Reverse Acquisition and substantially lower revenues from the distribution of the feature length films entitled “Amy,” “Ninth Street,” and “Shattered Illusions.”

Operating costs and expenses increased $21,304 (65%) from $32,917 in the first quarter 2005 to $54,221 in 2006.  The increase was due primarily to the $33,125 higher stock-based compensation in 2006.  In the first quarter 2005, no shares of common stock were issued for services. The Company's consolidated financial statements do not include World Wide's operations prior to March 1, 2006 (effective date of reverse acquisition).

The following table presents selected financial data for the periods indicated.

	Three Months Ended March 31, 2006
	HVAC Segment	Media Segment	Corporate	Consolidated

Revenues	$ 956,551	$ 50	$ -	$ 956,601
Loss from Operations	(61,194)	(3,358)	(66,219)	(130,771)
Cash and cash equivalents	116,830	98,080	122,370	337,280
Total assets	908,172	6,447,019	157,052	7,512,243
Total liabilities	509,169	29,308	425,610	964,087

HVAC SEGMENT

Heating & Air

Heating & Air has been in business for 22 years. Heating & Air provides heating, ventilation and air conditioning services to residential and commercial customers in the suburban Boston Area. Heating & Air is located at 300 Manley Street, West Bridgewater, MA, 02379. Heating & Air's business is seasonal in nature, with the greatest activity occurring in May through August during the peak air conditioning season.

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

MEDIA SEGMENT

World Wide has been in business 29 years and derives its revenues from the licensing of its newly created film and television productions, the licensing of its inventory of previously produced films or television productions and fees received for professional services provided to the industry. The Company also receives revenue for the marketing and distribution of product produced or owned by third party producers and production companies. The generation of revenue in the motion picture and television industry is highly competitive which may have a material impact on the Company's financial statements.

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

GENERAL

HVAC SEGMENT

Buckeye Ventures, Inc. was incorporated on June 24th, 2005 for the purpose of acquiring and operating businesses in the Heating Ventilation and Air Conditioning (HVAC) and plumbing industries. Buckeye's objective is to create a nationally recognized brand for the consumer in that industry. Buckeye plans to acquire, integrate and grow residential service companies using established systems and procedures to be carried out by its experienced management team. Buckeye believes that these low risk, high margin businesses will benefit from best practices and synergies of multiple locations nationwide with the potential to realize significant appreciation.

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

Buckeye is in advanced negotiations to acquire companies with revenues totaling over $7 million. Additionally, Buckeye is at various levels of discussion to greatly increase its combined revenue by acquiring companies representing several million dollars of combined annual revenues and expects to, in the opinion of management, accumulate approximately $30 million in combined revenues by year end 2006 or in the first of quarter of 2007.

The Heating & Air company markets its services primarily through yellow pages advertisements, direct mail and internet sites. Additionally, Heating & Air engages in co-op marketing with Lennox International Inc. in the Boston market. Heating & Air is an independent Lennox dealer ranked with Lennox Industries as a Premier Dealer and Circle of Excellence Award Winner putting it in the top one percent of all residential Lennox dealers in North America. More than ninety percent of Heating & Air's business is focused on the residential retail market (existing home owner). Heating & Air provides both service and installation of heating, cooling, and indoor air quality systems specializing in the add-on and replacement markets. James Papasodero, the general manager and original founder, has been running the company since it began in 1983 and was incorporated in 1984. As of March 31, 2006, Heating & Air operates 18 vehicles, has inventory of $422,520, and has a customer list of 17,000 names.

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

Heating & Air's operating segment is subject to various federal, state and local laws and regulations, compliance with which increases Heating & Air's operating costs, limits or restricts the services provided by Heating & Air's operating segments or the methods by which Heating & Air's operating segments sell those services or conduct their respective businesses, or subjects Heating & Air and its operating segments to the possibility of regulatory actions or proceedings.

Heating & Air is also regulated under many federal and state environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, the Superfund Amendments and Reauthorization Act of 1986, the Resource Conservation and Recovery Act of 1976, the Emergency Planning and Community Right-to-Know Act of 1986 and the Clean Water Act of 1977. Buckeye cannot predict the effect on its operations of possible future environmental legislation or regulations. During 2005, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated in 2006.

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

Management of World Wide believes that in recent years there has been an increase in competition in virtually all facets of World Wide's business. Specifically, the motion picture business competes with large conglomerates in the industry, television and other forms of leisure-time entertainment. The major producers and distributors have established long term relationships with exhibitors around the world. For example, the new megaplex trend is a major competitive factor. Since 1995, there are over 800 less 1-3 screen theatres in the United States and Canada. On the other hand, the number of screens per theatre complex averages around 8 screens each. Theatre revenues were over $16 billion in 2005, a growth rate of only 5% over 2004, and a large part of which is attributed to higher per ticket price. On the positive side, DVD rentals were over $135 million for 2004, which is more than 17% from 2003. Homes with cable television now number over 40 million in the United States.

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

World Wide currently holds the distribution rights to 314 motion picture and television titles. The competition for revenue and revenue acquisition relative to existing or pending exploitation agreements of World Wide's film and television product library and current and future production and distribution of projects is volatile due to the many technological and innovative changes in the industry and also changes regularly occurring in the international economy. Currently, governmental involvement and international concerns, such as the pirating of intellectual property, will affect the company's business prospects.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2006, the Company experienced a net loss of $ (156,101). At March 31, 2006, the Company had $337,280 in cash and no cash equivalents. The HVAC, Media and Corporate segments incurred expense due to the share exchange/reverse acquisition.

The Company anticipates that its existing capital resources may be adequate to satisfy its capital requirements for the foreseeable future. However, to accomplish its planned future activities, it will need to acquire additional funds through public or private financings in the form of debt or equity.

In accordance with the Securities and Exchange Commission "Regulation D", and subject to Rule 144 restrictions, the Company issued 32,859 shares of its common stock and no shares of its preferred stock for cash and 70,514,848 shares of its common stock and 796,869 shares of its preferred stock to facilitate the Share Exchange/ Reverse Acquisition in the first quarter ended March 31, 2006.

The Company's principal liquidity at March 31, 2006 included cash of $337,280 and $190,236 net accounts receivable. The Company's liquidity position remains sufficient enough to support on-going general administrative expense, strategic positioning, and the garnering of contracts and relationships.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS AND
MANAGEMENT'S STATEMENT REGARDING INTERIM PERIOD ADJUSTMENTS

The statements which are not historical facts contained in this Form 10-QSB are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The words "anticipate", "believes", "expect", "intend", "may" or similar expressions used in this Form 10-QSB as they relate to the Company or its Management are generally intended to identify such forward looking statements. These risks and uncertainties contained in this Form 10-QSB include but are not limited to, product demand and market acceptance risks, the effect of economic conditions generally and retail/wholesale in the heating, ventilation, air conditioning, plumbing, motion picture and television industry and marketing conditions specifically, the impact of competition, labor shortages, increase in wage rates, unexpected increases in general operating costs, technological difficulties, capacity and supply constraints or difficulties, the results of financing efforts, changes in consumer preferences and trends, the effect of the Company's accounting policies, weather conditions, acts of God, and other risks detailed in the Company's Securities and Exchange Commission filings. The Company's management has made all the adjustments relative to the fiscal year end statements and the interim period herein, which in the opinion of management are necessary in order to make the financial statements not misleading.

Item 3. Controls and Procedures

The Company's Chairman and Chief Executive Officer, Alan J. Mintz, the Audit Committee, and the Company's Secretary Larry Weinstein, have evaluated the Company's disclosure controls and procedures as of the end of the period covered by this report.

The Company's disclosure controls and procedures include a roll-up of financial and non-financial reporting that is consolidated in the offices of the Chief Executive Officer and the Audit Committee. The reporting process is designed to ensure that information required to be disclosed by the Company in the reports that it files with or submits to the Securities and Exchange Commission is recorded, processed, summarized and reported under the direction of its Internal Auditor and Compliance Officer within the time periods specified in the Securities and Exchange Commission's rules and forms. Messrs. Mintz, Weinstein and the Audit Committee have concluded that both the design and operation of the Company's disclosure controls and procedures are effective.

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

Item 6. Exhibits and Reports on Form 8-K

On March 6, 2006 the Company filed Form 8-K, relative to Item 304 of Regulation S-B (Change of Control, Acquisition or Disposition of Assets) which is with any subsequent amendments hereby incorporated by reference.

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

BUCKEYE VENTURES INC.

August 2, 2006	/s/ Alan Mintz Alan Mintz Chairman of the Board/Chief Executive Officer

August 2, 2006	/s/ Paul D. Hancock Paul D. Hancock Vice Chairman of the Board/Chairman of Finance Committee