Form 10QSB
period 2006-06-30
BUCKEYE VENTURES, INC.
filed 2006-08-21
CIK 1005502

U.S. SECURITIES AND EXCHANGE COMMISSION Washington D.C. 20549 FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED June 30, 2006

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
WORLD WIDE MOTION PICTURES CORPORATION 2120 Main St. Suite 180, Huntington Beach, CA 92648 (Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

          Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practical date: 98,548,618 shares of Common Stock (par value $.001 per share) outstanding on August 18, 2006.

                                                      Part I. Financial Information

Item 1. Financial Statements

BUCKEYE VENTURES, INC. and SUBSIDIARIES Index to Financial Statements
Page
Financial Statements:
Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005	F-2
Consolidated Statement of Operations for the three and six months ended June 30, 2006	F-3
Consolidated Statement of Cash Flows for the six months ended June 30, 2006	F-4
Notes to Consolidated Financial Statements	F-5

BUCKEYE VENTURES, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2006 (Unaudited)	December 31, 2005

ASSETS
Current Assets:
Cash and cash equivalents	$ 626,732	$ 415,762
Accounts receivable, net of allowance for doubtful accounts of $22,915 and $80,000, respectively	128,784	178,951
Other receivable	17,500	17,500
Inventory	520,833	377,303
Prepaid expenses and other current assets	69,854	91,702
Investment in World Wide Motion Pictures Corporation	-	80,000
Total current assets	1,363,703	1,161,218

Motion picture and television properties, net of accumulated amortization of $1,851 and $0, respectively	6,258,699	-
Property and equipment, net of accumulated depreciation of $39,224 and $10,118, respectively	143,180	109,615
Goodwill	54,996	-
Other assets	28,667	7,500
Total assets	$ 7,849,245	$ 1,278,333

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable and current portion of long-term debt	$ 182,567	$ 269,226
Accounts payable	338,777	330,178
Accrued expenses payable	406,159	324,362
Customer deposits and deferred revenue	51,109	25,019
Amounts received pursuant to contingent subscription offers	-	405,000
Total current liabilities	978,612	1,353,785

Long-term debt	41,476	46,390

Total liabilities	1,020,088	1,400,175

Stockholders' equity:
Preferred Stock, 1,000,000 shares authorized:
$0.01 par value, issued and outstanding 975,086 and 796,869 shares, respectively	9,751	7,969
$10.00 par value, issued and outstanding 23,000 and 0 shares, respectively	230,000	-
Common Stock, 100,000,000 shares authorized:
$0.001 par value, issued and outstanding 98,548,618 and 79,792,001 shares, respectively	98,549	79,792
Additional paid-in capital	7,061,753	(12,761)
Accumulated deficit	(570,896)	(196,842)

Total stockholders' equity (deficit)	6,829,157	(121,842)

Total liabilities and stockholders' equity	$ 7,849,245	$ 1,278,333

See notes to consolidated financial statements.

BUCKEYE VENTURES, INC. and SUBSIDIARIES (Unaudited)

CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$ 1,515,747	$ -	$ 2,472,348	$ -
Cost of sales	1,021,331	-	1,652,386	-
Gross profit	494,416	-	819,962	-

Selling, general and administrative expenses	701,448	-	1,157,765	-
Loss from operations	(207,032)	-	(337,803)	-

Interest income	1,056	-	1,122	-
Interest expense	(11,977)	-	(37,373)	-

Loss before income taxes	(217,953)	-	(374,054)	-

Income taxes	-	-	-	-

Net loss	$ (217,953)	$ -	$ (374,054)	$ -

Net loss per share - basic and diluted	$ (.00)	$ -	$ (.00)	$ -

Weighted average number of common shares outstanding - basic and diluted	98,476,995	-	92,246,308	-

See notes to consolidated financial statements.

BUCKEYE VENTURES, INC. and SUBSIDIARIES

STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$ (374,054)	$ -
Adjustments to reconcile net (loss) to net cash provided by (used in)
operating activities:
Shares issued to lender and charged to interest expense	12,000	-
Stock based compensation	7,754	-
Depreciation and amortization	14,796	-
Changes in operating assets and liabilities:
Accounts receivable, net	50,167	-
Inventory	(143,530)	-
Prepaid expenses and other current assets	39,848	-
Accounts payable	3,948	-
Accrued expenses payable	81,797	-
Customer deposits and deferred revenue	26,090	-
Net cash flows provided by (used in) operating activities	(281,184)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12,234)	-
Cash acquired in connection with reverse acquisition of World Wide Motion Pictures Corporation	98,382	-
Increase in other assets	(21,167)	-
Net cash flows provided by (used in) investing activities	64,981	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt	(115,527)	-
Proceeds from sales of common stock	542,700	-
Net cash flows provided by (used in) financing activities	427,173	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	210,970	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	415,762	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 626,732	$ -

Supplemental disclosures of cash flow information:
Interest paid	$ 2,918	$ -
Income taxes paid	$ -	$ -

See notes to consolidated financial statements.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements Three Months Ended June 30, 2006 (Unaudited)

1.   Interim Financial Statements

The unaudited financial statements as of June 30, 2006 and for the three months and six months then ended have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2006, and the results of operations and cash flows for the three and six month period ended June 30, 2006. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended June 30, 2006 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2006. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.

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

The Share Exchange Agreement provided for the transfer of the assets and operations of WWMO to a WWMO subsidiary, World Wide Entertainment, whose name was subsequently changed to World Wide Motion Pictures Corporation ("WWMPC"). WWMO and its media subsidiaries acquire, produce, finance, develop and distribute motion picture and television properties and render consulting services to the entertainment industry.

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

The operating results of WWMPC have been included in the accompanying consolidated financial statements from March 1, 2006 (effective date of the Share Exchange). Had the acquisition occurred January 1, 2006, pro forma net sales, net loss, and diluted loss per share for the six months ended June 30, 2006 would be $2,472,583, $(424,594), and $(.00), respectively. The pro forma information is not necessarily indicative of the results that would have been reported had the acquisition actually occurred on January 1, 2006, nor is it intended to project results of operations for any future period.

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

5.   Property and Equipment, Net

Property and equipment, net consisted of:

	June 30, 2006 (Unaudited)	December 31, 2005
Leasehold Improvements	$ 72,219	$ 65,838
Vehicles	55,414	52,654
Equipment	54,771	1,241
Total	182,404	119,733

Less accumulated depreciation	(39,224)	(10,118)

Property and equipment, net	$ 143,180	$ 109,615

6.   Motion Picture and Television Properties

Motion picture and television properties consist of 314 films and television programs produced or acquired by WWMPC of which 100 are represented in the financial statements. The majority of WWMPC's motion picture and television properties were acquired from third parties in exchange for WWMO Common Stock and WWMO Preferred Stock. The $ 6,258,699 carrying value of the properties at June 30, 2006 represents the $6,260,550 estimated fair value of the properties at March 1, 2006 (effective date of the Share Exchange) less $1,851 accumulated amortization from March 1, 2006. The estimated fair value at March 1, 2006 was determined by discounting the future cash flow of the respective properties based on management estimates of future net revenues. Actual future revenues from the properties may differ materially from such estimates as a result of many factors, including the amount of capital available to effectively exploit the properties.

7.   Notes Payable and Long-term Debt

Notes payable and long-term debt consisted of:

	June 30, 2006 (Unaudited)	December 31, 2005
BVI note payable to investor, interest at 24%, due $50,000 on May 16, 2006 and $150,000 on July 1, 2006, secured by certain HACS assets	$ 150,000	$ 200,000

HACS note payable to seller of HACS (repaid in 2006)	-	60,000

HACS note payable in monthly installments of principal and interest (at 9.55%) of $596 through November 7, 2010, secured by truck vehicle	25,686	27,970

HACS note payable in monthly installments of principal and interest (at 9.39%) of $579 through December 12, 2010, secured by truck vehicle	25,427	27,646

WWMPC payable to bank under revolving line of credit, interest at 8%, due in monthly installments of principal and interest, secured by personal guarantees of WWMPC officers	5,930	-

WWMPC payable to related party, interest at 0%, due on demand	17,000	-

Total	224,043	315,616

Less current portion	(182,567)	(269,226)

Long-term debt	$ 41,476	$ 46,390

8.   Accrued Expenses Payable

Accrued expenses payable consisted of:

	June 30, 2006 (Unaudited)	December 31, 2005
Accrued compensation due officers	$ 200,000	$ 200,000
Accrued other compensation, payroll taxes and withholdings	81,364	109,045
Accrued interest expense	35,737	13,282
Accrued state income tax	10,358	10,358
Other	51,019	47,666

Total	$ 406,159	$ 324,362

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

At June 30, 2006, preferred stock consisted of:

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

10.   Common Stock

In April and May 2006, BEYV sold 1,940,000 restricted shares of BEYV Common Stock (provided by the two former BVI stockholders) to 10 accredited investors at a price of $.25 per share, or $485,000 total. The related subscription agreements provide that in the event the market value of the shares sold are less than the subscription amounts (based upon the average closing price of the shares during the 30 day period 12 months from the date of the subscribers' receipt of the shares), the stockholders will issue the respective subscriber an additional number of restricted shares so that the value of the subscriber's shares with the additional shares will equal the subscriber's subscription amount.

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

On February 22, 2006 (effective March 1, 2006), the Share Exchange Agreement closed and WWMO authorized the issuance of an additional 78,192,001 shares of common stock to BVI's two shareholders. Accordingly, after closing of the Share Exchange Agreement BEYV had 98,462,859 shares of common stock issued and outstanding.

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

Under agreements with two of the investors relating to the sale of 900,000 shares of WWMO common stock at a price of $.25 per share, or $225,000 total, in the event that the market value of the shares are less than the subscription amounts (based upon the average closing price of the shares during the 30 day period 12 months from the date of the subscribers' receipt of the shares), the two former BVI stockholders will issue the respective subscribers an additional number of restricted shares so that the value of the subscriber's shares with the additional shares will equal the subscriber's subscription amount. 11.   Income Taxes

BEYV expects to file a consolidated income tax return with its subsidiaries for federal reporting purposes. BEYV, BVI, HACS, WWMPC and its subsidiaries expect to file separate income tax returns for state reporting purposes.

For the six months ended June 30, 2006, income taxes consisted of:

Current:
Federal	$ -
State	-

Total	-

Deferred:
Federal	(115,096)
State	(35,535)
Valuation allowance	150,631

Total	-

Total income taxes	$ -

A reconciliation of the expected income tax expense (benefit) to reported income taxes follows:

Federal income tax at 34%	$ (127,178)
State income tax, net	(23,453)
Change in valuation allowance	150,631

Total	$ -

Management has not determined it to be more likely than not that any portion of the deferred tax asset attributable to the future utilization of the net operating loss carryforwards as of June 30, 2006 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at June 30, 2006. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards are available in varying amounts through year 2026 to offset future taxable income.

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

WWMPC leases its office space under a one year lease expiring December 2006 at rentals of $776 per month.

HACS leases truck vehicles under month to month lease agreements.

For the six months ended June 30, 2006, rent expense under operating leases consisted of:

HACS space	$ 45,000
WWMPC office space	3,369
HACS truck vehicles	23,409

Total	$ 71,778

At June 30, 2006, the aggregate future minimum lease payments under noncancelable operating lease agreements were as follows:

Year Ended December 31,
2006	$45,000
2007	90,000
2008	90,000
2009	90,000
2010	7,500

Total	$ 322,500

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

13.   Segment Information

For the three and six months ended June 30, 2006, BEYV and its subsidiaries operated in two business segments: the HVAC business segment (operated by the subsidiary HACS) and the media business segment (operated by the subsidiary WWMPC).

Segment information follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net Sales:
HVAC	$ 1,515,144	$ -	$ 2,471,695	$ -
Media	603	-	653	-
Total	$ 1,515,747	$ -	$ 2,472,348	$ -

Income (loss) from operations:
HVAC	$ 82,188	$ -	$ 20,994	$ -
Media	(16,344)	-	(19,702)	-
Corporate	(272,876)	-	(339,095)	-
Total	$ (207,032)	$ -	$ (337,803)	$ -

Interest income:
HVAC	$ -	$ -	$ -	$ -
Media	185	-	251	-
Corporate	871	-	871	-
Total	$ 1,056	$ -	$ 1,122	$ -

Interest expense:
HVAC	$ 1,260	$ -	$ 2,560	$ -
Media	262	-	358	-
Corporate	10,455	-	34,455	-
Total	$ 11,977	$ -	$ 37,373	$ -

Income (loss) before income taxes:
HVAC	$ 80,928	$ -	$ 18,434	$ -
Media	(16,421)	-	(19,809)	-
Corporate	(282,460)	-	(372,679)	-
Total	$ (217,953)	$ -	$ (374,054)	$ -

Total assets:
HVAC	$ 1,021,368	$ -	$ 1,021,368	$ -
Media	6,438,961	-	6,438,961	-
Corporate	388,916	-	388,916	-
Total	$ 7,849,245	$ -	$ 7,849,245	$ -

Capital expenditures:
HVAC	$ 3,602	$ -	$ 10,601	$ -
Media	-	-	-	-
Corporate	1,633	-	1,633	-
Total	$ 5,235	$ -	$ 12,234	$ -

Depreciation and amortization:
HVAC	$ 4,479	$ -	$ 11,264	$ -
Media	2,649	-	3,532	-
Corporate	-	-	-	-
Total	$ 7,128	$ -	$ 14,796	$ -

All sales were made to customers in the United States.

No single customer accounted for more than 10% of net sales.

Item 2. Management's Discussion and Analysis or Plan of Operation

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes.

RESULTS OF OPERATIONS

Second Quarter 2006

CONSOLIDATED OVERVIEW

Buckeye (the "Company") reported consolidated revenues of $1,515,747 in the second quarter of 2006 and $2,472,348 for the six months ended June 30, 2006. The Company expects revenue growth to be in the mid-single digit range in 2006. The Company believes that positive factors such as higher consumer confidence and increased home sales will help it overcome rising fuel costs. The Company continues to remain focused on acquisitions, top-line sales growth, and increased customer retention. The Company has incurred expense related to the Share Exchange/Reverse Acquisition, the development of its model and preparations for HVAC acquisitions.

SEGMENT REVIEW

HVAC Segment

Heating & Air Conditioning Services, Inc. ("Heating & Air"), the only subsidiary within the HVAC segment, provides direct HVAC installation and repair services. Revenues increased $1,335,273 overall to $1,515,144 in the second quarter of 2006, which was a 742% increase over its 2005 second quarter revenues. For the six months ended June 30, 2005 and 2006 revenues increased from $330,207 to $2,471,695. The segment reported operating income of $77,861 in the second quarter of 2006 compared to operating income of $27,664 in the second quarter of 2005. For the six months ending June 30 2005 and 2006, the segment reported operating loss of $31,382 and income of $82,188. The Company's consolidated financial statements do not include Heating & Air's operations prior to July 31, 2005 (effective date of acquisition).

The growth in revenue reflected strong increases in HVAC service revenue. Progress has been made on specific initiatives to increase the average sales order prices.

Media Segment

World Wide Motion Pictures Corporation ("World Wide") and its two subsidiaries comprise the Media segment. World Wide consolidated operating loss increased $7,111 from $9,233 for the three months ended June 30 of 2005 to $16,344 in 2006. The increased loss was due primarily to $7,936 lower operating revenues and $2,875 higher operating costs and expenses. The loss for the six months ending June 30 increased from $29,747 in 2005 to $70,349 in 2006. This increase is attributable to $20,290 lower operating revenues and $24,179 higher operating costs. Operating revenues decreased $7,936 (93%) from $8,540 for three months ending June, 30 2005 to $603 in 2006. For the six months ending June 30, 2005 and 2006, operating revenues decreased $20,290 from $20,943 to $653 The decrease was due primarily to the transition during the Share Exchange/Reverse Acquisition and substantially lower revenues from the distribution of the feature length films entitled “Amy,” “Ninth Street,” and “Shattered Illusions.”

Operating costs and expenses increased $2,875 (16%) from $17,773 for the three months ended June 30, 2005 to $20,648 in 2006.  The increase was due primarily to the $7,754 higher stock-based compensation in 2006.  In the second quarter 2005, no shares of common stock were issued for services. For the six months ended June 30, 2005 and 2006, operating costs and expenses increased $24,179 from $50,690 to $74,869. The Company's consolidated financial statements do not include World Wide's operations prior to March 1, 2006 (effective date of reverse acquisition).

The following table presents selected financial data for the periods indicated.

	Three Months Ended June 30, 2006
	HVAC Segment	Media Segment	Corporate	Consolidated

Revenues	$ 1,515,143	$ 604	$ -	$ 1,515,747
Income (Loss) from Operations	82,188	(16,344)	(272,876)	(207,032)
Cash and cash equivalents	180,886	92,671	353,175	626,732
Total assets	1,021,368	6,438,961	388,916	7,849,245
Total liabilities	570,049	28,217	428,322	1,020,088

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

Currently, arrangements and contractual participation by World Wide in various feature film and television productions over the last 5 years include gross and net revenue participations in the following feature film and television productions responsible for worldwide revenue potential including all markets and all media wherein the particular production is distributed: THE OUTLAW TRAIL, 100 YEARS REVISITED (TV), CLASSIC CAR (TV), WHAT'S IN A COOKIE (feature), MALEVOLENCE (feature), THE SECOND COMING (feature), CITIZEN SOLDIER (feature), SHATTERED ILLUSIONS (feature), NINTH STREET (feature), ON THESE RUINS (TV), ANTARTICA (TV), THE GALAPAGOS ISLANDS (TV), EASTER ISLAND (TV), FLYING CHANGES (feature), WINNING COLORS (feature), SHADOW DANCER (feature), TRANCE (feature), and CORNDOG MAN (feature).

Since June, 2000, World Wide has entered into agreements for the development of electronic commerce marketing arrangements with internet companies for the purpose of providing a national and international e-commerce exploitation venue for various titles within the Company's completed film and television library.

In February, 2001, World Wide commenced theatrical marketing and distribution of the award winning feature film entitled "Amy" with Los Angeles and New York premieres of the film at major exhibitor chains, including AMC Century City theaters, Angelika, the MANN Westwood Cinema, the Loew's Cineplex, Beverly Center and throughout the Edwards theater circuit.

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

The Heating & Air company markets its services primarily through yellow pages advertisements, direct mail and internet sites. Additionally, Heating & Air engages in co-op marketing with Lennox International Inc. in the Boston market. Heating & Air is an independent Lennox dealer ranked with Lennox Industries as a Premier Dealer and Circle of Excellence Award Winner putting it in the top one percent of all residential Lennox dealers in North America. More than ninety percent of Heating & Air's business is focused on the residential retail market (existing home owner). Heating & Air provides both service and installation of heating, cooling, and indoor air quality systems specializing in the add-on and replacement markets. James Papasodero, the general manager and original founder, has been running the company since it began in 1983 and was incorporated in 1984. As of June 30, 2006, Heating & Air operates 18 vehicles, has inventory of $520,833, and has a customer list of 17,000 names.

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

MEDIA SEGMENT

In fiscal 2005 and the second quarter of 2006, World Wide continued its involvement in a variety of film and television projects relative to development, acquisition, packaging, production and marketing/distribution activities. World Wide's film and television productions may compete for sales with numerous independent and foreign productions as well as projects produced and distributed by a number of major domestic and foreign companies, many of which are units of conglomerate corporations with assets and resources substantially greater than World Wide's.

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

World Wide expects to continue to exploit a portion or portions of its completed film and television library to a wide variety of distribution outlets including network television, cable television, satellite broadcast, pay-per-view, and home video/DVD sales. Licensing to domestic and foreign television stations (syndication) is an important potential source of revenue for World Wide, although in recent years the prices obtainable for individual film and television product in domestic syndication have declined as pay television licensing has grown. The growth of pay television and home video technologies, i.e. DVD (Digital Versatile Disk) and HDTV (High Definition Television), has had an adverse effect on the fees obtainable from the licensing of film and television product to networks and local television stations, thereby potentially affecting World Wide's ability to generate substantive revenue from this particular venue, however increasing revenue potential in other areas. Conversely, the company may derive revenue from the marketing and sale, either directly or through licensees, of motion pictures and other filmed or videotaped product on videocassette or DVD for playback on a television set or monitor through the use of videocassette recorders ("VCRs"), DVD players and continued advancements of pay television (cable), satellite broadcast technologies, and Internet applications domestically and internationally.

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

LIQUIDITY AND CAPITAL RESOURCES

For the three months and six months ended June 30, 2006, the Company experienced a net loss of $ (217,953) and $(374,054). At June 30, 2006, the Company had $626,732 in cash and no cash equivalents. The HVAC, Media and Corporate segments incurred expense due to the share exchange/reverse acquisition.

The Company anticipates that its existing capital resources may be adequate to satisfy its capital requirements for the foreseeable future. However, to accomplish its planned future activities, it will need to acquire additional funds through public or private financings in the form of debt or equity.

In accordance with the Securities and Exchange Commission "Regulation D", and subject to Rule 144 restrictions, the Company issued 2,001,143 shares of its common stock and no shares of its preferred stock for cash and 64,616 shares of its common stock for services in the second quarter ended June 30, 2006.

The Company's principal liquidity at June 30, 2006 included cash of $626,732 and $128,784 net accounts receivable. The Company's liquidity position remains sufficient enough to support on-going general administrative expense, strategic positioning, and the garnering of contracts and relationships.

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

EXHIBIT INDEX

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

BUCKEYE VENTURES INC.

August 20, 2006	/s/ Alan Mintz Alan Mintz Chairman of the Board/Chief Executive Officer

August 20, 2006	/s/ Paul D. Hancock Paul D. Hancock Vice Chairman of the Board/Chairman of Finance Committee