Form 10QSB
period 2006-09-30
BUCKEYE VENTURES, INC.
filed 2006-11-20
CIK 1005502

U.S. SECURITIES AND EXCHANGE COMMISSION Washington D.C. 20549 FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED SEPTEMBER 30, 2006

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

NA (Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

          Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practical date: 98,548,618 shares of Common Stock (par value $.001 per share) outstanding on November 5, 2006.

Part I. Financial Information

Item 1. Financial Statements

PAGE	F-2	CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2006 (UNAUDITED) AND DECEMBER 31, 2005

PAGE	F-4	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

PAGE	F-5	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)

PAGE	F-6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

PAGE	F-8	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2006 (UNAUDITED)

 BUCKEYE VENTURES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of September 30, 2006 (Unaudited) and December 31, 2005

ASSETS
	September 30, 2006 (Unaudited)	December 31, 2005
CURRENT ASSETS
Cash	$354,301	$415,762
Accounts receivable, net of allowance for doubtful accounts of $39,014 and $80,000, respectively	498,623	178,951
Other receivables	28,254	17,500
Inventory	464,370	377,303
Prepaid expenses	263,742	91,702
Total current assets	1,609,292	1,081,218

Motion picture and television properties, Net of accumulated amortization of $3,239 and $0, respectively	6,257,311	-
Property and equipment, net	291,603	109,615
Goodwill	4,054,670	-
Intangible assets, net	83,661	-
Other assets, primarily deposits	76,456	7,500
Investment in subsidiary	-	80,000
Deferred tax asset	259,391	-
Total assets	$12,632,382	$1,278,333

BUCKEYE VENTURES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued) As of September 30, 2006 (Unaudited) and December 31, 2005

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30, 2006 (Unaudited)	December 31, 2005
CURRENT LIABILITIES:
Accounts payable	$720,231	$330,178
Accrued expenses	569,670	324,362
Current portion of notes payable	476,512	269,226
Customer deposits and deferred revenue	226,662	25,019
Stock subscription receipts	-	405,000
Total current liabilities	1,993,075	1,353,785

LONG-TERM LIABILITIES:
Notes payable, net of current portion	4,082,936	46,390
Notes payable, related parties, net of current portion	36,398	-
Total long-term liabilities	4,119,334	46,390

Total liabilities	6,112,409	1,400,175

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock, authorized 1,000,000 shares,
$.01 par value, 975,086 and 796,869 shares issued and outstanding, respectively
$10.00 par value, 23,000 and -0- shares issued and outstanding, respectively
	9,751 230,000	7,969 -
Common stock, authorized 100,000,000 shares, $.001 par value; 98,548,618 and 79,792,001 shares issued and outstanding, respectively	98,549	79,792
Additional paid-in capital	7,071,753	(12,761)
Accumulated deficit	(890,080)	(196,842)
Total stockholders' equity	6,519,973	(121,842)

Total liabilities and stockholders' equity	$12,632,382	$1,278,333

The accompanying notes are an integral part of these financial statements.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three and Nine months Ended September 30, 2006 and 2005 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Sales, net	$1,416,660	$289,529	$3,889,008	$289,529

Cost of sales	812,083	226,340	2,464,469	226,340

Gross profit	604,577	63,189	1,424,539	63,189

Selling, general and administrative expenses	916,988	94,403	2,074,753	94,403

Loss from operations	(312,411)	(31,214)	(650,214)	(31,214)

Other income (expense)
Interest income	2,452	-	3,574	-
Interest expense	(9,225)	-	(46,598)	-
Total other income (expense)	(6,773)	-	(43,024)	-
Loss before income taxes	(319,184)	(31,214)	(693,238)	(31,214)
Income taxes	-	-	-	-
Net loss	$(319,184)	$(31,214)	$(693,238)	$(31,214)

Loss per common share: Basic and diluted	$(.003)	$(.000)	$(0.007)	$(0.000)

Weighted average common shares outstanding:
Basic	98,548,618	79,792,001	94,347,078	79,792,001
Diluted	98,807,886	79,792,001	94,548,731	79,792,001

The accompanying notes are an integral part of these financial statements.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2006 (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Number	Amount	Number	Amount
Balance, January 1, 2006	796,869	$7,969	79,792,001	$79,792	$(12,761)	$(196,842)	$(121,842)

Share exchange reverse acquisition of World Wide Motion Pictures Corporation, effective March 1, 2006	201,217	231,782	18,670,858	18,671	6,575,646	-	6,826,099

Sale of common stock of related parties for cash	-	-	-	-	495,000	-	495,000

Common stock issued for cash	-	-	21,143	21	6,179	-	6,200

Common stock issued for services	-	-	64,616	65	7,689	-	7,754

Net loss	-	-	-	-	-	(693,238)	(693,238)

Balance, September 30, 2006	998,086	$239,751	98,548,618	$98,549	$7,071,753	$(890,080)	$6,519,973

The accompanying notes are an integral part of these financial statements.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Nine months Ended September 30, 2006 and September 30, 2005 (Unaudited)

	2006	2005
Cash flows from operating activities
Net loss for the period	$(693,238)	$(60,378)
Adjustments to reconcile net loss for the period to net cash provided by operating activities
Depreciation and amortization	38,911	8,497
Shares issued to lender and charged to interest expense	12,000	-
Stock-based compensation expense	7,754	16,262
Changes in operating assets and liabilities:		-
Inventory	(4,477)	-
Accounts receivable	(100,226)	-
Other receivables	(6,445)	-
Prepaid expenses and other current assets	(71,863)	-
Other assets	(13,849)	-
Accounts payable	(112,324)	2,230
Accrued expenses	151,693	-
Customer deposits and deferred revenue	188,444	-
Net cash used in operating activities	(603,620)	(33,389)

Cash flows from investing activities
Purchase of property and equipment	(104,944)	-
Cash acquired in connection with acquisition	181,326	-
Net cash used in investing activities	76,382	-

Cash flows from financing activities
Proceeds from notes payable and long-term debt	53,604	-
Repayment of notes payable and long-term debt	(140,527)	(4,060)
Proceeds from sale of common stock	552,700	-
Net cash provided by (used in) financing activities	465,777	(4,060)

Decrease in cash and cash equivalents during the period	(61,461)	(37,449)

Cash and cash equivalents, beginning of period	415,762	69,172

Cash and cash equivalents, end of period	$354,301	$31,723

	2006	2005
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$18,308	$673

Income taxes	$-	$-

Non-cash investing and financing activities:
Purchase of Energy King, Inc. for notes payable	$3,900,000	$-
Stock issued for services	7,754	16,262

The accompanying notes are an integral part of these financial statements.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2006 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

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

Principles of consolidation

The consolidated financial statements include the accounts and operations of Buckeye Ventures, Inc., and it’s wholly owned subsidiaries; Heating Air Conditioning Service, Inc., Energy King, Inc, and World Wide Motion Pictures Corporation, Inc. Inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and cash equivalents

For purposes of the consolidated financial statements, the Company considers all liquid instruments purchased with original maturities of three months or less to be cash equivalents.

Accounts receivable

The Company provides an allowance for uncollectible trade receivable balances for all specific account balances that are considered uncollectible. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. An appropriate allowance for doubtful accounts is included in accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited due to the nature of the Company’s receivables.

Inventory

Inventory is stated at the lower of cost or market using the first-in, first-out method.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Expenditures for additions, renewals, and improvements are capitalized. Costs of repairs and maintenance are expensed when incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term or the asset’s useful life. Assets are depreciated over the following estimated useful lives:

Computer and equipment	3 to 7 years
Furniture and fixtures	3 to 7 years
Vehicles	3 to 5 years
Leasehold Improvements	7 to 10 years

Intangible assets

Intangible assets with finite lives are amortized over their estimated useful lives, which are three years for software development costs and website development costs, generally three years for patents and formulas, and five years for good manufacturing practices. In addition to amortization, intangible assets are tested at least annually for impairment.

Impairment of long-lived assets

Property and equipment and other long-lived assets, including amortizable intangible assets, are evaluated for impairment whenever events or conditions indicate that the carrying value of an asset may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment. There were no impairment losses recorded in 2006 or 2005.

Revenue recognition and deferred revenue

The Company recognizes revenue when risk of loss and title to the product is transferred to the customer, which occurs at installation. Shipping and handling fees are included in sales. Payments received for uninstalled products are deferred until installation and are included in accounts payable.

Shipping and handling fees

Shipping and handling costs billed to customers are included in sales and the related costs are included in cost of goods sold.  Shipping and handling costs are charged to expense as incurred. Total shipping and handling costs of $3,370 were recorded for the nine months ended September 30, 2006.

Concentration of suppliers

The Company has a wide array of vendors to purchase products from. Interruption in the Company’s supply sources would not impact the Company’s ability to meet customer demand or adversely affect future operating results.

Earnings (loss) per share

Basic earnings (loss) per common share (EPS) are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. As of September 30, 2006 and 2005, the Company had notes payable with convertible opportunities after specified periods of time into shares of common stock, They are potentially dilutive common shares but are not included in the computation of loss per share because their exercise dates are over twelve months into the future.

Comprehensive income (loss)

The Company has no items of other comprehensive income (loss) for the nine months ended September 30, 2006 and 2005.

Income taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized and measured using enacted tax rates at the balance sheet date. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce net deferred taxes to amounts that are more likely than not to be realized.

Advertising

Advertising costs are charged to expense as incurred. Advertising costs are included in selling, general, and administrative expenses on the accompanying consolidated statements of operations and totaled $175,544 for the nine months ended September 30, 2006.

Fair value of financial instruments

The carrying value of the Company's cash and cash equivalents, accounts receivable, payables, cash overdrafts, accrued liabilities, and related party notes payable approximate fair values due to the short-term maturity of the instruments. The carrying value of long-term obligations approximates the fair value based on the effective interest rates compared to current market rates.

Interim Financial Statements

The interim consolidated financial statements presented have been prepared by the Company without audit, and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair presentation of statements of (a) the consolidated results of operations for the nine months ended September 30, 2006 and 2005, (b) the consolidated financial position at September 30, 2006 and (c) the consolidated cash flows for the nine months ended September 30, 2006 and 2005. Interim results are not necessarily indicative of the results for a full year. The consolidated balance sheet presented as of December 31, 2005 has been derived from the consolidated financial statements that have been audited by the Company's independent auditors. The interim consolidated financial statements should be read in conjunction with that report.

The unaudited financial statements as of September 30, 2006 and for the three months then ended have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. The interim consolidated financial statements presented have been prepared by the Company without audit, and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair presentation of statements of (a) the consolidated results of operations for the nine months ended September 30, 2006 and 2005, (b) the consolidated financial position at September 30, 2006 and (c) the consolidated cash flows for the nine months ended September 30, 2006 and 2005. Interim results are not necessarily indicative of the results for a full year. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine month period ended September 30, 2006 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2006. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.

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

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Application of critical accounting policies

Our financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies.

In September 2006, the FASB finalized SFAS No. 157, "Fair Value Measurements" which will become effective in 2008. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS No. 157 will be applied prospectively to fair value measurements and disclosures in the company's Consolidated Financial Statements beginning in the first quarter of 2008.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, codified as SAB Topic 1.N, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 describes the approach that should be used to quantify the materiality of a misstatement and provides guidance for correcting prior year errors. The company early adopted SAB No. 108 in the third quarter of 2006 and accordingly, follows SAB No. 108 requirements when quantifying financial statement misstatements. The adoption of SAB No. 108 did not result in corrections of the company's Consolidated Financial Statements.

In July 2006, the FASB released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The company will adopt this Interpretation in the first quarter of 2007. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to Retained earnings, Goodwill, or Accumulated Gains and (Losses) not Affecting Retained Earnings, as appropriate, as of the beginning of the period of adoption. The company has commenced the process of evaluating the expected effect of FIN 48 on its Consolidated Financial Statements and does not presently expect a material impact upon adoption. However, the company does expect to reclassify a portion of its unrecognized tax benefits from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date. Prior period amounts also will be reclassified to conform to this change in presentation.

SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (December for us) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition or sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. We allocate goodwill to reporting units based on the reporting unit expected to benefit from the combination. We evaluate our reporting units on an annual basis and if necessary, reassign goodwill using a relative fair value allocation approach.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs”. This Statement amends the guidance in ARB No. 43 Chapter 4 Inventory Pricing, to require items such as idle facility costs, excessive spoilage, double freight and rehandling costs to be expensed in the current period, regardless if they are abnormal amounts or not. This Statement became effective for us in the first quarter of 2006. The adoption of SFAS No. 151 is not expected to have a material impact on our financial condition, results of operations, or cash flows.

NOTE 2 - INVENTORY

Inventory consists of the following as of:

	September 30, 2006	December 31, 2005
Raw materials	$-	$-
Work in progress	-	-
Finished goods	464,370	377,303
	$464,370	$377,303

NOTE - 3  SHARE EXCHANGE REVERSE ACQUISITION

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

The identifiable net assets of WWMO at March 1, 2006 (effective date of the Share Exchange) consisted of:

Cash and cash equivalents	$98,382
Other receivable	1,500
Motion picture and television properties	6,260,550
Equipment	34,276
Total assets	6,394,708

Notes payable	23,954
Accounts payable	4,651
Total liabilities	28,605
Identifiable net assets	$6,366,103

The $54,996 excess of the estimated fair value of the shares of WWMO common stock and preferred stock retained by stockholders other than BVI's two stockholders ($6,421,099) over the identifiable net assets of WWMO at March 1, 2006 ($6,366,103) has been reflected as goodwill.

The operating results of WWMPC have been included in the accompanying consolidated financial statements from March 1, 2006 (effective date of the Share Exchange). Had the acquisition occurred January 1, 2006, pro forma net sales, net loss, and diluted loss per share for the nine months ended September 30, 2006 would be $3,889,243, $(642,820), and $(.006), respectively. The pro forma information is not necessarily indicative of the results that would have been reported had the acquisition actually occurred on January 1, 2006, nor is it intended to project results of operations for any future period.

NOTE - 4  ACQUISITIONS

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

The identifiable net assets of HACS at July 31, 2005 (effective date of the acquisition) consisted of:

Cash and cash equivalents	$73,827
Accounts receivable, net	213,012
Inventory	480,272
Prepaid expenses and other current assets	30,452
Property and equipment, net	41,030
Accounts payable	(324,046)
Accrued expenses payable	(108,539)
Customer deposits and deferred revenue	(50,446)

Identifiable net assets	$355,562

The negative goodwill of $155,562 (excess of the $355,562 identifiable net assets of HACS over its $200,000 purchase price) was recorded in July 2005 as a $41,030 reduction in property and equipment, net and a $114,532 extraordinary gain.

ENERGY KING, INC.

On September 28, 2006, effective September 30, 2006, BVI acquired 100% of the outstanding stock of energy King, Inc. ("EKI") for $4,255,624 in notes payable with no cash consideration. EKI, a California corporation incorporated on February 3, 1988 as I. T. E. S. Service Corp, and changed its name to Energy King in December 2005 services and installs heating, cooling, and indoor air quality systems for primarily residential customers located in the Sacramento, California area.

The identifiable net assets of EKI at September 30, 2006 (effective date of the acquisition) consisted of:

Cash and cash equivalents	$82,944
Accounts receivable, net	219,446
Other receivables	4,259
Inventory	82,590
Prepaid expenses and other current assets	82,177
Property and equipment, net	78,490
Intangible assets, net	83,668
Other assets	55,107
Deferred tax asset	259,391
Accounts payable	(497,726)
Accrued expenses payable	(93,622)
Customer deposits and deferred revenue	(13,197)
Debt	(443,201)

Identifiable net assets	$(99,674)

The goodwill of $3,999,674 (excess of the $3,900,000 purchase price over the identifiable net assets of EKI) was recorded in September 2006.

Two notes payable were executed in effecting the acquisition of EKI. Following is a summary of the terms of each note.

Promissory Note payable to Varin Larson and Deanna Larson in the amount of $2,925,000 with interest payable at 5% commencing with acquisition. A $1,500,000 portion is convertible after November 15, 2006 and before the maturity date of September 30, 2008 or September 30, 2009 as provided for through extension. If the shares are converted prior to December 31, 2007, they carry a conversion rate of one share of stock for each $.25 in principal amount f the note. If converted on or after January 1, 2008, such conversion is at $.35. The interest on the conversion portion is accrued and payable at any time up to maturity date and may be pad in common stock at the Company’s election. The note may be paid by the Company in part or in full at anytime without penalty. The note holder is indemnified against any actions taken by the Company which would otherwise reduce the initial share value adjusted for any repayments up to that action.

Promissory Note payable to Alan Hardwick in the amount of $975,000 with interest payable at 5% commencing with acquisition. A $500,000 portion is convertible after November 15, 2006 and before the maturity date of September 30, 2008 or September 30, 2009 as provided for through extension. If the shares are converted prior to December 31, 2007, they carry a conversion rate of one share of stock for each $.25 in principal amount f the note. If converted on or after January 1, 2008, such conversion is it $.35. The interest on the conversion portion is accrued and payable at any time up to maturity date and may be pad in common stock at the Company’s election. The note may be paid by the Company in part or in full at anytime without penalty. The note holder is indemnified against any actions taken by the Company which would otherwise reduce the initial share value adjusted for any repayments up to that action.

The operating results of EKI have not been included in the accompanying consolidated financial statements subsequent to September 30, 2006 (effective date of the Acquisition). Had the acquisition occurred January 1, 2006, pro forma net sales, net loss, and diluted loss per share for the nine months ended September 30, 2006 would be $5,335,161, $(422,632), and $(.004), respectively. The pro forma information is not necessarily indicative of the results that would have been reported had the acquisition actually occurred on January 1, 2006, nor is it intended to project results of operations for any future period.

Considering the operating results of both WWMPC and EKI have not been included in the accompanying consolidated financial statements for the full nine months ended September 30, 2006 due to the related effective date of the Share Exchange and Acquisition, had the share exchange and acquisition actions occurred January 1, 2006, pro forma net sales, net loss, and diluted loss per share for the nine months ended September 30, 2006 would be $5,335,433, $(666,902), and $(.007), respectively. The pro forma information is not necessarily indicative of the results that would have been reported had the acquisition actually occurred on January 1, 2006, nor is it intended to project results of operations for any future period.

NOTE - 5 PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of:

	September 30, 2006	December 31, 2005
Computers & equipment	$144,023	$1,241
Vehicles	149,710	52,654
Leasehold improvements	113,687	65,838
Total	407,420	119,733
Accumulated depreciation and amortization	(115,817)	(10,118)
Property and equipment, net	$291,603	$109,615

Depreciation expense for the nine months ended September 30, 2006 and 2005 was $115,817 and $10,118, respectively. In 2006, $38,911 and $76,906 were booked in general and administrative and cost of sales categories respectively through the nine months ended September 30, 2006.

NOTE - 6 MOTION PICTURE AND TELEVISION PROPERTIES

Motion picture and television properties consist of films and television programs produced or acquired by WWMPC of which 100 are represented in the financial statements. The majority of WWMPC's motion picture and television properties were acquired from third parties in exchange for WWMO Common Stock and WWMO Preferred Stock. The $6,257,311 net book value of the properties at September 30, 2006 represents the $6,260,550 estimated fair value of the properties at March 1, 2006 (effective date of the Share Exchange) less $3,239 accumulated amortization from March 1, 2006. The estimated fair value at March 1, 2006 was determined by discounting the future cash flow of the respective properties based on management estimates of future net revenues. Actual future revenues from the properties may differ materially from such estimates as a result of many factors, including the amount of capital available to effectively exploit the properties.

NOTE - 7  NOTES PAYABLE AND LONG-TERM DEBT

Notes payable consist of:

	September 30, 2006 (Unaudited)	December 31, 2005
Buckeye Ventures, Inc., note payable to Pedersen Family Trust at 5% interest for 5 months, payable in monthly installments of principal and interest of $50,000, through February, 2007.	$255,215	$-
Buckeye Ventures, Inc. note payable to investor at 24% interest with principal and accrued interest due by December 31, 2007, secured by certain corporate assets.	125,000	200,000
Buckeye Ventures, Inc. note payable through acquisition to investor at 5.00% interest with interest payments beginning October 1, 2006 with all principal and accrued interest due by September 30, 2009, secured by certain corporate assets.	2,925,000	-
Buckeye Ventures, Inc. note payable through acquisition to investor at 5.00% interest with interest payments beginning October 1, 2006 with all principal and accrued interest due by September 30, 2009, secured by certain corporate assets.	975,000	-
HACS note payable to seller of HACS (repaid in 2006).	-	60,000
HACS note payable at 9.55% interest with principal and interest payments of $596 through November 7, 2010, secured by truck vehicle.	24,502	27,970
HACS note payable at 9.39% interest in monthly installments of principal of $579 through December 12, 2010, secured by truck vehicle.	24,277	27,646
HACS note payable at 10.95% interest in monthly installments of principal and interest of $349 through July 4, 2011, secured by truck vehicle.	15,593	-
HACS note payable at 9.49% interest in monthly installments of principal and interest of $472 through August 9, 2011, secured by truck vehicle.	22,091	-
HACS note payable at 9.49% interest in monthly installments of principal and interest of $404 through August 29, 2011, secured by truck vehicle.	18,941	-
EKI note payable to related party at 5.00% interest for 24 months, beginning Oct 1, 2006, with a balloon payment of $ 36,398.29 principle + 3,819.70 interest (24 months interest), payable in monthly installments of principal and interest of $0.	36,398	-
EKI note payable to Tri-County Bank at 9.05% interest for 55 months payable in monthly installments of principal and interest of $831.25 through January 19, 2011, secured by truck vehicle.	35,354	-
EKI note payable to River City Bank at 4.87% interest for 60 months payable in monthly installments of principal and interest of $350.32 through November 2010, secured by truck vehicle.	15,823	-
EKI note payable to the California Department of Toxic Substances Control in settlement of legal action.	25,123	-
EKI note payable to the California Air Resources Board in settlement of legal action.	19,296	-
EKI note payable to the Sacramento County District Attorney’s Office in settlement of legal action.	55,990
WWMPC payable to bank under revolving line of credit, interest at 8%, due in monthly installments of principal and interest, secured by personal guarantees of WWMPC officers.	5,243	-
WWMPC note payable to related party, interest at 0% interest, due on demand.	17,000	-
Total	4,595,846	315,616
Less current portion	(476,512)	(269,226)
Long-term debt	$4,119,334	$46,390

Other long-term debt consists of an EKI $100,409 settlement and final judgment amount with the Consumer and Environmental Protection Division of the Superior Court of California, county of Sacramento dated September 21, 2006. It consists of three amounts; $25,123, $19,296 and $55,990.

NOTE - 8 ACCRUED EXPENSES PAYABLE

Accrued expenses payable consisted of:

	September 30, 2006 (Unaudited)	December 31, 2005
Compensation of officers	$200,000	$200,000
Other compensation, payroll taxes and withholdings	93,004	53,056
Interest	41,572	13,282
State income tax	11,897	10,358
Warranty reserve	66,583	36,583
Other	156,614	11,083
Total	$569,670	$324,362

NOTE - 9 PREFERRED STOCK

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

At September 30, 2006, preferred stock consisted of:

Series	Number of Shares of Preferred Stock	Number of Shares of Common Stock Convertible Into
$.01 Par Value:
89-B	717	2,868
91-C	1,000	4,000
92-D+E	26,000	104,000
94-F	50,000	20,000
94-G	1,000	400
94-H+I	7,500	30,000
96-J	15,000	30,000
99-K	10,000	-
00-L	25,000	50,000
01-O	28,000	-
03-U	14,000	14,000
06-W	796,869	-

$.01 par value total	998,086	255,268

$10.00 Par Value:
88-A	20,000	4,000
01-P	2,000	-
03-V	1,000	-

$10.00 par value total	23,000	4,000

Total Preferred Stock	998,086	259,268

NOTE - 10 COMMON STOCK

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

NOTE - 11 INCOME TAXES

BEYV expects to file a consolidated income tax return with its subsidiaries for federal reporting purposes. BEYV, BVI, HACS, WWMPC and its subsidiaries expect to file separate income tax returns for state reporting purposes.

For the nine months ended September 30, 2006, income taxes consisted of:

Current:
Federal	$-
State	-

Total	-

Deferred:
Federal	(240,226)
State	(19,164)
Valuation allowance	259,390

Total	-

Total income taxes	$-

A reconciliation of the expected income tax expense (benefit) to reported income taxes follows:

Federal income tax at 34%	$(152,533)
State income tax, net	(45,676)
Change in valuation allowance	259,390

Total	$-

Management has not determined it to be more likely than not that any portion of the deferred tax asset attributable to the future utilization of the net operating loss carryforwards as of September 30, 2006 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at September 30, 2006. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards are available in varying amounts through year 2026 to offset future taxable income.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income will be limited.

NOTE - 12 COMMITMENTS AND CONTINGENCIES

Operating leases:

Buckeye Ventures, Inc. leases its office space (approximately 400 square feet) under a noncancelable lease agreement executed June 12, 2006. The lease provides for monthly rental payments of $800 through December 31, 2007.

HACS leases its office space (approximately 12,000 square feet) under a noncancelable lease agreement executed January 26, 2005 with a lessor partially owned by the General Manager of HACS. The lease provides for monthly rental payments of $7,500 through January 2010.

WWMPC leases its office space under a one year lease expiring December 2006 at rentals of $776 per month.

HACS leases truck vehicles under month to month lease agreements.

For the nine months ended September 30, 2006, rent expense under operating leases consisted of:

Buckeye Ventures office space	$800
HACS office space	22,810
WWMPC office space	2,329
HACS truck vehicles	12,207

Total	$38,146

At June 30, 2006, the aggregate future minimum lease payments under noncancelable operating lease agreements were as follows:

Year Ended December 31,
2006	$52,056
2007	99,600
2008	90,000
2009	90,000
2010	7,500

Total	$339,156

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

On September 28, BEYV executed an employment agreement with Alan Hardwick to serve as President of Energy King, Inc. The agreement expires August 31, 2008 and provides for an annual salary of $165,000.

On September 28, BEYV executed an employment agreement with Varin Larson to serve as Vice President of President of Energy King, Inc. The agreement expires August 31, 2008 and provides for an annual salary of $165,000.

Contingency:

The Share Exchange Agreement, as amended, also provides that in the event that BVI has not acquired a sufficient number of businesses to produce an aggregate annual gross revenue of $20,000,000 by September 1, 2007, the two former BVI stockholders shall cancel, without consideration, 7,979,200 shares of BEYV Common Stock and 79,686 shares of BEYV Preferred Stock owned by them.

13.   Segment Information

For the nine months ended September 30, 2006, BEYV and its subsidiaries operated in two business segments: the HVAC business segment (operated by the subsidiary HACS) and the media business segment (operated by the subsidiary WWMPC).

Segment information follows:

	Nine Months Ended September 30,
	2006	2005
Net Sales:
HVAC	$3,888,355	$289,529
Media	653	-
Total	3,889,008	289,529

Income (loss) from operations:
HVAC	235,946	(12,479)
Media	(56,645)	-
Corporate	(492,380)	(18,735)
Total	(312,411)	(31,214)

Interest income:
HVAC	-	-
Media	428	-
Corporate	3,146	-
Total	3,574	-

Interest expense:
HVAC	4,357	-
Media	668	-
Corporate	41,573	-
Total	46,598	-

Income (loss) before income taxes:
HVAC	231,602	(12,479)
Media	(53,216)	-
Corporate	(497,570)	(18,735)
Total	(319,184)	(31,214)

Total assets:
HVAC	2,396,827	771,968
Media	6,379,008	-
Corporate	3,856,547	6,264
Total	12,632,382	778,232

Capital expenditures:
HVAC	128,429	-
Media	-	-
Corporate	1,633	-
Total	130,062	-

Depreciation and amortization:
HVAC	32,549	1,294
Media	6,181	-
Corporate	181	-
Total	$38,911	$1,294

All sales were made to customers in the United States.

No single customer accounted for more than 10% of net sales.

14.   Subsequent Events

Item 2. Management's Discussion and Analysis or Plan of Operation

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes.

RESULTS OF OPERATIONS

Third Quarter 2006

CONSOLIDATED OVERVIEW

Buckeye (the "Company") reported consolidated revenues of $3,889,008 in the third quarter of 2006. The Company expects revenue growth to be in the mid-single digit range in 2006. The heating ventilation and air conditioning (HVAC) industry has cyclical components. HVAC operations traditionally have seen higher sales beginning in the mid-winter months into late January. Sales pick up even stronger in the late Spring through Summer. The Company believes that positive factors such a greater consumer awareness of energy conservation through better HVAC equipment utilization as well as higher consumer confidence and increased home sales will help it overcome rising fuel costs. The Company continues to remain focused on acquisitions, top-line sales growth, and increased customer retention. The Company has incurred expense related to the Share Exchange/Reverse Acquisition, the development of its HVAC model and preparations for HVAC acquisitions. The acquisition of EKI has provided the opportunity to use a well designed and marketable name, Energy King, as its brand. With the opportunity of combining locally acquired HVAC businesses in specific regions across the United States and including the logo and name Energy King, a nationally recognized brand name is possible.

SEGMENT REVIEW

HVAC Segment

Currently there are two subsidiaries within the HVAC segment providing direct HVAC installation and repair services; Heating & Air Conditioning Services, Inc. ("HACS") and Energy King, Inc. ("EKI"). While HACS was acquired on July 31, 2005, EKI was acquired on September 28, 2006. Consequently, two months of HACS and none of EKI operational data are included from 2005 with nine months of HACS and none of EKI 2006 operational data included as of September 30, 2006. Both HACS and EKI have concentrations of sales in the residential market.

The HVAC segment had net income from operations for the nine months ended September 30, 2006 of $235,946, or 6% of net sales compared to a loss of $(12,479) or (4.4)% of net sales in income from operations at the end of the two months ended September 30, 2005. We have implemented an integration plan with the HACS subsidiary which is providing positive operational results. The same plan will be tailored to EKI and future acquisitions to improve marketing, administration and sales efforts. The integration plan is comprised of a team of professionals with experience in the HVAC industry who work with the acquired company’s management and field staff to develop and train their people in techniques to improve sales. Key components of the integration include, standardized reporting of operations, customer awareness and support, lead generation and follow through, focused marketing, employee training and pricing strategies.

Media Segment

The operating results of WWMPC have been included in the accompanying consolidated financial statements from March 1, 2006 (effective date of the Share Exchange). Had the acquisition occurred January 1, 2006, pro forma net sales, net loss, and diluted loss per share for the nine months ended September 30, 2006 would be $3,889,243, $(499,167), and $(.004), respectively. The pro forma information is not necessarily indicative of the results that would have been reported had the acquisition actually occurred on January 1, 2006, nor is it intended to project results of operations for any future period.

The following table presents selected HVAC, MEDIA, Corporate and Consolidated financial data for the periods indicated.

	Nine Months Ended September 30, 2006
	HVAC Segment	Media Segment	Corporate	Consolidated

Revenues	$3,888,355	$653	$-	$3,889,008
Income (Loss) from Operations	235,946	(55,977)	(492,380)	(312,411)
Cash and cash equivalents	216,156	89,460	48,685	354,301
Total assets	2,396,827	6,379,008	3,856,547	12,632,382
Total liabilities	$1,699,720	$28,002	$4,384,687	$6,112,409

HVAC SEGMENT

Approximately 80% of HVAC revenues are generated from residential customers including the installation of furnaces, boilers, air conditioners, water heaters, radiators and duct work. The remaining 20% of revenue is generated through the servicing of customer HVAC needs through preventive maintenance contracts. HACS has 35 employees including management, administration and field staff.

MEDIA SEGMENT

From the effective date of the share exchange, March 1, 2006, WWMPC has $653 in net sales. These sales included 78.7% through sub-distribution rights, 13.4% in compact disk rights and 7.9% other. WWMPC experienced a net loss of $(55,977) from operations for the seven months ended September 30, 2006.

WWMPC has been in business 29 years and historically derived its revenues from the licensing of its film and television productions, the licensing of its inventory of previously produced films or television productions and fees received for professional services provided to the industry. The Company has also received revenue for the marketing and distribution of product produced or owned by third party producers and production companies.

GENERAL

HVAC SEGMENT

Buckeye Ventures, Inc. was incorporated on June 24, 2005 for the purpose of acquiring and operating businesses in the Heating Ventilation and Air Conditioning (HVAC) and plumbing industries. Buckeye's objective is to create a nationally recognized brand for the consumer in that industry. Buckeye plans to acquire, integrate and grow residential service companies using established systems and procedures to be carried out by its experienced management team. Buckeye believes that these low risk, high margin businesses will benefit from best practices and synergies of multiple locations nationwide with the potential to realize significant appreciation.

Buckeye acquired its first residential service location in Heating & Air Conditioning Services Inc. , which had approximately $4.7 million in revenues in 2005. On September 28, 2006, Energy King, Inc. was acquired. EKI is expected to provide revenues in excess of $5.0 million in fiscal 2007. Buckeye has assembled a management team that includes experienced executives and operators in this industry, with more than 100 years of combined experience on the administrative and operations side of large multi-location companies. The Company's plan is to become a significant factor in the industry by providing many small and mid-sized local and regional operators the opportunity to become part of a growing national conglomerate.

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

The HVAC segment markets its services primarily through yellow pages advertisements, direct mail, internet sites and co-op arrangements. HACS is an independent Lennox dealer ranked with Lennox Industries as a Premier Dealer and Circle of Excellence Award Winner putting it in the top one percent of all residential Lennox dealers in North America. More than ninety percent of HACS's business is focused on the residential retail market (existing home owner). HVAC provides both service and installation of heating, cooling, and indoor air quality systems specializing in the add-on and replacement markets.

Every HVAC company competes with many other companies in the sale of its services and products. The principal methods of competition in like businesses include quality of service, name recognition, pricing, assurance of customer satisfaction and reputation. Competition in the market for heating, ventilation and air conditioning services is strong, created mainly from local, independently owned firms throughout a given geographic area.

The HVAC companies have no single customer that accounts for more than 10% of its operating revenue. No part of the HVAC business is dependent upon a single customer or related group of customers, the loss of which would have a material adverse effect on HVAC’s financial condition or results of operations.

The HVAC operating segment is subject to various federal, state and local laws and regulations, compliance with which increases their operating costs, limits or restricts the services provided or the methods by which the operating segments sell those services or conduct their respective businesses, or subjects its operating segments to the possibility of regulatory actions or proceedings.

HVAC is also regulated under many federal and state environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, the Superfund Amendments and Reauthorization Act of 1986, the Resource Conservation and Recovery Act of 1976, the Emergency Planning and Community Right-to-Know Act of 1986 and the Clean Water Act of 1977. Buckeye cannot predict the effect on its operations of possible future environmental legislation or regulations. During 2005, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated in 2006.

MEDIA SEGMENT

WWMPC currently holds the distribution rights to 314 motion picture and television titles. The competition for revenue and revenue acquisition relative to existing or pending exploitation agreements of WWMPC’s film and television product library and current and future production and distribution of projects is volatile due to the many technological and innovative changes in the industry and also changes regularly occurring in the international economy. Currently, governmental involvement and international concerns, such as the pirating of intellectual property, will affect the company's business prospects.

The estimated fair value at March 1, 2006 was determined by discounting the future cash flow of the respective properties based on management estimates of future net revenues. Actual future revenues from the properties may differ materially from such estimates as a result of many factors, including the amount of capital available to effectively exploit the properties. As the estimated fair value of the existing library of motion picture and television titles are predicated on future cash flows being generated from them, continued lack of such cash flows my necessitate an impairment cost applied to those assets.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2006, the Company experienced a net loss of $(693,238). At September 30, 2006, the Company had $354,301 in cash and no cash equivalents. The HVAC, Media and Corporate segments incurred expense due to the share exchange/reverse acquisition.

The Company anticipates that its existing capital resources may be adequate to satisfy its capital requirements for the foreseeable future. However, to accomplish its planned future activities, it will need to acquire additional funds through public or private financings in the form of debt or equity.

In accordance with the Securities and Exchange Commission "Regulation D", and subject to Rule 144 restrictions, the Company issued 2,001,143 shares of its common stock and no shares of its preferred stock for cash and 64,616 shares of its common stock for services in the second quarter ended June 30, 2006 and none in the third quarter ended September 30, 2006.

The Company's principal liquidity at September 30, 2006 included cash of $354,301 and $498,623 net accounts receivable. The Company's liquidity position remains sufficient enough to support on-going general administrative expense, strategic positioning, and the garnering of contracts and relationships.

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

Item 3. Controls and Procedures

The Company's Chief Executive Officer, Alan J. Mintz, the Audit Committee, and the Company's Secretary Larry Weinstein, have evaluated the Company's disclosure controls and procedures as of the end of the period covered by this report.

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

None

Item 3. Defaults Upon Senior Securities

N/A

Item 4. Submission of Matters to a Vote of Security Holders

N/A

Item 5. Other Information

N/A

Item 6. Exhibits and Reports on Form 8-K

N/A

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

31.1	Alan Mintz Certification
31.2	Paul Hancock Certification
32.1	Alan Mintz Certification
32.1	Paul Hancock Certification
99.1	Employment agreement - Verin Larson
99.2	Employment agreement - Alan Hardwick
99.3	Promissory note - Varin Larson and Deanna Larson
99.4	Promissory note - Alan Hardwick

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

BUCKEYE VENTURES INC.

November 20, 2006	/s/ Alan Mintz Alan Mintz Chief Executive Officer

November 20, 2006	/s/ Paul D. Hancock Paul D. Hancock Vice Chairman of the Board/Chairman of Finance Committee