Form 10KSB/A
period 2005-12-31
BUCKEYE VENTURES, INC.
filed 2006-12-22
CIK 1005502

U.S. SECURITIES AND EXCHANGE COMMISSION Washington D.C. 20549 FORM 10-KSB/A Amendment No. 2

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

Explanatory Note

This Amendment No. 2 to the Annual Report on Form 10-KSB of World Wide Motion Pictures Corporation (the "Company") for the fiscal year ended December 31, 2005 (the "Form 10-KSB") is being filed to correct Item 8. "Changes In and Disagreements With Accountants on Accounting and Financial Disclosure" including Item 8A. "Controls and Procedures" and Item 8B. "Other Information" of the amended Form 10-KSB/A No. 1 filed with the Securities and Exchange Commission on May 5, 2006. The remainder of the Form 10-KSB is unchanged.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

 None.

Item 8A. Controls and Procedures

 Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-l5(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2005, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

 None.

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

WORLD WIDE MOTION PICTURES CORPORATION (Registrant)

Date: December 22, 2006	By: /s/ Alan Mintz Alan Mintz Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 22, 2006, by the following persons on behalf of the registrant and in the capacities indicated.

WORLD WIDE MOTION PICTURES CORPORATION

December 22, 2006	/s/ Alan Mintz Alan Mintz Chief Executive Officer

December 22, 2006	/s/ Paul D. Hancock Paul D. Hancock Vice Chairman & Chairman of Finance Committee

December 22, 2006	/s/ Larry Weinstein Larry Weinstein Secretary & Treasurer

December 22, 2006	/s/ Larry Epstein Larry Epstein Director, Member of Audit Committee