Form 10KSB
period 2006-12-31
BUCKEYE VENTURES, INC.
filed 2007-04-17
CIK 1005502

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
Commission file number: 0-27454

Buckeye Ventures, Inc.
(Exact name of registrant as specified in its charter)

Michigan	33-0081215
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

4455 Lamont Street, Suite 3,
San Diego, CA 92109
(858) 272-6600
(Address and telephone number of Principal Executive Offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class
Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S--B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company  (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of December 31, 2006, the aggregate market value of the 23,835,795 shares of the registrant’s common stock held by non-affiliates of the registrant was $4,767,159, based on the $.20 last sale price of the registrant’s common stock on the OTC.BB Exchange on December 29, 2006.

As of December 31, 2006, 98,548,618 shares of the registrant’s common stock were outstanding.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Exchange Act. Such forward-looking statements are made only as of the date of this report and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others, the retention of key management, national or regional weakness in residential and non-residential construction activity, difficulty in obtaining or increased costs associated with bonding, shortages of labor and specialty building materials, seasonal fluctuations in the demand for HVAC systems, the use of incorrect estimates for bidding a fixed price contract, the Company’s backlog failing to translate into actual revenue or profits, the result of competition in the Company’s markets, and the imposition of past and future liability from environmental, safety and health regulations. Important factors that could cause actual results to differ are discussed under “Item 1A. Company Risk Factors.”

Table of Contents

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

The terms “Buckeye Ventures,” “BEYV,” ”BVI,” “we,” “us,” or “the Company” refer to Buckeye Ventures, Inc. and its consolidated subsidiaries, as appropriate in the context.

Buckeye Ventures, Inc. was formed in July 2005 for the purpose of becoming a consolidator of independent local and regional providers of residential heating, ventilating, air conditioning and plumbing ("HVAC/Plumbing") services and replacement equipment through the United States.

The Company’s goal is to become a leading HVAC/Plumbing service provider in each of the markets in which it operates or will operate. The Company’s management is comprised of executives and operators with extensive experience in the HVAC/Plumbing industry generally as well as experience in HVAC/Plumbing service consolidation, management and operations, including large multi-location, national, regional and local HVAC/Plumbing companies.

The Company believes that by pursuing its plan of combining local and regional HVAC/Plumbing service providers into a well-managed national organization, the Company should be able to create a national HVAC/Plumbing service provider with brand name recognition throughout the HVAC/Plumbing service industry. We believe that with national recognition the Company will be able to strengthen and consolidate its customer bases and improve overall operating efficiency, utilizing centralized management expertise and strong local presences in each market.

Buckeye Ventures, Inc., a Michigan corporation, provides comprehensive heating, ventilation and air conditioning (“HVAC”) installation, maintenance, repair and replacement services within the mechanical services industry in 3 locations in the United States. We operate primarily in the residential HVAC markets, and perform most of our services within residential homes. In addition to standard HVAC services, certain locations also provide specialized applications such as improved home insulation through window installations. Approximately 80% of our consolidated 2006 revenues were derived from residential installation customers with approximately 15% of the revenues attributable to maintenance, repair and replacement services and 5% attributable to windows installation. Our consolidated 2006 revenues were derived from the following activities, all of which are in the residential services industry, the single industry segment we currently serve:

Service Activity	Percentage of Revenue
HVAC residential installations	80
Maintenance, repair and replacement services	15
Windows	5
Other	-
Total	100%

Buckeye Ventures, Inc. ("BEYV") was incorporated in Michigan under the name World Wide Motion Pictures Corporation ("WWMO") on December 9, 1980. Pursuant to a Share Exchange Agreement dated October 14, 2005 (which closed February 22, 2006, effective March 1, 2006), BEYV (then known as WWMO) acquired Buckeye Ventures, Inc. ("BVI") in a "reverse acquisition" transaction and accordingly the trading symbol was changed from WWMO to BEYV in April 2006.

BVI was incorporated in Nevada on June 24, 2005 for the purpose of acquiring and operating businesses in the heating, ventilation and air conditioning ("HVAC") and plumbing service industries. On September 22, 2005 (effective July 31, 2005), BVI acquired its first HVAC subsidiary located in the Boston, MA region.

The Share Exchange Agreement provides for the transfer of the assets and operations of WWMO to a WWMO subsidiary, World Wide Entertainment, whose name was subsequently changed to World Wide Motion Pictures Corporation ("WWMPC"). WWMO and its media subsidiaries were organized to acquire, produce, finance, develop and distribute motion picture and television properties and render consulting services to the entertainment industry.

Our present and future focus is on the HVAC service and replacement markets for residential and small commercial customers because it is our management's belief, based upon years of industry experience, that the service and replacement market offers higher margins and exposes us to a reduced level of credit risk compared to the levels of risk usually associated with larger scale new construction projects. In addition, we believe that the HVAC/Plumbing service and replacement market offers more attractive pricing due to demands by both residential and small commercial customers in local markets for prompt, convenient and reliable service that can be offered by local HVAC/Plumbing service providers.

Our Internet address is http://www.beyv.com. We make available free of charge on or through our website our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the Commission.

GENERAL DESCRIPTION OF THE HEATING, VENTILATION AND AIR CONDITIONG SERVICES INDUSTRY

The HVAC/Plumbing service industry is highly fragmented and the Company estimates, based upon industry data, that there are at least 80,000 HVAC/Plumbing companies in the US, mostly privately held companies that operate from a single location. We believe based upon published industry data estimates that the market for the service and replacement of HVAC/Plumbing systems in existing homes is in excess of $50 billion annually.

Generally, local HVAC/Plumbing companies are small, owner-operated, independent contractors who serve customers in local markets, with limited access to capital for investment in infrastructure, technology and expansion. We believe that HVAC/Plumbing businesses are typically closely-held, single-center operators that serve a limited geographic area and are heavily dependent upon referrals to generate business. We also believe that, in many cases, these small-sized service providers are operated by former service technicians who lack the management experience and marketing expertise necessary to expand their businesses, generate profitable operations and compete effectively with larger operators in their local market as well as regional operators competing in their market.

Our management believes that larger HVAC/Plumbing contractors are generally better able to operate efficiently and cost-effectively, offer customers a broader array of HVAC/Plumbing related products and services and provide a higher level of customer service than smaller operators. We believe that these competitive advantages are the result of greater managerial and financial resources as well as economies of scale in purchasing and marketing expenses, which factors should enable us to promote a trend toward consolidation in the HVAC/Plumbing industry and present an opportunity for well-capitalized operators, including public companies such as the Registrant, to acquire additional operators on favorable terms.

At present, we serve the greater Sacramento, CA and Boston, MA metropolitan area markets, principally providing renovation and replacement service to residential and small business customers rather than new construction HVAC/Plumbing installations. It is the view of our management, based upon their experience and continuing HVAC/Plumbing industry analysis, that many metropolitan and suburban areas in the U.S. have experienced significant growth in residential HVAC/Plumbing renovation and replacement activity over the last several years as a result of the past several years of strong residential housing market nationally. We believe, even with the recent slowing in new residential construction and the slowing of sale price increases in residential home that the demographic trends indicate continued growth in the areas of HVAC/Plumbing renovation and replacement as homeowners seek ways to add value to their homes.

The HVAC/Plumbing service industry is influenced by seasonal factors, which generally result in lower activity during winter months than in other periods. This factor is especially apparent in northern and mid-western regions of the U.S. As a result, we expect that revenues and profits from our Sacramento, CA and Boston, MA area operations and other such markets in which we make acquisitions will generally be lower in the first and fourth quarters of each fiscal year, and higher in the second and third quarters. As we make acquisitions in the south and southwest areas of the U.S., seasonal factors will become less apparent in our consolidated operations.

HVAC systems provide the primary method of circulating fresh air in residences during peak periods of heat and cold climate conditions. In many instances, replacing an aging system with a modern, energy-efficient HVAC system significantly reduces a home’s heating and cooling costs and improves air quality and HVAC system effectiveness. Older residential HVAC systems often have poor air quality as well as inadequate air conditioning, and older HVAC systems result in significantly higher energy costs than do modern systems. These factors cause many residential owners to consider replacing older systems before the end of their functioning lives. More than fifty percent of the HVAC systems replaced are operational at the time of replacement.

Many factors positively affect HVAC industry growth, particularly (i) population growth, which has increased the need for residential space, (ii) an aging installed base of HVAC equipment, (iii) increasing sophistication, complexity, and efficiency of HVAC systems, (iv) growing emphasis on indoor air quality, (v) reduction or elimination of the refrigerants commonly used in older HVAC systems, and (vi) increasingly stringent regulations on minimum HVAC and house ducting systems efficiency standards. We believe these factors should increase demand for the reconfiguration or replacement of existing HVAC systems and may also mitigate, to some extent, the effect on the HVAC industry of the cyclicality inherent in the traditional construction industry.

HVAC/PLUMBING SERVICES

HVAC. At present, we offer HVAC replacement and renovation services through both of our operating subsidiaries, Energy King, Inc. and Heating & Air Conditioning Services, having operations and facilities in the Sacramento, CA and Boston, MA metropolitan areas, respectively. To date these operations have generated nearly all of our revenues. HVAC systems typically involve air duct systems and air-handling and condenser equipment. Other equipment components of an HVAC system include: heaters, furnaces, condensers, air handlers and blowers. A typical HVAC replacement project for residential or small commercial projects begins with a thorough inspection of the current equipment. Engineering calculations are performed to determine the appropriate replacement equipment. In most cases, the air-handling equipment and condensing equipment are replaced as well as the refrigeration lines. When necessary, duct repairs and modifications are also made.

Maintenance, Repair and Replacement. Maintenance and repair contracting services are generally provided on a fee per visit basis. In addition, we provide our customers with service contracts which generally have an annual fee with additional sums due for certain products and services. Revenues generated from repair and maintenance contracting services historically represent a small portion of the overall revenue of the Company.

Windows. As we acquire new HVAC/Plumbing service providers, our window replacement services will involve the replacement of residential windows with more energy efficient models to provide a better seal for the residential structure. Having a better seal makes the residence more energy efficient by cutting down on heat loss in winter operation and heat gains in summer operation thus providing cost savings to the homeowner. The offering of energy efficient windows in tandem with HVAC systems enhances the Company’s presentation to the homeowner as a provider of a more complete energy solution.

Plumbing. We anticipate a strong synergy between HVAC operations and plumbing. As we acquire new HVAC/Plumbing service providers, our plumbing services will involve the repair of residential plumbing systems that convey domestic water throughout a home or supply natural gas to various equipment or appliances, as well as the repair and replacement of heaters, boilers, ovens and stoves, and kitchen and bathroom equipment. A domestic water system typically includes separate piping for hot and cold water as well as a number of fixtures including sinks, bathtubs, showers and hot tubs. Substantially all of the equipment and component parts we will install are purchased from third-party wholesale suppliers or directly from the manufacturers or "OEMs", which equipment and components will be resold to our customers as part of the contracted installation and repairs.

Strategy

OUR HVAC/PLUMBING BUSINESS OPERATING STRATEGY

We believe that successful implementation of our operating strategy, including our acquisition program, should enable us to establish a national brand recognition for the Company, with a reputation for superior, high quality service, skilled technicians, cost efficiencies and customer satisfaction.

By developing a national reputation, our management believes that we will appeal to a large number of customers who will become familiar with and rely upon us as a large, nationally recognized HVAC/Plumbing service company. Our operating strategy is based on the following key elements:

(i)	providing superior, high quality service in a professional and timely manner;

(ii)	offering competitive pricing structures;

(iii)	providing comprehensive training programs to our employees/technicians to further improve operating procedures and customer relations;

(iv)	generating a positive public image for the Energy King name from our customers' good will and satisfaction; and

(v)	promoting our program of entering into maintenance service agreements for existing and new customers in order to build customer loyalty.

We have adopted and will continue to implement and update a manual of standardized policies and operating procedures, based upon our management’s extensive industry experience, for each of our acquired HVAC/Plumbing subsidiaries. We apply our policies and procedures to enable our subsidiaries to achieve a consistent professional performance standard that will be recognized in their respective markets for high-quality service supervised by our local management teams and their respective skilled technicians, with oversight by our professional corporate management. Our practice of promoting in each of our markets of customer maintenance service agreements will also serve to generate increasing, recurring revenues and at the same time will enhance our efforts to develop loyal customer bases, providing us with the opportunity for cross-marketing our services and products.

During the past several years, the HVAC industry has experienced significant improvement and new technology with respect to products and services. As a result, HVAC service providers have begun to utilize newly introduced sensor equipment to monitor the presence and levels of certain harmful substances existing in customers' residential as well as commercial spaces. We offer and actively promote through our existing HVAC/Plumbing service centers and will promote in all future service centers a variety of Indoor Air Quality Services ("IAQ") products designed to detect and promptly remediate unhealthy air quality. Our management believes that at present, IAQ products and services are not widely offered from most small local HVAC service providers. Our IAQ products and services include, among others, periodic duct cleaning, fresh air ventilation and heat recovery systems, the use of ultraviolet light processes to address the presence of living organisms in the indoor air such as airborne bacteria, the use of highly efficient particulate removal filtration systems to address microscopic particulates in the indoor air, and the sale and installation of devices that address the presence of VOCs (Volatile Organic Compounds) in the indoor air.

In order for the Company to achieve and maintain operating efficiencies based on economies of scale as we continue our consolidation plan, it is our intention to consolidate certain administrative functions at our corporate headquarters in San Diego, CA, to include centralized accounting and financial reporting systems and procedures, while basic accounting activities will be conducted at the operating level at each of our HVAC/Plumbing service centers. In addition, the Company will implement a system of budgets, forecasts, reports and financial controls, including procedures related to internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

We will also consolidate in our San Diego headquarters operational controls, including purchase and maintenance of insurance coverage, the leasing of service fleet equipment, consolidation of the negotiation and purchase of inventory, legal functions and national and regional sales and marketing. We will continue to evaluate our controls and procedures for the purpose of generating further economies of scale through selective consolidation of administrative and other functions as we grow our HVAC/Plumbing business and complete additional acquisitions.

Enhanced Purchasing Power. As we make additional acquisitions of operating HVAC/Plumbing service center locations in the future, we intend to utilize our increasing size and market presence to enhance our purchasing power on behalf of all of our HVAC/Plumbing service center operations to generate economies of scale and improve operating margins. Based upon our present level of negotiations with existing operators and planned future negotiations that we hope will be successful, we believe that we will achieve sufficient size to use our scale and purchasing power to improve our margins and growth prospects.

At present, we purchase our materials directly from the manufacturer or through wholesalers and other distributors. We intend to use our future purchasing power to negotiate with our suppliers to receive discounts whenever possible and plan to enhance our material procurement strategy to actively reduce the number of distributors from which we source materials. As a result of greater purchasing power, it is our management's belief that our costs of material as a percentage of revenues will decrease and our margins will increase.

The implementation of our acquisition strategy provides for expansion into new geographic areas including the Sunbelt states in the U.S. together with the expansion of our presence in our existing markets in the Sacramento, CA and Boston, MA areas. Because the U.S. residential HVAC/Plumbing service industry historically has been and remains highly fragmented at present, we believe that many HVAC/Plumbing businesses lack the capital necessary to expand operations, and their business models typically do not provide for a profitable exit strategy. As a result of our being a public reporting company with securities registered under the Exchange Act, we believe that many desirable HVAC/Plumbing operators will respond positively to the advantages of becoming affiliated with and being a subsidiary of the Company. We intend to provide the following tools and benefits to our operating subsidiaries:

(i)	business and marketing support systems from the corporate parent that will enable the local HVAC/Plumbing service centers to operate more profitably;

(ii)
centralize administrative functions in order to increase each local operator's focus on its existing customers and increasing customer base by providing enhanced customer service without the time and effort presently devoted to administrative tasks;

(iii)	the development of a potential national name recognition; and

(iv)	the opportunity for the small HVAC/Plumbing service center operator and its key employees to acquire an equity interest in a public company with securities subject to quotation on the NASD OTCBB.

Our acquisition program involves making acquisitions of existing HVAC/Plumbing businesses in new markets that are not being served by the Company. Management's main criteria for acquisitions of HVAC/Plumbing businesses are that they operate successfully in their respective markets, have developed a growing customer base and have reputations for high quality service and customer satisfaction. We intend to target businesses that have annual revenue ranging from $2.5 million to $15.0 million. In order to evaluate each potential acquisition target, we consider additional criteria including whether potential acquisition targets are: well-positioned in attractive markets; financially stable having positive cash flow from operations; and have in place a strong management team.

Initial Acquisition. Effective July 31, 2005, Buckeye acquired Heating and Air Conditioning Services, Inc. (HACS), which has operated in the Boston metropolitan market and contiguous suburban markets for over 20 years. HACS had revenues of approximately $4.7 million in 2005 and $5.1 million in 2006, approximately 95% of which were derived from residential customers and 5% from small commercial customers. HACS had approximately 35 employees as of March 31, 2006. We estimate that HACS will generate revenues of approximately $5.5 million in 2007 and continue to be profitable.

We focus on strengthening operating competencies and on increasing profit margins. The key elements of our operating strategy are:

Achieve Excellence in Core Competencies.   We have identified six core competencies, which we believe are critical to attracting and retaining customers, increasing operating income and cash flow and creating additional employment opportunities. The six core competencies are: (i) customer development and fulfillment, (ii) estimating, (iii) timeliness, (iv) vendor relations, (v) safety, and (vi) service capability.

Achieve Operating Efficiencies.   We think we can achieve operating efficiencies and cost savings through purchasing economies, adopting “best practices” operating programs, and focusing on job management to deliver services in a cost-effective and efficient manner. We have placed great emphasis on improving the “job loop” at our locations—qualifying, estimating, pricing and executing projects effectively and efficiently, then promptly assessing project experience for applicability to current and future projects. We have initiated plans to use our combined purchasing to gain volume discounts on products and services such as HVAC components, raw materials, services, vehicles, bonding, insurance and employee benefits.

Attract, Retain and Invest in our Employees.   We seek to attract and retain quality employees by providing them an enhanced career path from working for a larger company, the opportunity to realize a more stable income and attractive benefits packages. Over the preceding year we have substantially increased our investment in training. We believe these programs can lead to significantly increased efficiency and growth.

Focus on Residential Markets.   We primarily focus on residential markets, with particular emphasis on after-sale installation services, and on maintenance, repair and replacement services. We believe that the residential HVAC and plumbing markets are attractive because of their growth opportunities, sizeable customer base, attractive margins and potential for long-term relationships for continued maintenance and repair services with existing client bases.

Seek Growth Through Expansion and Measured Acquisitions.  The Company's current acquisition targets are intended to expand the geographic coverage of the Company by seeking entry into new U.S. markets including the Sunbelt and other growing residential markets, in addition to increasing the Company's presence in the Northeast U.S. markets and in California. The Company is in advanced negotiations to acquire companies with revenues of approximately $9.7 million. Our plan is to continue discussions with other HVAC/Plumbing service providers in desirable markets with the intention of making acquisitions which management hopes will generate annual revenues of up to $100 million or more within 24 months. We believe that we can increase our operating income by opportunistically entering new markets or service lines through expansion and acquisition. When we find opportunities to acquire businesses that have attractive valuations and meet other criteria involving financial, operational, management, geographic and legal due diligence considerations, we will consider such transactions.

Sources of Supply

The raw materials and components we use include HVAC system components, ductwork, steel, sheet metal and copper tubing and piping. These raw materials and components are generally available from a variety of domestic or foreign suppliers at competitive prices. Delivery times are typically short for most raw materials and standard components, but during periods of peak demand, may extend to one month or more.

Sales and Marketing

We have a diverse residential customer base, with no single customer accounting for more than 1% of consolidated 2006 consolidated revenues. Management and a dedicated sales force are responsible for developing and maintaining successful long-term relationships with residential customers. We intend to continue our emphasis on developing and maintaining long-term relationships with our customers by providing superior, high-quality service in a professional manner. We believe we can continue to leverage the diverse technical and marketing strengths at individual locations to expand the services offered in other local markets.

Employees

As of December 31, 2006, we had 77 employees. We have no collective bargaining agreements with existing employees. We have not experienced and do not expect any significant strikes or work stoppages and believe our relations with all employees are good.

Category	Corporate Office	Heating Air Conditioning Services, Inc.	Energy King, Inc. - Sacramento	Energy King, Inc. - Barnett	World Wide Motion Pictures, Inc.	Totals	%
Management	3	4	2	1	—	11	14%
Admin	1	2	4	3	—	9	12%
Service & dispatch	—	6	6	4	—	16	21%
Installers	—	12	9	7	—	28	36%
Sales	—	4	4	2	—	10	13%
Other	1	1		1	—	3	4%
Totals	5	29	25	18	0	77	100%

Recruiting, Training and Safety

Our continued success depends, in part, on our ability to continue to attract, retain and motivate qualified service technicians, installers, and field supervisors. We believe our success in retaining qualified employees will be based on the quality of our recruiting, training, compensation, employee benefits programs and opportunities for advancement. We provide on-the-job training, technical training, apprenticeship programs, attractive benefit packages and career advancement opportunities within our company.

We have established comprehensive safety programs throughout our operations to ensure that all technicians comply with safety standards we have established and that are established under federal, state and local laws and regulations. Additionally, we have implemented a “best practices” safety program throughout our operations, which provides employees with incentives to improve safety performance and decrease workplace accidents. Regional safety directors establish safety programs and benchmarking to improve safety within their region. Finally, our employment screening process seeks to determine that prospective employees have requisite skills, sufficient background references and acceptable driving records, if applicable.

Risk Management, Insurance and Litigation

The primary risks in our operations are bodily injury, property damage and workers’ compensation injuries. We retain the risk for worker’s compensation, employer’s liability, auto liability, general liability and employee group health claims resulting from uninsured deductibles per incident or occurrence.

We have not experienced insurance related injury claims. Because we have large deductibles, we would anticipate that the vast majority of any work related injuries would be small and such claims would be paid by us before an insurance claim would be made. On the job security is an ongoing training issue for us. We constantly reinforce safety on the job.

We are subject to certain claims and lawsuits arising in the normal course of business. We maintain various insurance coverages to minimize financial risk associated with these claims. Should we have a material claim, we would estimate and provide accruals for probable losses and related legal fees associated with certain of our litigation in our consolidated financial statements. While we cannot predict the outcome of any such proceedings, in our opinion and based on reports of counsel, any liability arising from these matters individually and in the aggregate will not have a material effect on our operating results or financial condition, after giving effect to provisions already recorded.

In addition to the matters described above, we are defending a dispute arising out of an alleged performance issue related to a residential customer. If we are not successful in this dispute, it could have a material adverse effect on us. However, management believes the likelihood of an adverse result of this magnitude is remote, and management believes our accruals relating to the matter appropriately reflect a probable outcome.

We typically warrant labor for the first year after installation on new HVAC systems and pass through to the customer manufacturers’ warranties on equipment. We generally warrant labor for 30 days after servicing of existing HVAC systems. We do not expect warranty claims to have a material adverse effect on our financial position or results of operations.

Competition

The HVAC industry is highly competitive and consists of thousands of local and regional companies. We believe that purchasing decisions in the residential  market are based on (i) competitive price, (ii) long-term customer relationships, (iii) quality, timeliness and reliability of services provided, (iv) an organization’s perceived stability based on years in business and financial strength, (v) range of services provided, and (vi) scale of operation. To improve our competitive position we focus on the residential after-market including the maintenance, repair and replacement market to promote first the development and then the strengthening of long-term customer relationships. In addition, we believe our ability to provide multi-location coverage, access to financing, a broader residential energy efficiency perspective and specialized technical skills for residential owners gives us a strategic advantage over smaller competitors who may be unable to provide these services to customers at a competitive price.

We believe that we are larger than most of our competitors, which are generally small, owner-operated companies that typically operate in a limited geographic area. However, there are divisions of larger contracting companies, utilities and HVAC equipment manufacturers that provide HVAC services in some of the same service lines and geographic areas we serve. Some of these competitors and potential competitors have greater financial resources than we do to finance development opportunities and support their operations.

We believe our smaller competitors generally compete with us based on price and their long-term relationships with local customers. Our larger competitors compete with us on those factors but may also provide attractive financing and comprehensive service and product packages.

Vehicles

We operate a fleet of various owned or leased service trucks, vans and support vehicles. We believe these vehicles generally are well maintained and sufficient for our current operations.

Governmental Regulation and Environmental Matters

Our operations are subject to various federal, state and local laws and regulations, including: (i) licensing requirements applicable to engineering, construction and service technicians, (ii) building and HVAC codes and zoning ordinances, (iii) regulations relating to consumer protection, including those governing residential service agreements, and (iv) regulations relating to worker safety and protection of the environment. We believe we have all required licenses to conduct our operations and are in substantial compliance with applicable regulatory requirements. If we fail to comply with applicable regulations we could be subject to substantial fines or revocation of our operating licenses.

Many state and local regulations governing the HVAC services trades require individuals to hold permits and licenses. In some cases, a required permit or license held by a single individual may be sufficient to authorize specified activities for all of our service technicians who work in the state or county that issued the permit or license. We seek to ensure that, where possible, we have two employees who hold any such permits or licenses that may be material to our operations in a particular geographic region.

Our operations are subject to the federal Clean Air Act, as amended, which governs air emissions and imposes specific requirements on the use and handling of chlorofluorocarbons, or CFCs, and certain other refrigerants. Clean Air Act regulations require the certification of service technicians involved in the service or repair of equipment containing these refrigerants and also regulate the containment and recycling of these refrigerants. These requirements have increased our training expenses and expenditures for containment and recycling equipment. The Clean Air Act is intended ultimately to eliminate the use of CFCs in the United States and to require alternative refrigerants to be used in replacement HVAC systems. We do not believe these regulations involving CFCs will materially affect our business on the whole because, although they require us to incur modest ongoing training costs, our competitors also incur such costs, and the regulations may encourage our customers to update their HVAC systems.

Executive Officers and Directors

Alan J. Mintz, age 58, currently serves as our Chief Executive Officer and President. He had been our Chairman of the Board of Directors, CEO and President since inception in May 2005. On November 5, 2006, Mr. Alfred R. Roach was appointed Chairman, and Mr. Mintz continues to serve as a Director. Alan Mintz provides Buckeye Ventures a combination of operational and acquisitions-related experience that is virtually unmatched in the industry today.  He gained this experience while serving as an integral part of the senior management teams of both ARS and Blue Dot Services, and it was this period that shaped his insight regarding the shortcomings of traditional Consolidation.  Moreover, it was while serving in these roles that he came to fully appreciate the full potential that would be available to those companies that could truly establish an effective national brand. In addition to his duties with ARS and Blue Dot, Mintz served as president of Atlantic Richfield’s $30 million HVAC contracting division, and he founded Havsco Heating and Air Conditioning, which became the largest residential and light commercial HVAC company in the Cleveland area. Alan was founder of the Greater Cleveland Air Conditioning Contractors Association. Alan’s accomplishments include involvement with more than 100 acquisitions on both the buy and sell side.

  Larry Weinstein, age 59, has served as our Executive Vice President over Investor Relations since May 2005. He has launched and developed with Alan Mintz, the business strategy and organizational structure of Buckeye Ventures, Inc. As a former Vice President of Strategic Projects for a high technology company, he was one of six senior executives involved in its successful Initial Public Offering. Larry has been instrumental in securing investment capital for Buckeye Ventures, Inc. and raised millions of dollars for other small technology companies as well as handling their Investor Relations campaigns.

Stephan Kurz, age 53, has served as our Regional Vice President since March 2006. He worked at Blue Dot Services a the East Coast Acquisitions Manager in 1998 and 1999. In 2003, Steve was certified as Six Sigma Black Belt which teaches the implementation of measurement-based strategies that focus on process improvements and variation reductions. As General Manger of American Residential Services from 2004 to 2006, he was assigned the responsibility of service center turn around. Steve is instrumental in locating prospective acquisition candidates, due diligence, and assimilating new acquisitions into the Buckeye structure. Steve works with existing subsidiaries of Buckeye to improve operations and increase sales.

Henry S. Leonard, age 50, serves as Vice President of Finance and Chief Accounting Officer of Buckeye Ventures, Inc. and has handled the duties of Corporate Controller since August 2006. Henry has been Chief Financial Officer for other public and private companies including, Hydrogiene, Hydroflush, Nutri-Sport and Global Health. He is a Certified Public Accountant licensed to practice in California, Hawaii and Florida. He holds a Master of Business Administration and is a Certified Management Accountant. He is a member of the American Institute of Certified Public Accountants, The Institute of Management Accountants, and the California and Hawaii CPA societies. He is an adjunct faculty member of National University, the University of Phoenix and DeVry University in finance and accounting. Henry has maintained a public accounting practice since 1994 which currently occupies approximately fifteen hours per week of his time.

Alfred R. Roach, Jr., age 63, serves as Chairman of the Board of Buckeye Ventures, Inc. Alfred R. Roach, Jr. brings Buckeye Ventures one of the most distinguished careers in the HVAC industry.  Mr. Roach practiced law in Atlanta, Georgia, from 1972 until 1986. His practice focused on general corporate and commercial law, including corporate finance, merger and acquisitions, with a heavy emphasis on franchise law. His franchise practice included document preparation (franchise agreements and disclosure), deal negotiations, compliance management, and franchisee relations and dispute resolutions. As partner with Callahan/Roach & Garofalo, past president of Encompass Services Mechanical Group and prior president and general counsel for Service America Corporation, he offers a level of insight and practical understanding of the sector that few can match.  Along with participating in the building and operation of significant HVAC businesses himself, he has also been instrumental in the development and dissemination of operational and pricing programs that have set the standard for HVAC operations nationally.  He is widely sought-out as a consultant on virtually all aspects of the business, and he is generally regarded as one of the principal architects of the contemporary comfort services industry.

Randy Eakin, age 45, serves as a Director on the Board of Buckeye Ventures, Inc. He is currently Chief Financial Officer for Mini-Skool’s Early Learning Centers. He was most recently Senior Vice President and Chief Financial Officer for Swope Community Enterprises, a holding company with member companies operating in the healthcare, real estate development and urban planning industries. Swope had over $300 million of annual revenues and more than 500 employees. Prior to Swope, Mr. Eakin served at the Director level at P.F. Chang's China Bistro, Inc., a national publicly held multi-unit restaurant company operating two concepts in the Asian niche with annualized revenues of $775 million and over 16,500 employees. Certain of his duties at P.F. Chang's included matters of corporate finance, including the establishment of formal processes and infrastructure for Sarbanes-Oxley compliance. Mr. Eakin's background also includes high level positions at Sprint Nextel Corporation and PriceWaterhouseCoopers with extensive experience in the areas of auditing, risk management and corporate financial planning and analysis.

Larry Epstein, 57, serves as a Director on the Board of Buckeye Ventures, Inc. He is a practicing attorney in Southern California.  He has been a sole practitioner since 1987 specializing in business, family and entertainment law. He was previously involved for three years as Executive Vice President and in-house legal counsel to Cherrystone Pictures, Inc., an independent feature film production company based in Los Angeles, and in that capacity oversaw all corporate and administrative fiduciary responsibilities of the company and orchestrated all documentation for domestic and international co-ventures and related agreements. Prior to his production company involvement, Mr. Epstein was a Senior Partner in the Los Angeles-based law firm of Abouaf, Epstein, Meyers & Gronemeier, specializing in business, tax, and entertainment law. He is a member of the State Bar of California, San Fernando Valley Bar Association, Los Angeles County Bar Association and The American Bar Association. Mr. Epstein has sat for 7 years as special referee and judge for the State Bar of California and is also currently Judge Pro Tem for the Superior Court, State of California, County of Los Angeles.

Paul Hancock, 50, serves as a Director on the Board of Buckeye Ventures, Inc. He is the founder and developer of World Wide Motion Picture’s film/television production concept, and has served as President and Chief Executive Officer of the Company since its inception. Prior to and during his tenure with the Company, he has functioned as a production and business advisor to various film financing and production companies and has supervised the development/packaging and production of a wide variety of moderately budgeted/cost-controlled feature film and television projects. Mr. Hancock was responsible for leading one of the first exploratory film finance teams to the Wall Street capital markets in the late 1970's in order to develop and encourage motion picture financing by the investment banking community. He was instrumental in the formulation of entertainment industry relationships specifically in moderate budget feature film production financing with companies such as E.F. Hutton & Co.; Kidder, Peabody and Prudential-Bache Securities. Mr. Hancock has also been a lecturer on various aspects of the entertainment industry, entrepreneurship and finance at university graduate schools of business, seminars and conferences, is a frequent radio talk show guest discussing independent film financing, production and marketing, and is published in various print media encompassing film and television industry topics. He has developed and maintained a specialized expertise in and conducted diverse consulting for motion picture and television financial packaging, specifically for public securities offerings, private sector investments and commercial banking. He was previously employed in a variety of management capacities in the theater and hotel businesses for Farber Enterprises and Ramada Incorporated. Mr. Hancock attended the Cranbrook Academies, Eastern Michigan University, and the University of California at Los Angeles. He belongs to several professional organizations including the Academy of Television Arts and Sciences.

Ron Smith, 69, serves as a Director on the Board of Buckeye Ventures, Inc. in 1965 after working for another local company for three years, he founded Modern Air Conditioning. Inc. in Ft Myers, FL with a borrowed $500, no customers and no coworkers, and built it into one of the premier and most recognized and respected firms in the U.S. with $15 million in annual revenues before selling it in 1986 to a Philadelphia based mechanical contractor. Later he purchased, significantly grew, and then sold three similar air conditioning companies in the Louisiana and Florida markets. In 1985 he founded Service America, based in Atlanta, GA, the first national HVAC franchiser. In less than four years the firm had over 100 franchisees. Ron Smith & Associates (RS&A), an HVAC exclusive training and consulting company based in Roswell, GA was founded in 1991. RS&A, with its focus on operations, systems, processes, and disciplines soon became one of the industry’s leading training and consulting firms. In 1997 he joined Service Experts in Brentwood, TN, an HVAC consolidator and public company, as its Chief Operating Officer and served in that position until mid 2000 after the company was sold to Lennox Industries. Currently, Ron consults with and coaches, on a limited basis, contractors and distributors. Ron founded, co-founded, owned, or has an ownership position in fourteen businesses. They are Modern Air Conditioning in Ft. Myers, FL; Service America in Atlanta, GA; Carl’s Service America in Baton Rouge, LA; Edwards and Smith in Ft. Myers, FL; Hart’s Electric Motor Shop in Ft. Myers, Fl; R.L. Anderson in Venice, FL; Venture International (Ron Smith & Associates) in Roswell, GA; Anderson Firestone in Ft. Myers, FL; Spiro International in Fribourg, Switzerland; Service Canada in Mississauga, Canada; Energy Management and Controls in Sarasota, FL; Service Roundtable in Grapevine, TX;

Ron Smith Coaching and Consulting in Brentwood, TN; and, HVACR Business in Cleveland, OH. He served eleven years as a member of the Florida Construction Industry Licensing Board, and also served on the Florida Governor’s Conference on Small Business. In 1979 he was chosen Free Enterprise Citizen of the Year in Ft. Myers/Lee County, Fl. In 1980/81 he graduated from Harvard Business School’s Executive Education Program, Managing Organizational Effectiveness. He is proud of being one of only 27 people to have been elected to the HVAC Hall of Fame. He is on the Board of Directors of Service Roundtable in Grapevine, TX and is one of the founders of the company.

He is on the Advisory Board for HVACR Business (a trade journal), has authored many articles for various trade journals for the past 30 years and speaks at HVAC conventions and symposiums. In the past he served on the Board of Directors of Spiro International S.A. in Friborg, Switzerland, the Advisory Board for North Carolina National Bank in Ft. Myers, FL, and the Advisory Board for Roto-Rooter/Service America in Boca Raton, FL.

Adam Taylor, 55, serves as a Director on the Board of Buckeye Ventures, Inc. He is currently President of Associated Production Music, the world's largest music production company, having the largest available collection of original production music. He has held this position since 2001. For more than the past twenty years, Mr. Taylor has specialized in providing consulting services to intellectual property companies, organizations and individuals related to optimizing the economic value of copyrights, trademarks and patents. From 1979 to 1989, Mr. Taylor served as the Chief Executive Officer and President of Caswell-Massey, the oldest chemist and perfumers in the U.S., established in 1752. Mr. Taylor also was a founding partner of a firm that developed entertainment properties, including several television series from 1990 to 1996

ITEM 1A.  RISK FACTORS

Housing Market Could Adversely Affect Our Business

While our subsidiaries are primarily engaged in the HVAC renovation, service and replacement business for residential customers, the Company’s business plan involves the full range of HVAC/Plumbing related services, including the service and maintenance of all HVAC and plumbing systems principally for residential replacement and renovation in each of the markets it which we operate and will in the future operate. This business is dependent upon the levels of residential and small business renovation customers. Ability to maintain or increase revenues will depend on the number of residential and small business customers starting and completing replacement and renovation projects in the markets in which we presently operate and will in the future operate. Levels of replacements and renovations is cyclical in nature and will be affected by general and local economic conditions, changes in interest rates and other factors, including the following:

- regional economic conditions;
- interest rates and other factors affecting the availability and cost of financing;
- overall consumer confidence;

At present we operate in both the Sacramento, CA and the Boston, MA metropolitan markets and this concentrates our risk to local economic conditions in these regions. Downturns in economic conditions in our markets could result in a material reduction in our HVAC/Plumbing replacement and renovation activity levels and our financial condition.

Our HVAC/Plumbing Growth Will Depend on Our Ability to Acquire new HVAC/Plumbing Service Locations in Other Markets, Our Ability to Successfully Integrate New Locations and Our Ability to Finance New Acquisitions.

Our ability to achieve our growth plan is dependent upon our ability to successfully complete acquisitions of other HVAC/Plumbing service providers in additional markets, as well as the economic conditions that prevail in such markets. We intend to continue to pursue our program of selected acquisitions by identifying and evaluating acquisition prospects with the view to complement and expand our existing business. The timing, size and success of completing future acquisitions and the required capital commitments for future acquisitions cannot be predicted. If we are unable to find appropriate acquisitions and successfully complete acquisitions at acceptable terms, our ability to increase our revenues and generate profit may be diminished.

Each acquisition involves a number of risks, including:

-	the diversion of our management's attention from existing business operations to efforts involving integrating the operations and personnel of the acquired HVAC/Plumbing businesses;

-	possible adverse effects on our operating results during the integration process; and

-	our possible inability to achieve the intended objectives of the combination.

We expect to finance future acquisitions through the issuance or use of debt and/or equity securities as well as through cash flow from operations. There can be no assurance that we will be able to secure debt or equity financing, if and when needed, at acceptable terms, nor can there be assurance that our cash flow will be sufficient for financing acquisitions. If we should proceed with an acquisition for cash consideration, we would require financing in addition to our present financial resources, which could have an adverse effect on our working capital required for our existing operations. Any future acquisitions could also dilute the equity interests of our existing stockholders, require us to write off assets for accounting purposes, or create other accounting issues, such as significant expenses for amortization of goodwill or other intangible assets.

We May Experience Difficulties in Managing Internal Growth.

In order to continue to grow internally, we expect to expend significant time and effort managing and expanding our existing operations while implementing our acquisition program. There can be no assurance that our systems, procedures and controls will be adequate to support our expanding operations, including the timely receipt of financial information from any acquired locations, which would adversely effect our ability to remain current in our reporting requirements under the Exchange Act. Our growth can be expected to impose significant added responsibilities on our corporate management, including the need to identify, recruit and integrate new senior managers and executives, as well as increasing costs associated with such efforts. If we are unable to manage our growth, or if we are unable to attract and retain additional qualified management, our operations could be materially adversely affected.

We are Dependent Upon our Ability to Retain Qualified Personnel Technicians and any Shortage May Negatively Impact Our Business, Including Our Ability to Grow.

We are dependent upon an adequate supply of skilled HVAC technicians and plumbers to complete our contracts in our Boston, MA and Sacramento, CA markets in a timely manner. It may be expected, as we make acquisitions of other HVAC/Plumbing service providers engaged in new residential construction installation or make use of personnel with technical specialties in this area of expertise, that from time to time, especially during periods of significant growth in the housing sector in the markets in which we operate and in the future will operate, we may experience a shortage of qualified plumbers and HVAC technicians. We must compete with other HVAC and plumbing contracting companies for a limited supply of skilled technicians. As a result, our ability to increase productivity and profitability may be limited by our ability to employ, train and retain skilled technicians necessary to meet our anticipated growth requirements. In addition, labor shortages could result in wage increases, which could reduce operating margins and have a negative effect on our financial condition and results of operations. While we believe that we offer a competitive compensation and benefits package, there can be no assurance that our employees will continue their employment under present terms and as a result, there can be no assurance that:

-	we will be able to maintain the skilled labor force necessary to operate efficiently;

-	our labor expenses will not increase as a result of any shortage in the supply of skilled technicians; and

-	we will be able to grow during any period of labor shortage.

Due to Seasonality and Differing Regional Economic Conditions, Our Results May Fluctuate from Period to Period.

The HVAC/Plumbing industry is influenced by seasonal declines in operations and demand that affect the HVAC/Plumbing replacement and renovation business as well as the new construction business. These seasonal declines are due to weather, buying trends and other factors and typically result in reduced levels of HVAC/Plumbing activity during the first and fourth quarters of the calendar year. Our present business operations are limited to our Sacramento and Boston metropolitan area markets, which markets are subject to seasonal variations in operations and demand. Our revenues in the winter are typically significantly lower than in the period from May to August, which is the peak air conditioning season in both markets. As a result, our performance in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year. However, as we acquire additional HVAC/Plumbing service providers in other locations including warmer weather areas in the U.S., it may be expected that seasonality may have less of an impact on our results of operations from period to period. However, there can be no assurance that our future combined geographic, service and product mix will be sufficient to overcome any declines that may occur in the future or that other seasonal patterns will not emerge.

The Highly Competitive Nature of the HVAC/Plumbing Industry Could Affect Our Profitability by Reducing Our Profit Margins.

The HVAC/Plumbing service contracting industry is highly fragmented with many small and mid-sized owner-operated private companies competing in each market. In addition, we will be required to compete with larger regional companies that operate in several markets and states, as well as with other companies, including public and large private companies that operate nationally serving the residential HVAC market, having far longer operating histories and far greater financial, personnel and other resources. Such larger public and private companies have grown their businesses through acquisition programs similar to our acquisition plan and it may be expected that we will face competition in pursuing desirable acquisition candidates. We expect that we will also compete in the future with companies that will offer customers a greater range of services than we will provide or who have lower overhead cost structures, and therefore will be able to provide comparable service at lower rates. We may also face competition from former employees of both our Sacramento and Boston area operations, as well as from future operations in new markets, who are familiar with our current and future employees, customers, pricing structure and operational practices. If we are unable to offer our services at competitive prices or if we have to reduce prices to remain competitive, our future profitability would be impaired.

Our Operations are Subject to Physical Hazards Associated with the Installation and Repair of HVAC Systems; if an Accident Occurs It Could Adversely Affect Our Business.

The nature of our business exposes us to potential claims for personal injury or death resulting from injuries to employees and other persons, transportation accidents, property damage and negligence, intentional misconduct or defective materials or workmanship in connection with the installation, repair or maintenance of HVAC/plumbing systems. Claims could arise from the presence of mold in structures that contain HVAC/plumbing systems that we have installed or may install in the future. We will implement and maintain an active mold remediation program in place to respond to any potential future claims. There can be no assurance that the amount of any mold claims will not exceed insurance coverage limits. Future claims by customers may be based on the warranties we provide with respect to materials or workmanship or may be based on common law as well as state statutes relating to the conduct of HVAC/plumbing contractors. Although our operations are and will continue to be covered by comprehensive insurance, subject to deductibles and policy limits, certain types of claims, such as claims for punitive damages or damages arising from intentional misconduct, are generally not covered by insurance. There can be no assurance that any future claims would not exceed the amount of our insurance coverage or that such insurance will continue to be available on economically reasonable terms, if at all.

The Loss of a Group of Key Management Personnel, Either at the Corporate or Operating Level, Could Adversely Affect Our Business.

The loss of key management personnel at the corporate level and/or at our operating subsidiaries’ locations could have an adverse effect on our business, financial condition and results of operations. Our operations depend on the continued efforts of our current and future executive officers, senior management and management personnel at each of our Service Centers. One of the primary criteria that we use in our evaluation of potential acquisition candidates is the quality of their management and while our acquisition negotiation process includes the retention of qualified management, we cannot guarantee that any member of management of an acquired business will continue to remain in their capacity for any particular period of time. Our subsidiaries service operations are managed on a decentralized basis at the local level and our results of operations will depend on the efforts, business contacts and experience of the management teams of our operating locations. At present, we do not maintain key man life insurance on any key personnel.

Our Results of Operations Could Be Adversely Affected as a Result of Goodwill Amortization or Write-Offs.

When we acquire a business, we may record an asset called "goodwill" equal to the excess amount we pay for the business, including liabilities assumed, over the fair value of the tangible assets of the business we acquire. Pursuant to generally accepted accounting principles, we would be required to amortize this goodwill, if traceable to specific items such as a customer base, over its estimated useful life following the acquisition, which would directly impact our earnings. Furthermore, we would be required to continually evaluate whether events or circumstances have occurred which indicate that any intangible assets such as goodwill may become impaired and subsequently require adjustments against earnings.

Past and future environmental, safety and health regulations combined with governmental laws and regulations could impose significant additional costs on us that reduce our profits and consequently adversely affect our business operations .

HVAC systems are subject to various environmental statutes and regulations, including the Clean Air Act and those regulating the production, servicing and disposal of certain ozone depleting refrigerants used in HVAC systems. There can be no assurance that the regulatory environment in which we operate will not change significantly in the future. Various local, state and federal laws and regulations impose licensing standards on technicians who install and service HVAC systems. Our failure to comply with these laws and regulations could subject us to substantial fines and potentially the loss of our licenses.

It is impossible to predict the full nature and effect of judicial, legislative or regulatory developments relating to health and safety regulations and environmental protection regulations applicable to our operations. Most states require that at least one employee be a licensed master, and many jurisdictions in which we will operate also regulate the number and level of license holders who must be present on a construction site during the installation of plumbing and mechanical systems. Some jurisdictions in which we will operate will require us to obtain a building permit for each plumbing or mechanical project. In addition, we must comply with labor laws and regulations.

Environmental Health and Safety.

We are subject to safety standards established and enforced by the Occupational Safety and Health Administration as well as various environmental laws and regulations relating to the use, storage, transportation and disposal of various materials. Our HVAC and refrigeration systems work is subject to additional restrictions and regulations governing the availability, handling and recycling of various refrigerants due to the phase-out of ozone-depleting substances under the Montreal Protocol and the Clean Air Act.

Clean Air Act.

HVAC systems are subject to various environmental statutes and regulations, including, but not limited to, laws and regulations implementing the Clean Air Act, as amended (the "Clean Air Act"), relating to minimum energy efficiency standards of HVAC systems and the production, servicing and disposal of certain ozone depleting refrigerants used in such systems. Both our Sacramento and Boston markets and additional markets in which we will operate are also subject to various federal, state and local environmental regulations, including laws and regulations governing the generation of hazardous substances and maintenance of underground storage tanks, among other laws and regulations. As we enter into new markets, we expect that we will become subject to additional regulations. There can be no assurance that the regulatory environment in which we presently operate or will operate in the future will not change significantly in the future, which could adversely affect our business. Various local, state and federal laws and regulations, including, but not limited to, laws and regulations implementing the Clean Air Act, impose licensing standards on technicians who service HVAC units. While the installers and technicians presently employed by us are duly certified by applicable local, state and federal agencies and have been able to meet or exceed such standards to date, there can be no assurance that they will be able to meet stricter standards if adopted in the future. In addition, installers must comply with local building codes when installing HVAC units in residences and commercial buildings. In some states, warranties provided for in our service agreements may be deemed insurance contracts by applicable state insurance regulatory agencies, thereby subjecting our business including our service agreements to the insurance laws and regulations of any such state.

Actual and potential claims, lawsuits and proceedings could ultimately reduce our profitability and liquidity and weaken our financial condition.

We are likely to continue to be named as a defendant in legal proceedings claiming damages from us in connection with the operation of our business. Most of the actions against us arise out of the normal course of our performing services on work sites. We also are and are likely to continue to be a plaintiff in legal proceedings against customers, in which we seek to recover payment of contractual amounts due to us as well as claims for increased costs incurred by us. When appropriate we establish provisions against certain legal exposures, and we adjust such provisions from time to time according to ongoing developments related to each exposure. If in the future our assumptions and estimates related to such exposures prove to be inadequate or wrong, we could experience a reduction in our profitability and liquidity and a weakening of our financial condition. In addition, claims, lawsuits and proceedings may harm our reputation or divert management resources away from operating our business.

Our recent and future acquisitions may not be successful.

We expect to continue to pursue extremely selective acquisitions of businesses. We cannot assure you that we will be able to locate acquisitions or that we will be able to consummate any such transactions on terms and conditions acceptable to us, or that such transactions will be successful. Acquisitions may expose us to additional business risks that are different than those we have traditionally experienced. We also may encounter difficulties integrating acquisitions and successfully managing the growth we expect to experience from these acquisitions.

Earnings for future periods may be affected by impairment charges.

Because we have grown in large part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. We perform an annual goodwill impairment review in the fourth quarter of every fiscal year. In addition, we perform a goodwill impairment review whenever events or changes in circumstances indicate the carrying value may not be recoverable. As a result of our goodwill impairment review in the fourth quarter of 2006, we recorded no impairment charges for 2006. At some future date, we may determine that a significant impairment has occurred in the value of our unamortized intangible assets or fixed assets, which could require us to write off an additional portion of our assets and could adversely affect our financial condition or our reported results of operations.

Failure or circumvention of our disclosure controls and procedures or internal controls over financial reporting could seriously harm our business.

We plan to continue to maintain and strengthen internal controls and procedures to enhance the effectiveness of our disclosure controls and internal controls over financial reporting. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, and not absolute, assurances that the objectives of the system are met. Any failure of our disclosure controls and procedures or internal controls over financial reporting could harm our financial condition and results of operations.

Failure to successfully comply with Section 404 of the Sarbanes-Oxley Act of 2002 on a timely basis could seriously harm our business.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on our internal controls over financial reporting and also requires our independent registered public accountants to attest to this report. Although we have historically been able to successfully comply with Section 404, in the future, we may not be successful in complying with Section 404 on a timely basis. The failure to comply with Section 404 could harm our financial condition and results of operations.

RISK FACTORS RELATED TO MARKET OF OUR COMMON STOCK

Market prices of our equity securities can fluctuate significantly.

The market price of our common stock may change significantly in response to various factors and events beyond our control. A variety of events may cause the market price of our common stock to fluctuate significantly, including the following: (i) the risk factors described in this Report on Form 10-KSB; (ii) a shortfall in operating revenue or net income from that expected by securities analysts and investors; (iii) changes in securities analysts’ estimates of our financial performance or the financial performance of our competitors or companies in our industry generally; (iv) general conditions in the economy as a whole; (v) general conditions in the securities markets; (vi) our announcements of significant contracts, milestones, acquisitions; (vii) our relationship with other companies; (viii) our investors’ view of the sectors and markets in which we operate; and (ix) additions or departures of key personnel. Some companies that have volatile market prices for their securities have been subject to security class action suits filed against them. If a suit were to be filed against us, regardless of the outcome, it could result in substantial costs and a diversion of our management’s attention and resources. This could have a material adverse effect on our business, results of operations and financial condition.

There is a limited Trading Market for our Common Stock.

Our common stock is subject to quotation on the NASD OTCBB. Recently, there has been limited trading activity in our common stock. There can be no assurance that a more active trading market will commence in our securities. Further, in the event that an active trading market commences, there can be no assurance as to the level of any market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

Dividends.

We do not expect to pay dividends in the immediate future. The payment of dividends, if any, will be contingent upon our future revenues and earnings, capital requirements and general financial condition. The payment of any dividends will be within the discretion of our board of directors. It is our intention to retain earnings for use in the business operations and accordingly, we do not anticipate that the Company will declare any dividends in the near future.

Possible Issuance of Additional Securities.

Our Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock and 1,000,000 shares of preferred stock. At December 31, 2006, we had 98,548,618 shares of common stock outstanding and 998,086 preferred shares outstanding. Pursuant to the action of our Board of Directors and the consent of shareholders, and our definitive information statement on Schedule 14A, our authorized capital stock is being increased by filing articles of amendment to our articles of incorporation to increase our authorized shares of common stock from 100,000,000 shares to 150,000,000 shares and preferred stock from 1,000,000 shares to 3,000,000 shares. In connection with the authorization of any future acquisitions, management incentive plans or otherwise, it may be expected that we will issue additional shares of common and/or preferred stock. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests in the Company. The issuance of additional shares of common stock may adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

Compliance with Penny Stock Rules.

Our securities are currently considered a "penny stock" as defined in the Exchange Act and the rules there under, since the price of our shares of common stock is currently less than $5. Unless our common stock is otherwise excluded from the definition of "penny stock," the penny stock rules apply with respect to that particular security. The penny stock rules require a broker-dealer prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock is subject to the penny stock rules, it may become more difficult to sell such securities. Such requirements, if applicable, could additionally limit the level of trading activity for our common stock and could make it more difficult for investors to sell our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  DESCRIPTION OF PROPERTY

We lease the real property and buildings from which we operate. Our HVAC subsidiaries’ facilities are located in Massachusetts and California and consist of offices, shops, maintenance and warehouse facilities. The leases for our California subsidiaries are for 4,000 square feet in Sacramento on a month-to-month basis at an annual rental of $32,400 and 4,000 square feet in Riverbank on a month-to-month basis at an annual rental of $21,600. Our Massachusetts subsidiary leases 12,000 square feet through January 31, 2010 at an annual rental of $90,000. The Company paid its Massachusetts’ location rent under during 2006 and 2005 to an employee of the Company, who is President of the Buckeye’s wholly owned subsidiary, HACS. The rents paid HACS and terms under the sublease are the same as was paid prior to its acquisition.. Our WWMPC subsidiary leases its premises of 400 square feet annual rental of $7,785.These premises, except for HACS, are leased from individuals or entities with whom we have no other business relationship.

To maximize available capital, we generally intend to continue to lease our properties, but may consider owning properties where we believe ownership would be more economical. We believe that our facilities are sufficient for our current needs.

We lease 400 square feet for our executive and administrative offices in San Diego, CA from an unaffiliated third party at an annual rental of $9,600.

These premises are leased from individuals or entities with whom we have no other business relationship. Leased premises range in size from approximately 4,000 square feet to 12,000 square feet. To maximize available capital, we generally intend to continue to lease our properties, but may consider owning properties where we believe ownership would be more economical. We believe that our facilities are sufficient for our current needs.

ITEM 3.  LEGAL PROCEEDINGS

We are subject to certain claims and lawsuits arising in the normal course of business. We maintain various insurance coverages to minimize financial risk associated with these claims.

We have estimated and provided accruals for probable losses and related legal fees associated with certain of our litigation in our consolidated financial statements. While we cannot predict the outcome of these proceedings, in our opinion and based on reports of counsel, any liability arising from these matters individually and in the aggregate will not have a material effect on our operating results or financial condition, after giving effect to provisions already recorded.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the last quarter of 2006, there was no matter submitted to a vote of our security holders. On March 29, 2007, pursuant to a definitive information statement on Schedule 14C, the board of directors with the consent of the holders of a majority of our common stock and preferred stock, approved the increase in our authorized shares of common stock from 100,000,000 shares to 150,000,000 shares and the increase in our authorized shares of preferred stock from 1,000,000 shares to 3,000,000 shares.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the reported high and low sales prices of our Common Stock for the quarters indicated as traded on the Over The Counter Bulletin Board market. Our Common Stock is traded under the symbol BEYV:

	High	Low
First Quarter, 2004	$0.05	$0.03
Second Quarter, 2004	$0.06	$0.04
Third Quarter, 2004	$0.40	$0.05
Fourth Quarter, 2004	$0.18	$0.10
First Quarter, 2005	$0.18	$0.08
Second Quarter, 2005	$0.25	$0.09
Third Quarter, 2005	$0.21	$0.12
Fourth Quarter, 2005	$1.30	$0.17
First Quarter, 2006	$0.97	$0.35
Second Quarter, 2006	$0.55	$0.25
Third Quarter, 2006	$0.35	$0.15
Fourth Quarter, 2006	$0.25	$0.06

As of December 29, 2006, there were 806 stockholders of record of our Common Stock, and the last reported sale price on that date was $.20 per share. The Company has not declared cash dividends on its Common Stock and does not intend to do so in the foreseeable future. If the Company generates earnings, management’s policy is to retain such earnings for further business development. It plans to maintain this policy as long as necessary to provide funds for the Company’s operations. Any future dividend payments will depend upon the full payment of any required Preferred Stock dividends, the Company’s earnings, financial requirements and other relevant factors, including approval of such dividends by the Board of Directors.

Recent Sales of Unregistered Securities

In April and May 2006, BEYV sold 1,980,000 restricted shares of BEYV Common Stock (provided by the two former BVI stockholders) to 11 accredited investors at a price of $.25 per share, or $495,000 total.

In June 2006, the Company issued 85,759 restricted shares of BEYV common stock for cash and services.

In January 2006 and February 2006, prior to closing of the Share Exchange Agreement on February 22, 2006 (effective March 1, 2006), WWMO authorized the issuance of 277,859 shares of common stock to nine individuals for cash considerations and services.

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

The Company believes that the issuances and sale of the restricted shares were exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. The recipients in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions.

Issuer Purchases of Equity Securities

None.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this annual report on Form 10-KSB. Also see “Forward-Looking Statements” discussion.

Introduction and Overview

We are a national provider of residential heating, ventilation and air conditioning (“HVAC”) installation, maintenance, repair and replacement services within the mechanical services industry. The services we provide address a very broad need in the residential market. We operate primarily in the residential HVAC markets and perform most of our services within residences. In addition to standard HVAC services, we provide specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing.

Nature and Economics of Our Business

Approximately 95% of our revenues are earned in the replacement or maintenance of existing residential heating and cooling systems. Customers hire us to ensure such systems deliver specified or generally expected heating, cooling, conditioning and circulation of air in their homes. This entails installing core system equipment such as packaged heating and air conditioning units. We also typically install connecting and distribution elements such as piping and ducting. Our responsibilities usually require conforming the systems to pre-established engineering drawings and equipment and performance specifications, which we frequently participate in establishing.

As presented by the nationally recognized research firm First Research, demand for HVAC and plumbing contractors can be sharply different in local markets, depending on the level of local residential and commercial construction. For example, in the first five months of 2006, total construction was up 17 percent in the West, 7 percent in the Midwest, but only 5 percent in the Northeast and 4 percent in the South, according to McGraw-Hill Construction. Construction activity in a city or region can change dramatically from year to year. We believe that by consolidating certain company-wide resources, we are better able to meet the seasonal and construction challenges before us.

When competing for project business, we usually estimate the costs we will incur on a project, then propose a bid to the customer that includes a contract price and other performance and payment terms. Our bid price and terms are intended to cover our estimated costs on the project and provide a profit margin to us commensurate with the value of the installed system to the customer, the risk that project costs or duration will vary from estimate, the schedule on which we will be paid, the opportunities for other work that we might forego by committing capacity to this project, and other costs that we incur more broadly to support our operations but which are not specific to the project.  Typically customers will seek bids from competitors for a given project. While the criteria on which customers select the winning bid vary widely and include factors such as quality, technical expertise, on-time performance, post-installation or maintenance support and service, and company history and financial strength, we believe that price is the most influential factor for most customers in choosing an HVAC installation and service provider.

After a customer accepts our bid, we generally enter into a contract with the customer that specifies what we will deliver on the project, what our related responsibilities are, and how much and when we will be paid. Our overall price for the project is typically set at a fixed amount in the contract, although changes in project specifications or work conditions that result in unexpected additional work are usually subject to additional payment from the customer via what are commonly known as change orders.

Labor and overhead costs account for the majority of our cost of service. Accordingly, labor management and utilization have the most impact on our operational performance. Given the fixed price nature of much of our project work, if our initial estimate of project costs is wrong or we incur cost overruns that cannot be recovered in change orders, we can experience reduced profits or even significant losses on fixed price project work.

We also perform some project work on a cost-plus or a time and materials basis, under which we are paid our costs incurred plus an agreed-upon profit margin. These margins are typically less than fixed-price contract margins because there is less risk of unrecoverable cost overruns in cost-plus or time and materials work.

Our average job takes less than a week to complete, with an average contract price of approximately $12,000. Our customers generally pay via personal credit cards or financing. In addition to residential HVAC installation work, approximately 15% of our revenues represent maintenance and repair service on already-installed HVAC systems. This kind of work usually takes from a few hours to a few days to perform. Prices to the customer are usually based on the equipment and materials used in the service as well as technician labor time. We usually bill the customer for service work when it is complete, typically with payment terms of up to thirty days. We also provide maintenance and repair service under ongoing contracts. Under these contracts, we are paid regular monthly or quarterly amounts and provide specified service based on customer requirements. These agreements typically cover periods ranging from one to three years and are cancelable on 30 to 60 days notice.

A relatively small but growing portion of our revenues comes from windows installation and plumbing services. Windows represents an extension of the company’s larger goal of providing a greater energy consciousness to the residential consumer. By replacing older less energy conservative windows with better energy saving windows, the consumer benefits financially over time as does the general public through the reduction in use of scarce energy in heating and cooling activities. Plumbing contractors install bathroom and kitchen fixtures and the associated pipes in residential or commercial buildings, and may also install gas appliances and pipe work. It is management’s intent to merge a viable plumbing operation with the HVAC operations at all locations. Part of our mission and vision is to become recognized by residential consumers as a dependable source for controlling their overall home energy needs.

Profile and Management of Our Operations

Buckeye Ventures, Inc. is in the business of building a nationally recognized Heating, Ventilation and Air Conditioning company under the name of Energy King. The overall management philosophy is to seek our specific regions across the United States and locate candidate companies for acquisition. Hubs, or defined regional areas for growth are identified. Then companies within the geographic region are identified for acquisition. With the hub in the middle as the initial profit center providing central training, development and coordination to acquisitions in that region, the spokes or individual locations outside of the hubs extend the services of Energy King throughout the area.

The individual acquisitions are provided standardized support in training, reporting, and revenue efforts. Management feels the local HVAC company that has been acquired is able to grow its business over twenty-five percent a year with the proper support. Management believes that with increased buying power, costs can be reduced for equipment, vehicles, insurance, employee benefits and more. With the combined assets of companies across the United States, management will be able to offer better benefits to its employees than they could obtain elsewhere in the industry. With built-in support structures regionally to build morale and teamwork, management is motivated to allow greater autonomy in the daily operations of its subsidiaries than previously seen in typical corporate structures. Through operational support, by monitoring operations, maintaining strong internal controls, and by providing training to take the local companies to higher levels of sales, management wants its subsidiaries to be as independent as possible.

At Buckeye Ventures, our mission is to become the leading national brand of residential comfort services contractors by acquiring the industry’s most outstanding operators, sharing best practices, offering the most ethical and professional services and providing solutions that meet our customers’ needs and exceed their expectations.

Our vision at Buckeye Ventures is to provide a safe, productive and rewarding work environment for our employees across the country through a commitment to the public and our families to make every home more energy efficient through the combined synergies of professional technical expertise in Heating, Ventilation and Air Conditioning services with the use of cost efficient windows, sealants and plumbing services.

We manage our operations based on a variety of factors. Financial measures we emphasize include profitability, and use of capital as indicated by cash flow and by other measures of working capital principally involving project cost, billings and receivables. We also monitor selling, general, administrative and indirect job support expense, workforce size and mix, growth in revenues and profits, variation of actual job cost from original estimate, and overall financial performance in comparison to budget and updated forecasts. Operational factors we emphasize include job selection, estimating, pricing, management and execution practices, labor utilization, safety, training, and the make-up of both existing jobs as well as new business being pursued, in terms of job size, technical application and location of the work.

Most of our operations compete on a local or regional basis. Attracting and retaining effective managers is an important factor in our business, particularly in view of the relative uniqueness of each market and operation, the importance of relationships with customers, and the high degree of competition and low barriers to entry in most of our markets. Accordingly, we devote considerable attention to operating job management quality, stability, and contingency planning, including related considerations of compensation, and non-competition protection where applicable.

Economic and Industry Factors

As an HVAC, plumbing and windows services provider, we operate in the broader residential industry and are affected by trends in this sector. While we do not have operations in all major cities of the US, we believe our regional presence in the Boston, MA and Sacramento, CA areas is sufficiently large that we experience trends in demand for and pricing of our services that are consistent with trends in those regional sectors. As a result, we monitor the views of major construction sector forecasters along with macroeconomic factors they believe drive the residential sector, including trends in gross domestic product, interest rates, business investment, employment, demographics, and the general fiscal condition of federal, state and local governments. Per the research organization, First Research, The overall construction market expanded in 2006, which provides new construction project opportunities for HVAC and plumbing contractors. The total value of construction put in place through the first three quarters of 2006 jumped 6.6 percent over the previous year. The Company believes that the current economic environment is favorable relative to the activity levels of recent years.

Operating Environment and Management Emphasis

Each of the current three locations are semi-autonomous in their operations. The Vice President of Operations is the head over all subsidiary operations at the present. The business model being implemented focuses on using existing personnel to implement a proven technique of training technicians and installers as well as reporting to increase sales and profits. In HACS and Energy King thus far, the former management team and staff have remained after the acquisition. Emphasis on lead generation and advertising has led to more sales at each location. Now, there is a momentum to introduce plumbing and windows into the locations. Management is focused on the development of its employees to see higher productivity through greater motivation and greater customer satisfaction as a result.

Critical Accounting Policies

In response to the Commission’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we identified our critical accounting policies based upon the significance of the accounting policy to our overall financial statement presentation, as well as the complexity of the accounting policy and our use of estimates and subjective assessments. We have concluded that our most critical accounting policy is our revenue recognition policy.

As discussed elsewhere in this annual report on Form 10-K, our business has two service functions: (i) installation, and (ii) maintenance, repair and replacement, which we account for as the services are performed. In addition, we identified other critical accounting policies related to our allowance for doubtful accounts receivable, valuation of deferred tax assets and the assessment of goodwill impairment. These accounting policies, as well as others, are described in Note 2 to the Consolidated Financial Statements included elsewhere in this annual report on Form 10-K.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Buckeye Ventures, Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Accounts receivable

The Company provides an allowance for uncollectible trade receivable balances for all specific account balances that are considered uncollectible. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. An appropriate allowance for doubtful accounts is included in accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited due to the nature of the Company's receivables.

Accounting for Allowance for Doubtful Accounts

We are required to estimate the collectibility of accounts receivable and provide an allowance for doubtful accounts for receivable amounts we believe we will not ultimately collect. This requires us to make certain judgments and estimates involving, among others, the creditworthiness of the customer, our prior collection history with the customer, ongoing relationships with the customer, the aging of past due balances, our lien rights, if any, in the property where we performed the work, and the availability, if any, of payment bonds applicable to our contract. These estimates are re-evaluated and adjusted as additional information is received.

Inventory

Inventories consist of parts and supplies that the Company purchases and holds for use in the ordinary course of business and are stated at the lower of cost or market using the first-in, first-out method.

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

The Company files a consolidated return for federal income tax purposes. Income taxes are provided for under the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes,” which takes into account differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets represent the tax effect of activity that has been reflected in the financial statements but which will not be deductible for tax purposes until future periods. Deferred tax liabilities represent the tax effect of activity that has been reflected in the financial statements but which will not be taxable until future periods. The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain. The Company performs this evaluation each quarter. Estimations of required valuation allowances include estimates of future taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the activity underlying these assets becomes deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income differs from the estimates, the Company may not realize deferred tax assets to the extent it has estimated.

Application of critical accounting policies

Our financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies.

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

SFAS No. 139, Accounting by Producers or Distributors of Films, is effective for financial statements for fiscal years beginning after December 15, 2000. Comprehensive accounting guidelines for films is presented in Statement of Position (SOP) 00-2, Accounting by Producers or Distributors of Films. SOP 00-2 presents accounting, reporting, and disclosure requirements for the motion picture industry, aimed at codifying the practice of timing revenue recognition, classifying film costs, and estimating future performance. In June 2000, FASB issued SFAS 139, which rescinded SFAS 53, Financial Reporting by Producers and Distributors of Motion Picture Films, and amended several other statements in order to incorporate the guidance in SOP 00-2. Criteria for revenue recognition are established along with costs and expenses. Capitalization of film costs are covered as well as ultimate revenue estimates from the exploitation, exhibition, and sales of a film in all markets and territories over the entire revenue time horizon are covered. Specific items relative to Buckeye Ventures, Inc. include guidance on revenue recognition, related costs and the valuation of film libraries through the calculation of ultimate revenue for previously released films acquired as part of a film library.

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

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in August 2001, which is effective for years beginning after December 15, 2001. It supersedes SFAS 121, replaces the accounting and reporting provisions of APB 30, and amends ARB 51 on consolidated financial statements. SFAS 144 retains the SFAS 121 requirements to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows, and to measure an impairment loss as the difference between the carrying amount and the fair value of the asset. Indications of asset impairment at the lowest level at which independent cash flows can be identified for specific assets or groups of assets, is the focus of SFAS 144. If there are indications of impairment, estimates of fair value (usually future cash flows) are compared to the carrying value of the assets. For the purpose of SFAS 144, impairment exists when the carrying amount of a long-lived asset (or asset group) exceeds its fair value. An impairment loss is recognized only if the carrying amount of a long-lived asset (or asset group) is not recoverable and exceeds its fair value. If the undiscounted cash flows are less than the carrying value, then the asset must be written down to fair value.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs”. This Statement amends the guidance in ARB No. 43 Chapter 4 Inventory Pricing, to require items such as idle facility costs, excessive spoilage, double freight and rehandling costs to be expensed in the current period, regardless if they are abnormal amounts or not. This Statement became effective for us in the first quarter of 2006. The adoption of SFAS No. 151 has not had a material impact on our financial condition, results of operations, or cash flows.

Results of Operations (in thousands):

ITEM 6A.  SELECTED FINANCIAL DATA

Table 1 - Historical Results

The following selected historical financial data has been derived from the audited financial statements of the Company and should be read in conjunction with the historical Consolidated Financial Statements and related notes.

	Year Ended December 31,
	2005		2006
Revenues	$2,064,197	100.0%	$7,719,649	100.0%
Cost of services	1,328,906	64.4%	4,508,533	58.4%
Gross profit	735,291	35.6%	3,211,116	41.6%
Selling, general and administrative expenses	1,022,799	49.5%	4,125,518	53.4%
Operating income (loss)	(287,508)	(13.9)%	(914,402)	(11.8)%
Interest expense, net	(13,508)	(0.7)%	(139,787)	(1.8)%
Other income (expense)	—	—	90,822	1.2%
Income (loss) before income taxes	(201,016)	(14.6)%	(963,367)	(12.5)%
Income tax expense (benefit)	(10,358)	(0.5)%	(10,599)	(0.0)%
Income (loss) from continuing operations	(311,374)	(15.1)%	(973,966)	(12.6)%
Extraordinary item from acquisition of Heating and Air Conditioning Services, Inc.	114,532	5.52%	—
Net income (loss)	$(196,842)	(9.5)%	$(973,966)	(12.6)%

Income (loss) per share - basic and diluted
Income (loss) from continuing operations	(0)		(0.1)

Extraordinary item from acquisition of Heating and Air Conditioning Services, Inc.	0		—
Net income (loss)	(0)		(.01)
Diluted—
Income (loss) from continuing operations	(0)	0	(.01)
Extraordinary item from acquisition of Heating and Air Conditioning Services, Inc.	0		—
Net income (loss)	(0)		(.01)
Cash dividends per share	—		—
BALANCE SHEET DATA:
Total current assets	1,081,218		1,346,052
Total assets	1,278,333		7,973,590
Total current liabilities	1,353,785		2,134,777
Total non-current liabilities	46,390		4,093,292
Total stockholders’ equity	(121,842)		1,745,521
Working capital	(272,567)		(788,725)

Table 2 - Quarterly Results of Operations (Unaudited)

Quarterly financial information for the year ended December 31, 2006 is summarized as follows:

	2006
	Q1	Q2	Q3	Q4
Revenues	$956,601	$1,515,747	$1,416,660	$3,830,641
Gross profit	$325,546	$494,416	$604,577	$1,786,577
Operating income (loss)	$(130,771)	$(207,032)	$(312,411)	$(264,188)
Income (loss) from continuing operations	$(156,101)	$(217,953)	$(319,184)	$(973,966)
Net income	$(156,101)	$(217,953)	$(319,184)	$(973,966)
Income (loss) per share - basic and diluted	(0)	(0)	(0)	(.01)

The sums of the individual quarterly earnings per share amounts do not necessarily agree with year-to-date earnings per share as each quarter’s computation is based on the weighted average number of shares outstanding during the quarter, the weighted average stock price during the quarter and the dilutive effects of options, warrants, and contingently issuable restricted stock in each quarter.

The started out with one HVAC company, Heating and Air Conditioning Services, Inc. in Boston, MA. The East Coast cyclical downside of January can be seen as the sales increased in the second quarter due to the carry-over of the cold season extending into May. September saw a decline in sales as the summer season tempered the end of the third quarter. With the warmer months of October, it took late November to begin seeing increased sales due to the cold season.

The fourth quarter also saw Energy King, Inc. (EKIS) in Sacramento, CA become Buckeye’s second acquisition. The combined revenues of HACS and EKIS propelled the company to $3,830,641 for the quarter ended December 31, 2006 and $7,719,649 for the year.

The Company’s goal is to have independently profitable operations contributing positively to the future of Buckeye’s stockholders. The fourth quarter of 2006 began to see the positive effects of implementing the business model designed by Buckeye’s founders and management team. By building a solid and highly confident team of installers and technicians motivated to provide quality service to customers, sales do increase. By focusing on all expense levels to controls costs, profits will be realized. With more acquisitions, the economies of scale increase and profitability is enhanced.

2006 Compared to 2005

This is the first full year of operations for Buckeye Ventures, Inc. as and HVAC company. Consequently, only limited comparisons can be made between 2006 and 2005. The share exchange merger with WWMPC on March 1, 2006, made Buckeye a publicly traded company. More importantly, as presented in the Buckeye mission statement, the film distribution aspects of WWMPC are not part of the Company’s primary line of business. The revenues of WWMPC represented less than .1% of the total consolidated net revenues for 2006 with no expectations of improved revenue generation at this time and are not separated from the following comparisons.

Revenues—Revenues increased significantly in 2006 from 2005 for two primary reasons. First, twelve months of HACS were included in 2006 and only five months in 2005. Secondly, effective October 1, 2006, the revenues of EKIS were included in Buckeye’s consolidated revenues. The effects of the two acquisitions during 2006 is noticeable from the $5,655,452 increase in revenues in 2006 over 2005.

Cost of Sales—Cost of sales as a percentage of revenues decreased by 6% in 2006 over 2005. Through the application of Buckeye’s business model, greater emphasis is placed on cost controls such as volume discounts with vendors. Attention is given to every level of spending, and particularly to the costs associated with the services provided. Most of the cost savings came in HACS through improved business relationships with vendors. It is Buckeye’s goal to maintain Cost of sales below 58% of net revenues.

Gross Profit—Gross profit increased $2,475,825 for the same reasons as revenues. The truly encouraging number is the 6% increase of Gross Profit in 2006 over 2005. As just explained, by controlling costs, the Company has greater resources to build the business. With a target Gross Profit of 42% of net revenues, management feels it is able to reach profitable operations.

Selling, General and Administrative Expenses (“SG&A”)—SG&A expenses increased $2,773,450 due primarily to the longer reporting period in 2006 over 2005 and the acquisition of EKIS. The increase of SG&A expenses as a percent of revenues is 9.3%. Marketing expenses, including payroll, advertising and other marketing, represented approximately 26% of total expenses in 2006. General and administrative salaries accounted for over 39% of 2006 expenses at $1,490,644 for the year. Professional fees, including legal, accounting and other, made up about 7.6% of expenses or $357,136. Rent expenses, including facilities, offices and storage areas, was about 3.4% of expenses or $128,945 in 2006. Communication expenses, including land and cellular phones, internet and facsimiles, made up about 2% of the 2006 expenses at $77,800. The cost of insurance for directors and officers, property, casualty and general was $193,469 or right at 5%. Outside services such as janitors and day labor, accounted for $32,687 or just less than 1%. As part of the mission of Buckeye, the CEO and others are required to travel and meet prospective acquisition candidates. Travel and entertainment expenses for 2006 were $54,008 or about 1.4% of expense. Gas and electric utilities for 2006 were $30,294, just under 1% of expenses. Waste management represents the cost of disposing of hazardous materials and was .5% or $19,072 for 2006.

Interest Expense, Net— Interest expense of $139,787 for 2006 is primarily from various notes payable related to operations and acquisitions.

Write off of debt costs— Bad debt expense accounted for about 1.6% of total expenses in 2006. This $59,624 was an act to cleanup the accounts receivable balances of HACS and EKIS. The company’s policy is to characterize receivables greater than ninety days past due as uncollectible.

Income Tax Expense— HACS paid $10,599 in Massachusetts state income tax for 2006. Buckeye has a NOL carry forward in excess of $600,000.

Outlook—Buckeye Ventures, Inc. is focused on acquiring more HVAC businesses in 2007 while taking steps to blend plumbing and window work with them. Emphasis will also be placed on identifying and instituting company wide economies of scale at every opportunity in providing cost saving measures through such areas as better insurance rates, vehicle purchasing power, equipment orders and employee benefits.

Liquidity and Capital Resources

For the twelve months ended December 31, 2006, the Company experienced a net loss of $(973,966). At December 31, 2006, the Company had $273,976 in cash and no cash equivalents. The HVAC, Media and Corporate segments incurred expense due to the share exchange/reverse acquisition.

At December 31, 2006, we had a working capital deficit of approximately ($788,725), compared to a working capital deficit of approximately ($272,567) at December 31, 2005. The ratio of current assets to current liabilities was 0.63:1 at December 31, 2006, and 0.80:1 at December 31, 2005. Cash flow used for operations during 2006 was $710,703.  The Company anticipates that its existing capital resources may be adequate to satisfy its capital requirements for the foreseeable future. However, to accomplish its planned future activities, it will need to acquire additional funds through public or private financings in the form of debt or equity.

In accordance with the Securities and Exchange Commission "Regulation D", and subject to Rule 144 restrictions, the Company issued 2,001,143 shares of its common stock for cash and 64,616 shares of its common stock for services in the second quarter ended June 30, 2006.

The Company's principal liquidity at December 31, 2006 included cash of $273,976 and $95,058 net accounts receivable. The Company's liquidity position remains sufficient enough to support on-going general administrative expense, strategic positioning, and the garnering of contracts and relationships.

Cash Flow— For the year ended December 31, 2006, we had negative cash flow from operations of $(710,703) as compared to a positive cash flow from operations of $46,052 in 2005. This decrease in cash flow resulted primarily from increased operational commitments to handle acquisitions and implementation of Buckeye’s business model. A Vice President of Operations was added along with a Controller and Vice President of Finance which involved increases in payroll, payroll taxes, insurance and travel expenses. With minimal increases in corporate level staff expected over the next year, the cash flow is anticipated be positive for 2008.

Our business does not require significant amounts of investment in long-term fixed assets. The substantial majority of the capital used in our business is working capital that funds our costs of labor and installed equipment deployed in project work until our customers pay us. Our average job duration generally allows us to complete the realization of revenue and earnings in cash well within a few months. Accordingly, we believe cash flow, by encompassing the company’s acquisition efforts, profit margins and the use of working capital over our approximately three month working capital cycle, is an effective measure of operating effectiveness and efficiency when considered in light of the company’s business plan for acquisitions and regional growth. Buckeye anticipates positive cash flows from operations in 2008.

Off-Balance Sheet Arrangements and Other Commitments—As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Our most significant off-balance sheet transactions include liabilities associated with noncancelable operating leases. We enter into noncancelable operating leases for many of our facility, vehicle and equipment needs. These leases allow us to conserve cash by paying a monthly lease rental fee for use of facilities, vehicles and equipment rather than purchasing them. At the end of the lease, we have no further obligation to the lessor. If we decide to cancel or terminate a lease before the end of its term, we would typically owe the lessor the remaining lease payments under the term of the lease.

The following recaps the future maturities of our contractual obligations as of December 31, 2006:

	Twelve Months Ended December 31,
	2007	2008	2009	2010	2011	Thereafter	Total
Operating lease obligations	$136,028	$100,211	$91,036	$7,500	—	—	$334,775

Buckeye Ventures, Inc. will enter into commitments of capital for items such as capital expenditures for vehicles, and the strategic acquisitions of HVAC and plumbing businesses. Regardless, it is reasonable to expect the Company to continue to maintain excess cash on its balance sheet.

Seasonality and Cyclicality

The HVAC industry is subject to seasonal variations. Specifically, the demand for new installation and replacement is generally lower during the winter months (the first quarter of the year) due to reduced construction activity during inclement weather and less use of air conditioning during the colder months. Demand for HVAC services is generally higher in the second and third calendar quarters due to increased construction activity and increased use of air conditioning during the warmer months. The west coast of the United States experiences longer periods of hot weather than the east coast. The east coast of the United States experiences longer periods of cold weather than the west coast. Accordingly, with some regional exceptions, we expect our revenues and operating results generally will be lower in the first and fourth calendar quarters.

Historically, the construction industry has been highly cyclical. As a result, our volume of business may be adversely affected by declines in new installation and replacement projects in various geographic regions of the United States.

New Accounting Pronouncements

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in August 2001, which is effective for years beginning after December 15, 2001. It supersedes SFAS 121, replaces the accounting and reporting provisions of APB 30, and amends ARB 51 on consolidated financial statements. SFAS 144 retains the SFAS 121 requirements to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows, and to measure an impairment loss as the difference between the carrying amount and the fair value of the asset. Indications of asset impairment at the lowest level at which independent cash flows can be identified for specific assets or groups of assets, is the focus of SFAS 144. If there are indications of impairment, estimates of fair value (usually future cash flows) are compared to the carrying value of the assets. For the purpose of SFAS 144, impairment exists when the carrying amount of a long-lived asset (or asset group) exceeds its fair value. An impairment loss is recognized only if the carrying amount of a long-lived asset (or asset group) is not recoverable and exceeds its fair value. If the undiscounted cash flows are less than the carrying value, then the asset must be written down to fair value.

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

ITEM 6B.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk primarily related to potential adverse changes in interest rates as discussed below. Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. We are not exposed to any other significant financial market risks including commodity price risk (except as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations”), foreign currency exchange risk or interest rate risks from the use of derivative financial instruments. The Company does not use derivative financial instruments.

We have limited exposure to changes in interest rates due to our lack of indebtedness for borrowed money. We are looking to establish banking relations for all of our operations through a single banking entity. One benefit of this consolidated effort will be to establish a line of credit (LOC) to avoid potential future borrowing requirements for operations and or acquisitions. The Company anticipates that its existing capital resources may be adequate to satisfy its capital requirements for the foreseeable future. However, to accomplish its planned future activities, it will need to acquire additional funds through public or private financings in the form of debt or equity.

ITEM 7.  FINANCIAL STATEMENTS

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

INDEX TO FINANCIAL STATEMENTS

	Page	Sequential Page Number
Buckeye Ventures, Inc.
Report of Independent Registered Public Accounting Firm	F-1	35
Consolidated Balance Sheets	F-2	36
Consolidated Statements of Operations	F-3	37
Consolidated Statements of Stockholders’ Equity	F-4	38
Consolidated Statements of Cash Flows	F-5	39
Notes to Consolidated Financial Statements	F-6 - F-22	40-56

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Buckeye Ventures, Inc.

I have audited the accompanying consolidated balance sheets of Buckeye Ventures, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2006 and for the period June 24, 2005 (inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Buckeye Ventures, Inc. and subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for the year ended December 31, 2006 and for the period June 24, 2005 (inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States.

The consolidated balance sheet of the Company at December 31, 2006 includes goodwill of $5,751,496. As more fully described in Note 8 to the consolidated financial statements, goodwill is tested periodically to determine that the respective balances are recoverable. The Company uses estimates of future income to assess the recoverability of these balances. Actual income may differ materially from such estimates.

/s/ Michael T. Studer CPA P.C.

Freeport, New York
April 12, 2007

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$273,976	$415,762
Accounts receivable, less allowance for doubtful accounts of $22,515 and $80,000, respectively	95,058	178,951
Other receivables	155,755	17,500
Inventories	554,837	377,303
Prepaid expenses	266,426	91,702
Total current assets	1,346,052	1,081,218
Property and equipment, net	415,044	109,615
Goodwill	5,751,496	—
Intangible assets, net	82,210	—
Other assets, primarily deposits	103,473	87,500
Deferred tax asset	275,315	—
Total assets	$7,973,590	$1,278,333
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$711,295	$330,178
Accrued expenses	593,081	324,362
Current portion of notes payable	637,500	269,226
Customer deposits and deferred revenue	192,901	25,019
Conditional Stock subscription receipts	—	405,000
Total current liabilities	2,134,777	1,353,785
LONG-TERM DEBT, NET OF CURRENT MATURITIES
Notes payable, net of current portion	4,069,148	46,390
Notes payable, related parties, net of current portion	24,144	—
Total long-term liabilities	4,093,292	46,390
Total liabilities	6,228,069	1,400,175
Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, authorized 1,000,000 shares: $.01 par value, 975,086 and 796,869 shares issued and outstanding, respectively	9,751	7,969
$10.00 par value, 23,000 and -0- shares issued and outstanding, respectively	230,000	—
Common stock, authorized 100,000,000 shares, $.001 par value; 98,548,618 and 79,792,001 shares issued and outstanding, respectively	98,549	79,792
Additional paid-in capital	2,578,029	(12,761)
Accumulated deficit	(1,170,808)	(196,842)
Total stockholders’ equity	1,745,521	(121,842)
Total liabilities and stockholders’ equity	$7,973,590	$1,278,333

The accompanying notes are an integral part of these consolidated financial statements.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Period June 24, 2005 (Inception) to December 31, 2005	Year Ended December 31, 2006
Revenues, net	$2,064,197	$7,719,649
Cost of services	1,328,906	4,508,533
Gross profit	735,291	3,211,116
Selling, general and administrative expenses	1,022,799	4,125,518
Operating income (loss)	(287,508)	(914,402)
Other income (expense)
Interest income	—	3,956
Other income	—	86,866
Interest expense	(13,508)	(139,787)
Total other income (expense)	(13,508)	(48,965)
Income (Loss) before income taxes	(301,016)	(963,367)
Income tax expense	10,358	10,599
Income (Loss) from continuing operations and before extraordinary item	(311,374)	(973,966)
Extraordinary item from acquisition of Heating & Air Conditioning Services, Inc.	114,532	—
Net Income (Loss)	$(196,842)	$(973,966)

Income (Loss) per share: Basic and diluted	$(.00)	$(.01)
Shares used in computing income (loss) per share:
Basic	79,792,001	95,678,737
Diluted	79,792,001	95,678,737

The accompanying notes are an integral part of these consolidated financial statements.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For The Year Ended December 31, 2006 and for the Period June 24, 2005 (Inception) to December 31, 2005

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Issuance of stock for services	796,869	$7,969	79,792,001	$79,792	$(12,761)	$—	$75,000
Net loss	—	—	—	—	—	(196,842)	(196,842)
Balance at December 31, 2005	796,869	$7,969	79,792,001	$79,792	$(12,761)	$(196,842)	$(121,842)
Issuance of Stock:
Share exchange reverse acquisition of World Wide Motion Pictures Corporation, effective March 1, 2006	201,217	231,782	18,670,858	18,671	1,706,922	—	1,957,375
Conditional stock subscription receipts reversed as a result of delivery of common stock by related parties	—	—	—	—	375,000	—	375,000
Sale of common stock of related parties for cash	—	—	—	—	495,000	—	495,000
Common stock issued for cash	—	—	21,143	21	6,179	—	6,200
Common stock issued for services	—	—	64,616	65	7,689	—	7,754
Net loss	—	—	—	—	—	(973,966)	(973,966)
Balance at December 31, 2006	998,086	$239,751	98,548,618	$98,549	$2,578,029	$(1,170,808)	$1,745,521

The accompanying notes are an integral part of these consolidated financial statements.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	June 24, 2005 (Inception) to December 31, 2005	Year Ended December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(196,842)	$(973,966)
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Extraordinary item	(114,532)	—
Stock compensation expense	75,000	7,754
Depreciation and amortization expense	10,118	63,635
Changes in operating assets and liabilities, net of effects of acquisitions—(Increase) decrease in—
Receivables, net	34,061	170,843
Inventories	102,969	(94,944)
Prepaid expenses and other current assets	(61,250)	(92,547)
Accounts payable	6,132	(121,260)
Accrued expenses	215,823	175,097
Customer deposits and deferred revenue	(25,427)	154,685
Net cash provided by (used in) operating activities	46,052	(710,703)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(119,733)	(154,840)
Proceeds from acquisition	(126,173)	181,326
Purchase of other assets	(87,500)	(56,790)
Net cash (used in) provided by investing activities	(333,406)	(30,304)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in notes payable	315,616	48,021
Proceeds from conditional stock subscription	387,500	50,000
Proceeds from sales of common stock	—	501,200
Net cash provided by financing activities	703,116	599,221
NET INCREASE IN CASH AND CASH EQUIVALENTS	415,762	(141,786)
CASH AND CASH EQUIVALENTS, at June 24, 2005 and beginning of year	—	415,762
CASH AND CASH EQUIVALENTS, end of year	$415,762	$273,976

Supplemental disclosures of cash flow information:
Interest paid	$226	$115,618
Income taxes paid	—	10,599
Non-cash investing and financing activities:
Reverse acquisition of World Wide Motion Pictures Corporation for stock	—	1,957,375
Acquisition of Energy King, Inc. for notes payable	$—	$3,900,000

The accompanying notes are an integral part of these consolidated financial statements.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

1 - BUSINESS AND ORGANIZATION

Buckeye Ventures, Inc. ("BEYV") was incorporated in Michigan under the name World Wide Motion Pictures Corporation ("WWMO") on December 9, 1980. Pursuant to a Share Exchange Agreement dated October 14, 2005 (which closed February 22, 2006 effective March 1, 2006), BEYV (then known as WWMO) acquired Buckeye Ventures, Inc. ("BVI") in a "reverse acquisition" transaction (see note 4) and accordingly the name was changed from WWMO to BEYV in April 2006. BEYV and collectively with its subsidiaries, the “Company”, is a national provider of comprehensive heating, ventilation and air conditioning (“HVAC”) installation, maintenance, repair and replacement services within the mechanical services industry. The Company operates primarily in the residential HVAC markets.

BVI was incorporated in Nevada on June 24, 2005 for the purpose of acquiring and operating businesses in the heating, ventilation and air conditioning ("HVAC") and plumbing service industries. On September 22, 2005 (effective July 31, 2005), BVI acquired its first HVAC subsidiary (see note 5).

The Share Exchange Agreement provided for the transfer of the assets and operations of WWMO to a WWMO subsidiary, World Wide Entertainment, whose name was subsequently changed to World Wide Motion Pictures Corporation ("WWMPC"). WWMPC and its media subsidiaries acquire, produce, finance, develop and distribute motion picture and television properties and render consulting services to the entertainment industry.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Buckeye Ventures, Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents

For purposes of the consolidated financial statements, the Company considers all liquid instruments purchased with original maturities of three months or less to be cash equivalents.

Accounts receivable

The Company provides an allowance for uncollectible trade receivable balances for all specific account balances that are considered uncollectible. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. An appropriate allowance for doubtful accounts is included in accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited due to the nature of the Company's receivables.

Accounting for Allowance for Doubtful Accounts

We are required to estimate the collectibility of accounts receivable and provide an allowance for doubtful accounts for receivable amounts we believe we will not ultimately collect. This requires us to make certain judgments and estimates involving, among others, the creditworthiness of the customer, our prior collection history with the customer, ongoing relationships with the customer, the aging of past due balances, our lien rights, if any, in the property where we performed the work, and the availability, if any, of payment bonds applicable to our contract. These estimates are re-evaluated and adjusted as additional information is received.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2006

Inventory

Inventories consist of parts and supplies that the Company purchases and holds for use in the ordinary course of business and are stated at the lower of cost or market using the first-in, first-out method.

Property and Equipment

Property and equipment are stated at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the expected life of the lease or the estimated useful life of the asset. Assets are depreciated over the following estimated useful lives:

Computer and equipment	3 to 7 years
Furniture and fixtures	3 to 7 years
Vehicles	3 to 5 years
Leasehold Improvements	7 to 10 years

Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated over the remaining useful life of the equipment. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in “Loss (gain) on sale of assets” in the statement of operations.

Goodwill

Goodwill represents the excess of the aggregate purchase price paid by the Company in acquisitions over the fair value of the net tangible and intangible assets acquired.

Long-Lived Assets

Long-lived assets are comprised principally of goodwill, property and equipment, and deferred income tax assets. The Company periodically evaluates whether events and circumstances have occurred that indicate that the remaining balances of these assets may not be recoverable. The Company uses estimates of future income from operations and cash flows, as well as other economic and business factors, to assess the recoverability of these assets. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment.

Revenue recognition and deferred revenue

The Company recognizes revenue when risk of loss and title to the product is transferred to the customer, which occurs at installation. Shipping and handling fees are included in sales. Payments received for uninstalled products are deferred until installation and are included in customer deposits and deferred revenues.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2006

Shipping and handling fees

Shipping and handling costs billed to customers are included in sales and the related costs are included in cost of goods sold.  Shipping and handling costs are charged to expense as incurred. Total shipping and handling costs of $4,460 were recorded for the year ended December 31, 2006.

Concentration of suppliers

The Company has a wide array of vendors to purchase products from. Interruption in the Company's supply sources would not impact the Company's ability to meet customer demand or adversely affect future operating results.

Warranty Costs

The Company typically warrants labor for the first year after installation on new HVAC systems. The Company generally warrants labor for 30 days after servicing of existing HVAC systems. A reserve for warranty costs is estimated and recorded based upon the historical level of warranty claims and management’s estimate of future costs.

Earnings (loss) per share

Basic earnings (loss) per common share (EPS) are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. As of December 31, 2006 and 2005, the Company had notes payable with convertible opportunities after specified periods of time into shares of common stock, They are potentially dilutive common shares but are not included in the computation of diluted loss per share because their inclusion would have been anti-dilutive.

Comprehensive income (loss)

The Company has no items of other comprehensive income (loss) for the years ended December 31, 2006 and 2005.

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

The Company files a consolidated return for federal income tax purposes. Income taxes are provided for under the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes,” which takes into account differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets represent the tax effect of activity that has been reflected in the financial statements but which will not be deductible for tax purposes until future periods. Deferred tax liabilities represent the tax effect of activity that has been reflected in the financial statements but which will not be taxable until future periods.

The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain. The Company performs this evaluation each quarter. Estimations of required valuation allowances include estimates of future taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the activity underlying these assets becomes deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income differs from the estimates, the Company may not realize deferred tax assets to the extent it has estimated.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2006

Advertising

Advertising costs are charged to expense as incurred. Advertising costs are included in selling, general, and administrative expenses on the accompanying consolidated statements of operations and totaled $552,718 for the year ended December 31, 2006.

Fair value of financial instruments

The carrying value of the Company's cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and notes payable approximate fair values due to the short-term maturity of the instruments. The carrying value of long-term obligations approximates the fair value based on the effective interest rates compared to current market rates.

Recently issued accounting pronouncements

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

Segment Disclosure

Buckeye’s activities are within residential market of the mechanical services industry, which is the prominent industry segment served by the Company.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2006

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, revenues and expenses, and disclosures regarding contingent assets and liabilities. Actual results could differ from those estimates. The most significant estimates used in the Company’s financial statements affect revenue and cost recognition, the allowance for doubtful accounts, self-insurance accruals, deferred tax assets, warranty accruals, and the quantification of fair value for reporting units in connection with the Company’s goodwill and other long-lived asset impairment testing.

Concentrations of Credit Risk

The Company provides services in a broad range of geographic regions. The Company’s credit risk primarily consists of receivables from a variety of customers including general contractors, property owners and developers, and commercial and industrial companies. The Company regularly reviews its accounts receivable and estimates an allowance for uncollectible amounts. The Company has a diverse customer base, with no single customer accounting for more than 1% of consolidated 2006 revenues.

Reclassifications

Certain reclassifications have been made in prior period financial statements to conform to current period presentation. These reclassifications have not resulted in any changes to previously reported net income for any periods.

3 - INVENTORY

Inventory consists of the following as of:

	December 31, 2006	December 31, 2005
Raw materials	$3,173	$—
Work in progress	—	—
Finished goods	551,664	377,303
	$554,837	$377,303

4 - SHARE EXCHANGE REVERSE ACQUISITION

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

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2006

The identifiable net assets of WWMO at March 1, 2006 (effective date of the Share Exchange) consisted of:

Cash and cash equivalents	$98,382
Other receivable	1,500
Motion picture and television properties	100,000
Equipment	34,276
Total assets	234,158

Notes payable	23,954
Accounts payable	4,651
Total liabilities	28,605
Identifiable net assets	$205,553

The $1,751,822 excess of the estimated fair value of the shares of WWMO common stock and preferred stock retained by stockholders other than BVI's two stockholders ($1,957,375) over the identifiable net assets of WWMO at March 1, 2006 ($205,553) has been reflected as goodwill.

The operating results of WWMPC have been included in the accompanying consolidated financial statements from March 1, 2006 (effective date of the Share Exchange). Had the acquisition occurred January 1, 2006, pro forma net sales, net loss, and diluted loss per share for the years ended December 31, 2006 would be $7,719,884, $(1,024,384), and $(.01), respectively. The pro forma information is not necessarily indicative of the results that would have been reported had the acquisition actually occurred on January 1, 2006, nor is it intended to project results of operations for any future period.

5 - ACQUISITIONS

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

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2006

The negative goodwill of $155,562 (excess of the $355,562 identifiable net assets of HACS over its $200,000 purchase price) was recorded in July 2005 as a $41,030 reduction in property and equipment, net and a $114,532 extraordinary gain.

ENERGY KING, INC.

On September 28, 2006, effective September 30, 2006, BVI acquired 100% of the outstanding stock of Energy King, Inc. ("EKI") for $3,900,000 in notes payable with no cash consideration. EKI, a California corporation incorporated on February 3, 1988 as I. T. E. S. Service Corp, and changed its name to Energy King in December 2005 services and installs heating, cooling, and indoor air quality systems for primarily residential customers located in the Sacramento, California area.

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

Promissory Note payable to Varin Larson and Deanna Larson in the amount of $2,925,000 with interest payable at 5% commencing with acquisition. A $1,500,000 portion is convertible after November 15, 2006 and before the maturity date of September 30, 2008 or September 30, 2009 as provided for through extension. If the shares are converted prior to December 31, 2007, they carry a conversion rate of one share of stock for each $.25 in principal amount of the note. If converted on or after January 1, 2008, such conversion is at $.35. The interest on the conversion portion is accrued and payable at any time up to maturity date and may be pad in common stock at the Company's election. The note may be paid by the Company in part or in full at anytime without penalty. The note holder is indemnified against any actions taken by the Company which would otherwise reduce the initial share value adjusted for any repayments up to that action.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2006

Promissory Note payable to Alan Hardwick in the amount of $975,000 with interest payable at 5% commencing with acquisition. A $500,000 portion is convertible after November 15, 2006 and before the maturity date of September 30, 2008 or September 30, 2009 as provided for through extension. If the shares are converted prior to December 31, 2007, they carry a conversion rate of one share of stock for each $.25 in principal amount f the note. If converted on or after January 1, 2008, such conversion is it $.35. The interest on the conversion portion is accrued and payable at any time up to maturity date and may be pad in common stock at the Company's election. The note may be paid by the Company in part or in full at anytime without penalty. The note holder is indemnified against any actions taken by the Company which would otherwise reduce the initial share value adjusted for any repayments up to that action.

The operating results of EKI have been included in the accompanying consolidated financial statements from September 30, 2006 (effective date of the Acquisition). Had the acquisition occurred January 1, 2006, pro forma net sales, net loss, and diluted loss per share for the years ended December 31, 2006 would be $9,165,802, $(703,360), and $(.007), respectively. The pro forma information is not necessarily indicative of the results that would have been reported had the acquisition actually occurred on January 1, 2006, nor is it intended to project results of operations for any future period.

The operating results of both WWMPC and EKI have not been included in the accompanying consolidated financial statements for the full years ended December 31, 2006 due to the related effective date of the Share Exchange and Acquisition. Had the share exchange and acquisition actions occurred January 1, 2006, pro forma net sales, net loss, and diluted loss per share for the years ended December 31, 2006 would be $9,166,037, $(753,778), and $(.007), respectively. The pro forma information is not necessarily indicative of the results that would have been reported had the acquisition actually occurred on January 1, 2006, nor is it intended to project results of operations for any future period.

6 - PROPERTY AND EQUIPMENT

Property and equipment consists of:

	December 31, 2006	December 31, 2005
Computers and equipment	$165,438	$1,241
Vehicles	259,574	52,654
Leasehold improvements	126,792	65,838
Motion picture and television properties	100,000	—
Total	651,804	119,733
Accumulated depreciation and amortization	(236,760)	(10,118)
Property and equipment, net	$415,044	$109,615

Depreciation expense for the years ended December 31, 2006 and 2005 was $62,117 and $10,118, respectively.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2006

7 - OTHER LONG LIVED ASSETS

Motion Picture and Television Properties

Motion picture and television properties consist of films and television programs produced or acquired by WWMPC of which 100 are represented in the financial statements. The majority of WWMPC's motion picture and television properties were acquired from third parties in exchange for WWMO Common Stock and WWMO Preferred Stock. The $6,260,550 estimated fair value of the properties at March 1, 2006 (effective date of the Share Exchange) was subsequently independently valuated and reduced to $100,000. In conjunction with an independent valuation of the motion picture and television properties, the estimated fair value at March 31, 2006 was determined according to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and SFAS No. 139, Accounting by Producers or Distributors of Films by using future cash flows of the respective properties based on historical results and managements’ estimates of future net revenues. Actual future revenues from the properties may differ materially from such estimates as a result of many factors, including the amount of capital available to effectively exploit the properties.

8 -  GOODWILL

In most businesses the Company has acquired, the value paid to buy the business was greater than the value of specifically identifiable net assets in the business. Under generally accepted accounting principles, this excess is termed goodwill and is recognized as an asset at the time the business is acquired. It is generally expected that future net earnings from an acquired business will exceed the goodwill asset recognized at the time the business is bought. Under previous generally accepted accounting principles, goodwill was required to be amortized, or regularly charged to the Company’s operating results in its statement of operations.

SFAS No. 142, “Goodwill and Other Intangible Assets” requires companies to assess goodwill asset amounts for impairment each year, and more frequently if circumstances suggest an impairment may have occurred. Impairment must be reflected when the value of a given business unit in excess of its tangible net assets falls below the goodwill asset balance carried for that unit on the Company’s books. If other business units have had increases in the value of their respective goodwill balances, such increases may not be recorded under SFAS No. 142. Accordingly, such increases may not be netted against impairments at other business units.

The Company currently performs its annual impairment testing as of December 31 and any impairment charges resulting from this process are reported in the fourth quarter. The Company segregated its operations into reporting units based on the degree of operating and financial independence of each unit and the Company’s related management of them. These reporting units are tested for impairment by comparing the unit’s fair value to its carrying value. The fair value of each reporting unit was estimated using a discounted cash flow model combined with market valuation approaches. Significant estimates and assumptions are used in assessing the fair value of reporting units. These estimates and assumptions involved future cash flows, growth rates, discount rates, weighted average cost of capital and estimates of market valuations for each of the reporting units.

The Company has not recorded goodwill impairment charges for the years ended December 31, 2006 or 2005.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2006

The changes in the carrying amount of goodwill for the year ended December 31, 2006 is as follows:

Goodwill balance as of December 31, 2005	$—
Goodwill related to share exchange with WWMP (see note 4)	1,751,822
Goodwill related to acquisition of EKI (see note 5)	3,999,674
Impairment adjustment	—
Goodwill balance as of December 31, 2006	$5,751,496

9 - NOTES PAYABLE AND LONG-TERM DEBT

Notes payable consist of:

	December 31,
	2006	2005
Buckeye Ventures, Inc., note payable to Pedersen Family Trust at 5% interest for5 months, payable in monthly installments of principal and interest of $50,000, through February, 2007.	$130,215	$-
Buckeye Ventures, Inc. note payable to investor at 24% interest with principal and accrued interest due by December 31, 2007, secured by certain corporate assets.	162,530	200,000
Buckeye Ventures, Inc. note payable through acquisition to investor at 5.00% interest with interest payments beginning October 1, 2006 with all principal and accrued interest due by September 30, 2009, secured by certain corporate assets.	2,925,000	-
Buckeye Ventures, Inc. note payable through acquisition to investor at 5.00% interest with interest payments beginning October 1, 2006 with all principal and accrued interest due by September 30, 2009, secured by certain corporate assets.	975,000	-
Buckeye Ventures, Inc. multiple twelve month notes payable to investor at 10% on loans from October 17, 2006 through December 8, 2006 maturing in October and December 2007.	150,000	-
Buckeye Ventures, Inc. twelve month note payable to investor at 12% on loan from October 31, 2006 maturing October 31, 2007.	100,000	-
HACS note payable to seller of HACS (repaid in 2006).	-	60,000
HACS note payable at 9.55% interest with principal and interest payments of $596 through November 7, 2010, secured by truck vehicle.	23,290	27,970
HACS note payable at 9.39% interest in monthly installments of principal of $579 through December 12, 2010, secured by truck vehicle.	23,100	27,646
HACS note payable at 10.95% interest in monthly installments of principal and interest of $349 through July 4, 2011, secured by truck vehicle.	14,966	-

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2006

HACS note payable at 9.49% interest in monthly installments of principal and interest of $472 through August 9, 2011, secured by truck vehicle.	21,193	-
HACS note payable at 9.49% interest in monthly installments of principal and interest of $404 through August 29, 2011, secured by truck vehicle.	18,171	-
EKI note payable to related party at 5.00% interest for 24 months, beginning Oct 1, 2006, with a balloon payment of $ 36,398.29 principle + 3,819.70 interest (24 months interest), payable in monthly installments of principal and interest of $0.	38,921	-
EKI note payable to Tri-County Bank at 9.05% interest for 55 months payable in monthly installments of principal and interest of $831.25 through January 19, 2011, secured by truck vehicle.	33,648	-
EKI note payable to River City Bank at 4.87% interest for 60 months payable in monthly installments of principal and interest of $350.32 through November 2010, secured by truck vehicle.	14,968	-
EKI note payable to the California Department of Toxic Substances Control in settlement of legal action.	12,561	-
EKI note payable to the California Air Resources Board in settlement of legal action.	9,648	-
EKI note payable to the Sacramento County District Attorney’s Office in settlement of legal action.	55,990	-
WWMPC payable to bank under revolving line of credit, interest at 8%, due in monthly installments of principal and interest, secured by personal guarantees of WWMPC officers.	4,591	-
WWMPC note payable to related party, interest at 0% interest, due on demand.	17,000	-
	4,730,792	315,616
Less current portion	(637,500)	(269,226)
Long-term debt	$4,093,292	$46,390.

Other long-term debt consists of an EKI $75,286 settlement and final judgment amount with the Consumer and Environmental Protection Division of the Superior Court of California, county of Sacramento dated September 21, 2006. It consists of three scheduled payment amounts; $25,123, $19,296 and $55,990, of which, the $25,123 has been paid in 2006.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2006

10 - ACCRUED EXPENSES PAYABLE

Accrued expenses payable consisted of:

	December 31, 2006	December 31, 2005
Compensation of officers	$225,000	$200,000
Other compensation, payroll taxes and withholdings	142,698	53,056
Interest	71,645	13,282
State income tax	---	10,358
Warranty reserve	66,582	36,583
Other	87,156	11,083
Total	$593,081	$324,362

11 - EMPLOYEE BENEFIT PLANS

Buckeye’s wholly owned subsidiary, Energy King, Inc., provides a qualified deferred arrangement 401(k) plan whereby employees may contribute up to 25% of gross compensation to the plan. The Company matches employee contributions up to 4% of the employees’ wages. The plan also allows the Company to make optional non-elective contributions into the plan for those employees that have worked over 500 hours and are employed at the end of the plan year. For the three months ended December 31, 2006, Energy King contribution to the plan (which was expensed when incurred) was $7,678. A similar plan is currently being reviewed for adoption among all subsidiaries of Buckeye Ventures, Inc. with an anticipated availability to employees by the end of 2007.

12 - PREFERRED STOCK

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

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2006

At December 31, 2006, preferred stock consisted of:

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

13 - COMMON STOCK

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

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2006

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

On February 22, 2006 (effective March 1, 2006), the Share Exchange Agreement closed and WWMO authorized the issuance of an additional 78,192,001 shares of common stock to BVI's two shareholders. Accordingly, after closing of the Share Exchange Agreement, BEYV had 98,462,859 shares of common stock issued and outstanding.

On February 22, 2006, as a result of the closing of the Share Exchange Agreement, the two BVI stockholders authorized the delivery of a total of 6,142,742 shares of WWMO common stock (provided by the two former BVI stockholders) to nine investors who paid BVI a total of $455,000 ($405,000 in year 2005, $50,000 on February 16, 2006) for WWMO shares of common stock in the event that the Share Exchange Agreement closed. BVI recorded this transaction as a $455,000 reduction in the conditional stock subscription receipts liability, a $80,000 reduction in investment in WWMO, and a $375,000 increase in its additional paid-in capital.

14 - INCOME TAXES

Buckeye expects to file a consolidated income tax return with its subsidiaries for federal reporting purposes with subsidiaries filing separate income tax returns for state reporting purposes.

The provision for income taxes relating to continuing operations consists of the following (in thousands):

	June 24, 2005 (Inception) to December 31, 2005	Year Ended December 31,2006
Current—
Federal	$—	$—
State	10,538	10,599
Total current	10,358	10,599
Deferred—
Federal	(93,589)	(632,815)
State	(36,112)	(34,009)
Valuation allowance	129,701	666,824
Total deferred	—	—
	$10,358	$10,599

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2006

A reconciliation of the expected income tax expense (benefit) to reported income taxes follows:

Federal income tax at 34%	(102,345)	(327,545)
State income tax, net	6,836	6,995
Change in valuation allowance	105,867	331,149
	$10,358	$10,599

Management has not determined it to be more likely than not that any portion of the deferred tax asset attributable to the future utilization of the net operating loss carryforwards as of December 31, 2006 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2006. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards are available in varying amounts through year 2026 to offset future taxable income.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income will be limited.

15 - COMMITMENTS AND CONTINGENCIES

Operating leases:

Buckeye Ventures, Inc. leases its office space (approximately 400 square feet) under a non-cancelable lease agreement executed June 12, 2006. The lease provides for monthly rental payments of $800 through December 31, 2007. Additional rental space is shared with another tenant which has resulted in an approximately $625 additional monthly rental fee. This additional space is on a month-to-month agreement.

HACS leases its office space (approximately 12,000 square feet) under a non-cancelable lease agreement executed January 26, 2005 with a lessor partially owned by the General Manager of HACS. The lease provides for monthly rental payments of $7,500 through January 2010.

EKI leases its office space (approximately 4,000 square feet) under a month-to-month lease with a rental of $2,700 per month, and negotiations are underway to extend the lease.

WWMPC leases its office space under a one year lease expiring December 2006 at rentals of $776 per month and has been extended on a month-to-month basis.

HACS leases truck vehicles under month to month lease agreements.

For the years ended December 31, 2006, rent expense under operating leases consisted of:

Buckeye Ventures Corporate office space	$12,827
HVAC office space	107,267
HVAC truck vehicles	53,360
WWMPC office space	7,785
Total	$181,239

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2006

At December 31, 2006, the aggregate future minimum lease payments under non-cancelable operating lease agreements were as follows:

Year Ended December 31,
2007	$136,028
2008	100,211
2009	91,036
2010	7,500
2011	—
Total	$334,775

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

On September 28, 2006, BEYV executed an employment agreement with Alan Hardwick to serve as President of Energy King, Inc. The agreement expires August 31, 2008 and provides for an annual salary of $165,000.

On September 28, 2006, BEYV executed an employment agreement with Varin Larson to serve as Vice President of President of Energy King, Inc. The agreement expires August 31, 2008 and provides for an annual salary of $165,000.

Contingency:

The Share Exchange Agreement, as amended, also provides that in the event that BVI has not acquired a sufficient number of businesses to produce an aggregate annual gross revenue of $20,000,000 by September 1, 2007, the two former BVI stockholders shall cancel, without consideration, 7,979,200 shares of BEYV Common Stock and 79,686 shares of BEYV Preferred Stock owned by them.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2006

Claims and Lawsuits

The Company is subject to certain claims and lawsuits arising in the normal course of business. The Company maintains various insurance coverages to minimize financial risk associated with these claims.

The Company has estimated and provided accruals for probable losses and related legal fees associated with certain of its litigation in the accompanying consolidated financial statements. While the Company cannot predict the outcome of these proceedings, in management’s opinion and based on reports of counsel, any liability arising from these matters individually and in the aggregate will not have a material effect on the Company’s operating results or financial condition, after giving effect to provisions already recorded.

16 - Subsequent Events

Effective January 2, 2007, Buckeye EKI acquired certain assets of Barnett Heating and Air Service, ”Barnett” for $450,000 in cash and common stock. Barnett is located in Riverbank, California.

In the three months ended March 31, 2007, several investors made loans to the Company totaling $600,000 due one year from the date of the loans.

On March 2, 2007, BEYV repaid $100,000 of a note payable bearing interest at 24% per annum and due December 31, 2007 through delivery of 400,000 shares of BEYV common stock.

ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s executive management is responsible for ensuring the effectiveness of the design and operation of our disclosure controls and procedures. We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal year covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in accordance with and within the time periods specified in Securities and Exchange Commission rules and forms.

Internal Controls over Financial Reporting

Management asserts that the internal controls over financial reporting are adequate. The Independent Registered Public Accounting Firm has reviewed and discussed management’s assessment of the effectiveness of our internal controls over financial reporting and is in agreement.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ITEM 8B.   Other Information

Other Business Operations

Our subsidiary, World Wide Motion Pictures Corporation, is engaged in the film distribution services business, although its activities during the past several years have been extremely limited. WWMPC has historically been engaged in acquiring film rights and seeking to distribute these rights. Motion picture and television properties consist of films and television programs produced or acquired by WWMPC. The majority of WWMPC's motion picture and television properties were acquired from third parties in exchange for Common Stock and Preferred Stock of the Registrant prior to the merger with Buckeye Ventures, Inc.

In connection with the preparation for the 2006 audit of the Registrant’s financial statements, including those of our wholly-owned subsidiary, the Registrant’s management engaged the services of an independent film consultant specialized in the valuation of motion picture and television library assets to conduct an independent review and evaluation of the Registrant’s motion picture and television assets. As a result of this independent valuation, management determined that the value of those assets carried on the Registrant’s balance sheet should be adjusted to reflect their fair value, based upon the facts that these assets had not proven to generate recurring revenues and or commercial interest from third parties. The assets had previously been valued at $6,260,550 and in connection with the revaluation have been reduced to $100,000.

In conjunction with an independent valuation of the motion picture and television properties, the estimated fair value at the date of the Share Exchange was determined according to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and SFAS No. 139, Accounting by Producers or Distributors of Films by using future cash flows of the respective properties based on historical results and managements’ estimates of future net revenues. Actual future revenues from the properties may differ materially from such estimates as a result of many factors, including the amount of capital available to effectively exploit the properties. See Note 7 to the Company’s consolidated financial statements above.

In its review of the March 1, 2006 valuations, management determined that the $0.34 per share price given to the stock price for the valuation of the shares used in the share exchange reverse merger was not the proper rate to have used. A WWMPC press release of October 18, 2005, announced the merger and included the following specific wording “The company and its advisors have been working diligently at perfecting this potential acquisition for over 6 months...” using this date, a 30 day average of the stock price of the month of April 2006, six months prior to the press release, was used to revalue the stock at the time of the merger. This translated to $0.1034 per share or $2,101,594.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, CONTROL PERSONS AND CORPORATE GOVERNANCE

We have adopted a code of ethics that applies to our principal executive officer, our principal financial officer, and our principal accounting officer, as well as to our other employees. The Company has made this code of ethics available on our website, as described in Item 1 of this annual report on Form 10-KSB. If we make substantive amendments to this code of ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within four business days of such amendment or waiver. The Company's Directors, Executive Officers and key employees are listed below:

Name	Age	Group	BOD Committee(s)	Employed Position(s) W/Company	With Buckeye Since
Alan J. Mintz	58	Director, Executive Team, Management Team	Executive (Chair), Finance	Chief Executive Officer & President	2005
Larry Weinstein	59	Director, Executive Team, Management Team	Executive	Executive Vice President, Secretary & Treasurer	2005
Stephen Kurz	53	Executive Team, Management Team		Vice President Operations	2006
Henry S. Leonard	50	Executive Team, Management Team		Vice President Finance, Chief Accounting Officer, Controller	2006
Alan Hardwick	47	Management Team		General Manager, Energy King, Inc.	2006
Jim Papasodero	49	Management Team		General Manager, Heating, Air Conditioning Services, Inc.	2005
Alfred R. Roach, Jr.	63	Director	Chairman of the Board of Directors on all committees		2006
Randy Eakin	45	Director	Audit (Chair), Finance		2006
Larry Epstein	57	Director	Compensation-Nominating-Governance, Audit		2006
Paul Hancock	50	Director	Executive, Finance, Compensation-Nominating-Governance (Chair)	President, WWMPC	2006
Ron Smith	69	Director	Compensation-Nominating-Governance, Finance		2006
Adam Taylor	55	Director	Compensation-Nominating-Governance, Audit		2006

ITEM 10.  EXECUTIV COMPENSATION.

The following table sets forth information with respect to the compensation of our Chief Executive Officer and the other executive officer who earned more than $100,000 per year at the end of the last completed fiscal year for services provided to us and our subsidiaries in 2006 and 2005.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Alan J. Mintz, Chief Executive Officer & President	2006 2005	150,000(1) 150,000(2)	0 0	0 0	0 0	0 0	0 0	150,000 150,000
Larry Weinstein, Vice President, Secretary & Treasurer	2006 2005	150,000(3) 150,000(4)	0 0	0 0	0 0	0 0	0 0	150,000 150,000

(1)	In 2006, Mr. Mintz, has accrued and not received gross salary in the amount of $43,655 and has been paid a gross salary of $106,345 for a total of $150,000.
(2)	In 2005, Mr. Mintz, has accrued and not received gross salary in the amount of $100,000 and has been paid a gross salary of $50,000 for a total of $150,000.
(3)	In 2006, Mr. Weinstein, has accrued and not received gross salary in the amount of $46,155 and has been paid a gross salary of $103,845 for a total of $150,000.
(4)	In 2005, Mr. Weinstein, has accrued and not received gross salary in the amount of $100,000 and has been paid a gross salary of $50,000 for a total of $150,000.

Director Compensation

No compensation has been made to directors for services during the year ended December 31, 2006.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 16, 2007 (i) the name and address of each person who owns of record or who is known by the Board of Directors to be a beneficial owner of more than five percent (5%) of the Company's outstanding common and preferred stock, (ii) each of the Company's Directors, (iii) each of the Company’s executive officers, and (iv) all of the Company's Executive Officers and Directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power. Under SEC rules, a person is deemed to be the beneficial owner of securities which may be acquired by such person upon the exercise of options and warrants or the conversion of convertible securities within 60 days from the date on which beneficial ownership is to be determined. Each beneficial owner’s percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the beneficially-owned shares underlying options, warrants or other convertible securities included in that person’s holdings, but not those underlying shares held by any other person.

 Amount and Nature of Beneficial Ownership
Name	Affiliation	Shares of Common Stock Beneficially Held	Percent	Shares of Preferred Stock Beneficially Held	Percent
Alan J. Mintz 4455 Lamont St., Ste 3 San Diego, CA 92109	CEO, President & Director	32,231,054	32.7%	398,435	39.9%
Larry Weinstein 4455 Lamont St., Ste 3 San Diego, CA 92109	Executive Vice President, Secretary, Treasurer & Director	32.231,052	32.7%	398,434	39.9%
Paul D. Hancock 2120 Main St., Ste 180 Huntington Beach, CA 92648	President WWMPC & Director	9,805,384	9.9%	-0-	0.00%
Total		74,267,490	75.3%	796,869	79.8%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company paid rent under during 2006 and 2005 to an employee of the Company, Jim Papasodero, who is President of the Buckeye’s wholly owned subsidiary, Heating and Air Conditioning Services, Inc. The rents paid and terms under the sublease are the same as was paid prior to its acquisition. Rent expense for the years ended December 31, 2006 and 2005 was approximately $91,067 and $37,950 respectively.

ITEM 13.  EXHIBITS

INDEX OF EXHIBITS

				Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number			Description of Exhibits	Exhibit Number	Filing or File Number
3.1			Amendment to Articles of Incorporation - Official name change from World Wide Motion Pictures Corporation to Buckeye Ventures, Inc.	99.3	2006 Form 8-K Filed 2006-06-13
3.2		—	Amendment to Articles of Incorporation - Name Change Certificate	99.1	2006 Form 10-QSB for QE-03/30/06 Filed 2006-05-22
3.3		—	Annual Meeting Shareholder Letter Joint written consent of the Board of Directors and majority stockholders of World Wide	99.1	2006 Form 8-K Filed 2006-07-07
3.4		—	Motion Pictures Corporation Sections 761 through 774 of the Michigan	A	2007 Form 14C - Filed 02/02/07
3.5		—	Business Corporation Act regarding dissenters' rights	B	2007 Form 14C - Filed 02/02/07
3.6		—	Form of dissenter's demand notice	C	2007 Form 14C - Filed 02/02/07
10.1		—	Agreement and plan of merger	10.1	2006 Form 8-K/A Filed 2007-01-22
10.2		—	Asset purchase agreement between Energy King, Inc. And Barnett Heating and Air Conditioning Services, Inc.	10.1	2007 Form 8-K Filed 2007-01-16
10.3	(*)	—	Employment Agreement - Verin Larson	99.1	2006 Form 10-QSB For QE-09/30/06 Filed 2006-11-20
10.4	(*)		Employment Agreement - Alan Hardwick	99.2	2006 Form 10-QSB For QE-09/30/06 Filed 2006-11-20
10.5		—	Promissory Note - Verin Larson and Deanna Larson	99.3	2006 Form 10-QSB For QE-09/30/06 Filed 2006-11-20
10.6			Promissory Note - Alan Hardwick	99.4	2006 Form 10-QSB For QE-09/30/06 Filed 2006-11-20
21.1		—	List of subsidiaries of Buckeye Ventures, Inc.	21.1	2006 Form 10-KSB For YE-12/31/06 Filed Herewith
23.1		—	Consent of Michael P. Studer, CPA, PC	23.1	2006 Form 10-KSB For YE-12/31/06 Filed Herewith

31.1	—	Rule 13a-14(a) Certification of Alan J. Mintz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1	2006 Form 10-KSB For YE-12/31/06 Filed Herewith
31.2	—	Rule 13a-14(a) Certification of Henry S. Leonard pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2	2006 Form 10-KSB For YE-12/31/06 Filed Herewith
32.1	—	Section 1350 Certification of Alan J. Mintz pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1	2006 Form 10-KSB For YE-12/31/06 Filed Herewith
32.2	—	Section 1350 Certification of Henry S. Leonard pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2	2006 Form 10-KSB For YE-12/31/06 Filed Herewith
99.1	—	Press Release dated March 1, 2007	99.1	2007 Form 8-K Filed 2007-03-06
99.1	—	Press Release dated January 9,2007	99.1	2007 Form 8-K Filed 2007-01-16
99.1	—	Press Release dated October 3, 2006	99.1	2006 Form 8-K Filed 2006-10-06
99.1	—	Press Release dated March 1, 2006	99.1	2006 Form 8-K Filed 2006-06-13
99.2	—	Press Release dated April 27, 2006	99.2	2006 Form 8-K Filed 2006-06-13

(*)                    Management contract or compensatory plan

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2006 and 2005, the Company utilized the services of Michael E. Studer, CPA, P.C.. whose firm did not provide any services to the Company related to financial information systems design and implementation.

The aggregate fees billed by Michael E. Studer, CPA, P.C. to the Company for the years ended December 31, 2006 and 2005 are as follows:

	2006	2005
Audit Fees (1)	$42,500	$23,500
All Other Fees	—	—
Total Fees for Services Provided	$42,500	$23,500

(1) Audit services included (a) the annual audit (including required quarterly reviews) and other procedures required to be performed by the independent auditor to be able to form an opinion on the Company's consolidated financial statements, and (b) services that only the independent auditor reasonably can provide, such as services associated with SEC registration statements, periodic reports and other documents filed with the SEC or related thereto.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules, and Reports

(a)  The following documents are filed as part of this annual report on Form 10-KSB:

(1)  Consolidated Financial Statements (Included Under Item 7): The Index to the Consolidated Financial Statements is included on page 33 of this annual report on Form 10-KSB and is incorporated herein by reference.

(2)  Financial Statement Schedules:

None.

(b)  Exhibits

Reference is made to the Index of Exhibits beginning with Part III, Item 13, which index is incorporated herein by reference.

(c)  Excluded financial statements:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUCKEYE VENTURES, INC.
By:	/s/ ALAN J. MINTZ
Allan J. Mintz
Chief Executive Officer & President

By:	/s/ HENRY S. LEONARD
Henry S. Leonard
Vice President Finance and Chief Accounting Officer

Date: April 15, 2007