Form 10QSB
period 2007-03-31
BUCKEYE VENTURES, INC.
filed 2007-05-15
CIK 1005502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission File No. 0-27454

Buckeye Ventures, Inc.
(Exact name of registrant as specified in its charter)

Michigan	33-0081215
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

4455 Lamont Street, Suite 3, San Diego, CA 92109
(Address of principal executive offices)

(858) 272-6600
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

On May 14, 2007 there were 98,548,619 shares of Registrant’s common stock, $.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

INDEX TO FINANCIAL STATEMENTS

	Financial Page Number	Sequential Page Number
CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2007 (UNAUDITED) AND DECEMBER 31, 2006	F-2	5
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)	F-3	6
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)	F-4	7
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)	F-5	8
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2007 (UNAUDITED)	F-6 - F-18	9 - 21

BUCKEYE VENTURES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$295,678	$273,976
Accounts receivable, less allowance for doubtful accounts of $18,000 and $22,515, respectively	169,887	95,058
Other receivables	258,202	155,755
Inventories	554,605	554,837
Prepaid expenses	273,419	266,426
Total current assets	1,551,791	1,346,052
Property and equipment, net	613,092	415,044
Goodwill	6,125,694	5,751,496
Intangible assets, net	80,761	82,210
Other assets, primarily deposits	106,488	103,473
Deferred tax asset	275,315	275,315
Total assets	$8,753,141	$7,973,590
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$743,854	$711,295
Accrued expenses	583,833	593,081
Current portion of notes payable	1,129,162	637,500
Customer deposits and deferred revenue	278,962	192,901
Conditional Stock subscription receipts	—	—
Total current liabilities	2,735,811	2,134,777
LONG-TERM DEBT, NET OF CURRENT MATURITIES
Notes payable, net of current portion	4,189,999	4,069,148
Notes payable, related parties, net of current portion	24,144	24,144
Total long-term liabilities	4,214,143	4,093,292
Total liabilities	6,949,954	6,228,069
Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, authorized 1,000,000 shares: $.01 par value, 975,086 and 796,869 shares issued and outstanding, respectively	9,751	9,751
$10.00 par value, 23,000 and -0- shares issued and outstanding, respectively	230,000	230,000
Common stock, authorized 100,000,000 shares, $.001 par value; 98,548,618 and 79,792,001 shares issued and outstanding, respectively	98,549	98,549
Additional paid-in capital	2,578,029	2,578,029
Accumulated deficit	(1,113,142)	(1,170,808)
Total stockholders’ equity	1,803,187	1,745,521
Total liabilities and stockholders’ equity	$8,753,141	$7,973,590
The accompanying notes are an integral part of these consolidated financial statements.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2007	2006
Revenues, net	$3,086,998	$956,601
Cost of services	1,707,075	631,055
Gross profit	1,379,923	325,546
Selling, general and administrative expenses	1,247,220	456,317
Operating income (loss)	132,703	(130,771)
Other income (expense)
Interest income	348	66
Other income	16	—
Interest expense	(72,362)	(25,396)
Total other income (expense)	(71,998)	(25,330)
Income (Loss) before income taxes	60,705	(156,101)
Income tax expense	3,039	—
Income (Loss) from continuing operations and before extraordinary item	57,666	(156,101)
Net Income (Loss)	$57,666	$(156,101)

Income (Loss) per share: Basic and diluted	$.00	$(.00)
Shares used in computing income (loss) per share:
Basic	98,548,618	86,015,620
Diluted	98,548,618	86,015,620

The accompanying notes are an integral part of these consolidated financial statements.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For The Three Months Ended March 31, 2007 and the Period June 24, 2005 (Inception) to December 31, 2006

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Issuance of stock for services	796,869	$7,969	79,792,001	$79,792	$(12,761)	$—	$75,000
Net loss	—	—	—	—	—	(196,842)	(196,842)
Balance at December 31, 2005	796,869	$7,969	79,792,001	$79,792	$(12,761)	$(196,842)	$(121,842)
Issuance of Stock:
Share exchange reverse acquisition of World Wide Motion Pictures Corporation, effective March 1, 2006	201,217	231,782	18,670,858	18,671	1,706,922	—	1,957,375
Conditional stock subscription receipts reversed as a result of delivery of common stock by related parties	—	—	—	—	375,000	—	375,000
Sale of common stock of related parties for cash	—	—	—	—	495,000	—	495,000
Common stock issued for cash	—	—	21,143	21	6,179	—	6,200
Common stock issued for services	—	—	64,616	65	7,689	—	7,754
Net loss	—	—	—	—	—	(973,966)	(973,966)
Balance at December 31, 2006	998,086	$239,751	98,548,618	$98,549	$2,578,029	$(1,170,808)	$1,745,521
Net income	—	—	—	—	—	57,666	57,666
Balance at March 31, 2007	998,086	$239,751	98,548,618	$98,549	$2,578,029	$(1,113,142)	$1,803,187

The accompanying notes are an integral part of these consolidated financial statements.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$57,666	$(156,101)
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Shares issued to lender and charged to interest expense	—	12,000
Depreciation and amortization expense	31,750	7,668
Changes in operating assets and liabilities, net of effects of acquisitions—(Increase) decrease in—
Receivables, net	(74,829)	(11,285)
Inventories	232	(45,217)
Prepaid expenses and other current assets	(6,993)	31,263
Accounts payable	32,559	(12,763)
Accrued expenses	(9,246)	(13,703)
Customer deposits and deferred revenue	86,061	29,249
Net cash provided by (used in) operating activities	117,200	(158,889)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(84,720)	(6,999)
Cash acquired in connection with acquisition of World Wide Motion Pictures Corporation	—	98,382
Proceeds from acquisition	(74,605)	—
Purchase of other assets	(194,477)	—
Net cash (used in) provided by investing activities	(353,802)	91,383
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable and long-term debt	—	(62,476)
Increase in notes payable	195,000	—
Proceeds from sales of common stock	—	51,500
Net cash provided by (used in) financing activities	195,000	(10,976)
NET INCREASE IN CASH AND CASH EQUIVALENTS	(41,602)	(78,482)
CASH AND CASH EQUIVALENTS, at beginning of period	337,280	415,762
CASH AND CASH EQUIVALENTS, end of period	$295,678	$337,280

Supplemental disclosures of cash flow information:
Interest paid	$72,362	$1,396
Income taxes paid	800	—
Reverse acquisition of World Wide Motion Pictures Corporation for stock	—	1,957,375
Acquisition of Energy King, Inc. Barnett assets for notes payable	$150,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2007 (Unaudited)

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

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2007 (Unaudited)

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

Shipping and handling fees

Shipping and handling costs billed to customers are included in sales and the related costs are included in cost of goods sold.  Shipping and handling costs are charged to expense as incurred. Total shipping and handling costs of $2,894 and $810 were recorded for the three months ended March 31, 2007 and 2006, respectively.

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

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2007 (Unaudited)

Earnings (loss) per share

Basic earnings (loss) per common share (EPS) are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. As of March 31, 2007 and December 31, 2006, the Company had notes payable with convertible opportunities after specified periods of time into shares of common stock, They are potentially dilutive common shares but are not included in the computation of diluted loss per share because their inclusion would have been anti-dilutive.

Comprehensive income (loss)

The Company has no items of other comprehensive income (loss) for the three months ended March 31, 2007 or the year ended December 31, 2006.

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

Advertising

Advertising costs are charged to expense as incurred. Advertising costs are included in selling, general, and administrative expenses on the accompanying consolidated statements of operations and totaled $351,253 and $68,730 for the three months ended March 31, 2007 and 2006, respectively.

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

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2007 (Unaudited)

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

Concentrations of Credit Risk

The Company provides services in a broad range of geographic regions. The Company’s credit risk primarily consists of receivables from a variety of customers including general contractors, property owners and developers, and commercial and industrial companies. The Company regularly reviews its accounts receivable and estimates an allowance for uncollectible amounts. The Company has a diverse customer base, with no single customer accounting for more than 1% of consolidated revenues for the three months ended March 31, 2007.

Reclassifications

Certain reclassifications have been made in prior period financial statements to conform to current period presentation. These reclassifications have not resulted in any changes to previously reported net income for any periods.

3 - INVENTORY

Inventory consists of the following as of:

	March 31, 2007	December 31, 2006
Raw materials	$3,522	$3,173
Work in progress	—	—
Finished goods	551,083	551,664
	$554,605	$554,837

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2007 (Unaudited)

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

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2007 (Unaudited)

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

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2007 (Unaudited)

6 - PROPERTY AND EQUIPMENT

Property and equipment consists of:

	March 31, 2007	December 31, 2005
Computers and equipment	$287,001	$165,438
Vehicles	341,174	259,574
Leasehold improvements	159,497	126,792
Motion picture and television properties	100,000	100,000
Total	887,672	651,804
Accumulated depreciation and amortization	(274,580	(236,760)
Property and equipment, net	$613,092	$415,044

Depreciation expense of $25,337 and $9,764 was recorded for the three months ended March 31, 2007 and 2006, respectively.

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

The Company has not recorded goodwill impairment charges for the three months ended March 31, 2007 or the year ended December 31, 2006.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2007 (Unaudited)

The changes in the carrying amount of goodwill for the year ended December 31, 2006 is as follows:

Goodwill balance as of December 31, 2005	$—
Goodwill related to share exchange with WWMP (see note 4)	1,751,822
Goodwill related to acquisition of EKI (see note 5)	3,999,674
Impairment adjustment	—
Goodwill balance as of December 31, 2006	$5,751,496
Goodwill related to acquisition of Energy King, Inc. Barnett assets	374,198
Impairment adjustment	—
Goodwill balance as of March 31, 2007	$6,125,694

9 - NOTES PAYABLE AND LONG-TERM DEBT

Notes payable consist of:

	March 31, 2007	December 31, 2006
	(unaudited)
Buckeye Ventures, Inc., note payable to Pedersen Family Trust at 5% interest for 5 months, payable in monthly installments of principal and interest of $50,000, through February, 2007.	$58,220	$130,215
Buckeye Ventures, Inc. note payable to investor at 24% interest with principal and accrued interest due by December 31, 2007, secured by certain corporate assets.	157,087	162,530
Buckeye Ventures, Inc. note payable through acquisition to investor at 5.00% interest with interest payments beginning October 1, 2006 with all principal and accrued interest due by September 30, 2009, secured by certain corporate assets.	2,925,000	2,925,000
Buckeye Ventures, Inc. note payable through acquisition to investor at 5.00% interest with interest payments beginning October 1, 2006 with all principal and accrued interest due by September 30, 2009, secured by certain corporate assets.	975,000	975,000
Buckeye Ventures, Inc. multiple twelve month notes payable to investor at 10% on loans from October 17, 2006 through December 8, 2006 maturing in October and December 2007.	840,522	150,000
Buckeye Ventures, Inc. twelve month note payable to investor at 12% on loan from October 31, 2006 maturing October 31, 2007.	100,000	100,000
HACS note payable to seller of HACS (repaid in 2006).	-	-
HACS note payable at 9.55% interest with principal and interest payments of $596 through November 7, 2010, secured by truck vehicle.	23,290	23,290
HACS note payable at 9.39% interest in monthly installments of principal of $579 through December 12, 2010, secured by truck vehicle.	23,100	23,100
HACS note payable at 10.95% interest in monthly installments of principal and interest of $349 through July 4, 2011, secured by truck vehicle.	14,966	14,966
HACS note payable at 9.49% interest in monthly installments of principal and interest of $472 through August 9, 2011, secured by truck vehicle.	21,193	21,193
HACS note payable at 9.49% interest in monthly installments of principal and interest of $404 through August 29, 2011, secured by truck vehicle.	18,171	18,171

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2007 (Unaudited)

EKI note payable to related party at 5.00% interest for 24 months, beginning Oct 1, 2006, with a balloon payment of $ 36,398.29 principle + 3,819.70 interest (24 months interest), payable in monthly installments of principal and interest of $0.	38,921	38,921
EKI note payable to Tri-County Bank at 9.05% interest for 55 months payable in monthly installments of principal and interest of $831.25 through January 19, 2011, secured by truck vehicle.	33,077	33,648
EKI note payable to River City Bank at 4.87% interest for 60 months payable in monthly installments of principal and interest of $350.32 through November 2010, secured by truck vehicle.	14,968	14,968
EKI note payable to the California Department of Toxic Substances Control in settlement of legal action.	12,561	12,561
EKI note payable to the California Air Resources Board in settlement of legal action.	9,648	9,648
EKI note payable to the Sacramento County District Attorney’s Office in settlement of legal action.	55,990	55,990
WWMPC payable to bank under revolving line of credit, interest at 8%, due in monthly installments of principal and interest, secured by personal guarantees of WWMPC officers.	4,591	4,591
WWMPC note payable to related party, interest at 0% interest, due on demand.	17,000	17,000
	5,343,305	4,730,792
Less current portion	(1,129,162)	(637,500)
Long-term debt	$4,214,143	$4,093,292

Other long-term debt consists of an EKI $75,286 settlement and final judgment amount with the Consumer and Environmental Protection Division of the Superior Court of California, county of Sacramento dated September 21, 2006. It consists of three scheduled payment amounts; $25,123, $19,296 and $55,990, of which, the $25,123 has been paid in 2006.

10 - ACCRUED EXPENSES PAYABLE

Accrued expenses payable consisted of:

	Three Months Ended March 31, 2007 (unaudited)	December 31, 2006
Compensation of officers	$260,417	$225,000
Other compensation, payroll taxes and withholdings	105,315	142,698
Interest	84,511	71,645
State income tax	---	---
Warranty reserve	84,082	66,582
Other	49,508	87,156
Total	$583,833	$593,081

11. Employee Benefit Plans

Buckeye’s wholly owned subsidiary, Energy King, Inc., provides a qualified deferred arrangement 401(k) plan whereby employees may contribute up to 25% of gross compensation to the plan. The Company matches employee contributions up to 4% of the employees’ wages. The plan also allows the Company to make optional non-elective contributions into the plan for those employees that have worked over 500 hours and are employed at the end of the plan year. There were no Company contributions during the three months ended March 31, 2007.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2007 (Unaudited)

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

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2007 (Unaudited)

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

The provision for income taxes relating to continuing operations consists of the following (in thousands):

Year Ended December 31,2006
Current—
Federal	$—
State	10,599
Total current	10,599
Deferred—
Federal	(632,815)
State	(34,009)
Valuation allowance	666,824
Total deferred	—
Total income taxes	$10,599

A reconciliation of the expected income tax expense (benefit) to reported income taxes follows:

Federal income tax at 34%	(327,545)
State income tax, net	6,995
Change in valuation allowance	331,149
Total	$10,599

Management has not determined it to be more likely than not that any portion of the deferred tax asset attributable to the future utilization of the net operating loss carryforwards as of December 31, 2006 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at March 31, 2007. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards are available in varying amounts through year 2026 to offset future taxable income. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income will be limited.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2007 (Unaudited)

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

EKI leases its office space (approximately 4,000 square feet) under a month-to-month lease with a rental of $2,700 per month at Sacramento and $1,800 per month for its Riverbank operations, and negotiations are underway to extend the leases.

WWMPC leases its office space under a one year lease expiring December 2006 at rentals of $776 per month and has been extended on a month-to-month basis.

HACS leases truck vehicles under month to month lease agreements.

For the for the three months ended March 31, 2007 and the year ended December 31, 2006, rent expense under operating leases consisted of:

	Three Months Ended March 31, 2007 (unaudited)	December 31, 2006
Buckeye Ventures Corporate office space	$3,849	$12,827
HVAC office space	36,000	107,267
HVAC truck vehicles	26,923	53,360
WWMPC office space	2,533	7,785
Total	$69,305	$181,239

At March 31, 2007 and December 31, 2006, the aggregate future minimum lease payments under non-cancelable operating lease agreements were as follows:

Year Ended March 31,
2008	$157,628
2009	100,211
2010	112,636
2011	29,100
2012	—
Total	$399,575

Employment Agreements:

On September 22, 2005, BVI executed an employment agreement with the General Manager of HACS. The agreement expires December 2007 and provides for HACS payment of an annual salary of $125,000, plus additional compensation based on certain specified performance criteria.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2007 (Unaudited)

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

Contingency:

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

16 - Subsequent Events

On February 6, 2007, the Company filed schedule 14(c) pursuant to the Company’s Board of Directors’ has approval, with shareholders owning 74,267,490 or 75.3% % of the shares of the Company’s common stock outstanding and 796,869 or 79.84% of the shares of the Company's preferred stock outstanding as of March 29, 2007, have consented in writing to the action authorizing the increase in the authorized shares of common stock from 100,000,000 shares to 150,000,000 shares and the authorized shares of preferred stock from 1 million shares to 3,000,000 shares.

Item 2. Management's Discussion and Analysis or Plan of Operation

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes.

RESULTS OF OPERATIONS

First Quarter 2007

CONSOLIDATED OVERVIEW

Buckeye (the "Company") reported consolidated revenues of $3,086,998 in the first quarter of 2007 which is $2,130,397 over the $956,601 for the first three months of 2006. The Company expects revenue growth to continue in proportion to future acquisitions’ revenue streams. The heating ventilation and air conditioning (HVAC) industry has cyclical components. HVAC operations traditionally have seen higher sales beginning in the mid-winter months into late January. Sales pick up even stronger in the late Spring through Summer. The Company believes that positive factors such a greater consumer awareness of energy conservation through better HVAC equipment utilization as well as higher consumer confidence and increased home sales will help it overcome rising fuel costs. The Company continues to remain focused on acquisitions, top-line sales growth, and increased customer retention. The Company has incurred expense related to the Share Exchange/Reverse Acquisition, the development of its HVAC model and preparations for HVAC acquisitions. The acquisition of EKI has provided the opportunity to use a well designed and marketable name, Energy King, as its brand. With the opportunity of combining locally acquired HVAC businesses in specific regions across the United States and including the logo and name Energy King, a nationally recognized brand name is possible.

OPERATIONS REVIEW

Currently there are three operational locations providing direct HVAC installation and repair services; Heating & Air Conditioning Services, Inc. ("HACS") and Energy King, Inc. in Sacramento, California ("EKIS") and Energy King, Inc.’s Barnett Heating and Air near Modesto, California (“EKIB”). While HACS was acquired on July 31, 2005, EKIS was acquired on September 28, 2006 and EKIB on January 1, 2007.

The HVAC operations had net income from operations for the three months ended March 31, 2007 of $387,280, or 12.5% of net sales compared to a loss of $(62,474) or (6.8)% of net sales in income from operations for the three months ended March 31, 2006. The integration plan used with HACS is providing positive operational results there as well as with EKIS and EKIB. The same plan will be tailored to future acquisitions to improve marketing, administration and sales efforts. The integration plan is comprised of a team of professionals with experience in the HVAC industry who work with the acquired company's management and field staff to develop and train their people in techniques to improve sales. Key components of the integration include, standardized reporting of operations, customer awareness and support, lead generation and follow through, focused marketing, employee training and pricing strategies.

The following table presents selected HVAC, MEDIA, Corporate and Consolidated financial data for the period indicated.

	Three Months Ended March 31, 2007
	HVAC	Media		Corporate		Consolidated
Revenues	$3,086,998	$	---	$	---	$3,086,998
Income (Loss) from Operations	387,280		(24,287)		(230,290)	132,703
Cash and cash equivalents	211,317		79,298		5,063	295,678
Total assets	1,924,145		253,533		6,575,463	8,753,141
Total liabilities	$1,627,390		$26,304		$5,296,260	$6,949,954

The operational plan implemented by Buckeye Management resulted in an increase in gross profit of 11% in the first three months of 2007 to 45% compared to 34% for the first three months of 2006. A focused effort on cost controls and strategic vendor alliances has helped reduce the cost-of-services which resulted in the increased profit margins.

Selling, general and administrative expenses were also reduced in the first three months of 2007 as compared with the first three months of 2006 by 7.3% as a percent of net revenues. Costs increased significantly overall, but as a percent of net revenues, they were reduced. Marketing expenses grew to 28% of total expenses in the first quarter of 2007, and non-cost-of-service salaries jumped to 51.4% of total expenses in the same period. Accounting, legal and other professional costs increased over $41,123 to 3.3% of total expenses for the three months ended March 31, 2007. Rent expenses increased $20,994 to 3.6% of costs in the first three months of 2007. Insurance increased 62,981 in the first quarter of 2007 over the same period in 2006 to represent 6.6% of costs.

Interest expense increased $46,966 in the first three months of 2007 to $72,362 over the same period in 2006.

The increased revenues, controlled costs of services as well as selling, general and administrative costs clearly highlight the efficacy of Buckeye’s business philosophy. A philosophy designed to bring proven techniques for increasing leads which result in sales. A philosophy of cost controls and cost consciousness at all levels of the company. A philosophy of training the salesmen and technicians in better techniques. The improved stature of Buckeye in the first quarter of 2007 as compared to the same period of 2006 is directly related to sound business decisions in the identification of prime candidates for acquisition, negotiating the best deal possible for all parties involved and increasing the consolidated results as a consequence of the acquisitions. With the three subsidiaries, Heating Air Conditioning Services, Energy King, Inc. - Sacramento and Energy King, Inc. Barnett, all contributing three months of sales for the first quarter of 2007 as compared to only one HVAC subsidiary, HACS, in the first quarter of 2006, the soundness of the Buckeye mission is clear.

At Buckeye Ventures, our mission is to become the leading national brand of residential comfort services contractors by acquiring the industry's most outstanding operators, sharing best practices, offering the most ethical and professional services and providing solutions that meet our customers' needs and exceed their expectations.

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

The Company's goal is to become a leading HVAC/Plumbing service provider in each of the markets in which it operates or will operate. The Company's management is comprised of executives and operators with extensive experience in the HVAC/Plumbing industry generally as well as experience in HVAC/Plumbing service consolidation, management and operations, including large multi-location, national, regional and local HVAC/Plumbing companies.

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

Buckeye Ventures, Inc., a Michigan corporation, provides comprehensive heating, ventilation and air conditioning (“HVAC”) installation, maintenance, repair and replacement services within the mechanical services industry in 3 locations in the United States. We operate primarily in the residential HVAC markets, and perform most of our services within residential homes. In addition to standard HVAC services, certain locations also provide specialized applications such as improved home insulation through window installations. Approximately 80% of our consolidated revenues were derived from residential installation customers with approximately 15% of the revenues attributable to maintenance, repair and replacement services and 5% attributable to windows installation.

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

At present, we serve the greater Sacramento and Modesto, CA and Boston, MA metropolitan area markets, principally providing renovation and replacement service to residential and small business customers rather than new construction HVAC/Plumbing installations. It is the view of our management, based upon their experience and continuing HVAC/Plumbing industry analysis, that many metropolitan and suburban areas in the U.S. have experienced significant growth in residential HVAC/Plumbing renovation and replacement activity over the last several years as a result of the past several years of strong residential housing market nationally. We believe, even with the recent slowing in new residential construction and the slowing of sale price increases in residential home that the demographic trends indicate continued growth in the areas of HVAC/Plumbing renovation and replacement as homeowners seek ways to add value to their homes.

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

HVAC systems provide the primary method of circulating fresh air in residences during peak periods of heat and cold climate conditions. In many instances, replacing an aging system with a modern, energy-efficient HVAC system significantly reduces a home's heating and cooling costs and improves air quality and HVAC system effectiveness. Older residential HVAC systems often have poor air quality as well as inadequate air conditioning, and older HVAC systems result in significantly higher energy costs than do modern systems. These factors cause many residential owners to consider replacing older systems before the end of their functioning lives. More than fifty percent of the HVAC systems replaced are operational at the time of replacement.

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

HVAC/PLUMBING SERVICES

HVAC. At present, we offer HVAC replacement and renovation services with operations and facilities in the Sacramento and Modesto, CA and Boston, MA metropolitan areas, respectively. To date these operations have generated nearly all of our revenues. HVAC systems typically involve air duct systems and air-handling and condenser equipment. Other equipment components of an HVAC system include: heaters, furnaces, condensers, air handlers and blowers. A typical HVAC replacement project for residential or small commercial projects begins with a thorough inspection of the current equipment. Engineering calculations are performed to determine the appropriate replacement equipment. In most cases, the air-handling equipment and condensing equipment are replaced as well as the refrigeration lines. When necessary, duct repairs and modifications are also made.

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

Windows. As we acquire new HVAC/Plumbing service providers, our window replacement services will involve the replacement of residential windows with more energy efficient models to provide a better seal for the residential structure. Having a better seal makes the residence more energy efficient by cutting down on heat loss in winter operation and heat gains in summer operation thus providing cost savings to the homeowner. The offering of energy efficient windows in tandem with HVAC systems enhances the Company's presentation to the homeowner as a provider of a more complete energy solution.

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

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2007, the Company experienced net income of $57,666. At March 31, 2007, the Company had $309,209 in cash and no cash equivalents.

The Company anticipates that its existing capital resources may be adequate to satisfy its capital requirements for the foreseeable future. However, to accomplish its planned future activities, it will need to acquire additional funds through public or private financings in the form of debt or equity.

In accordance with the Securities and Exchange Commission "Regulation D", and subject to Rule 144 restrictions, the Company issued 400,000 shares of its common stock and no shares of its preferred stock for services in the first quarter ended March 31, 2007.

The Company's principal liquidity at March 31, 2007 included cash of $309,209 and $169,887 net accounts receivable. The Company's liquidity position remains sufficient enough to support on-going general administrative expense, strategic positioning, and the garnering of contracts and relationships.

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

Item 3. Controls and Procedures

The Company's Chief Executive Officer, Alan J. Mintz, its Chief Financial Officer, Henry S. Leonard, the Audit Committee, and the Company's Secretary Larry Weinstein, have evaluated the Company's disclosure controls and procedures as of the end of the period covered by this report.

The Company's disclosure controls and procedures include a roll-up of financial and non-financial reporting that is consolidated in the offices of the Chief Executive Officer, Chief Financial Officer and the Audit Committee.

The reporting process is designed to ensure that information required to be disclosed by the Company in the reports that it files with or submits to the Securities and Exchange Commission is recorded, processed, summarized and reported under the direction of its Internal Auditor and Compliance Officer within the time periods specified in the Securities and Exchange Commission's rules and forms. Messrs. Mintz, Leonard, Weinstein and the Audit Committee have concluded that both the design and operation of the Company's disclosure controls and procedures are effective.

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

N/A

Item 5. Other Information

N/A

Item 6. Exhibits and Reports on Form 8-K

N/A
INDEX OF EXHIBITS

			Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number		Description of Exhibits	Exhibit Number	Filing or File Number
31.1	--	Rule 13a-14(a) Certification of Alan J. Mintz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1	2007 Form 10-QSB For QE-03/31/07 Filed Herewith
31.2	--	Rule 13a-14(a) Certification of Henry S. Leonard pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2	2007 Form 10-QSB For QE-03/31/07 Filed Herewith
32.1	--	Section 1350 Certification of Alan J. Mintz pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1	2007 Form 10-QSB For QE-03/31/07 Filed Herewith
32.2	--	Section 1350 Certification of Henry S. Leonard pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2	2007 Form 10-QSB For QE-03/31/07 Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUCKEYE VENTURES, INC.

Date: May 15, 2007	By:	/s/ ALAN J. MINTZ
Allan J. Mintz
Chief Executive Officer & President

Date: May 15, 2007	By:	/s/ HENRY S. LEONARD
Henry S. Leonard
Chief Financial Officer and Chief Accounting Officer