Form 10QSB
period 2007-06-30
BUCKEYE VENTURES, INC.
filed 2007-08-20
CIK 1005502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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
Yes ☐ No ☒

On August 19, 2007 there were 105,983,518 shares of Registrant’s common stock, $.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

INDEX TO FINANCIAL STATEMENTS

	Financial Page Number	Sequential Page Number
CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2007 (UNAUDITED) AND DECEMBER 31, 2006	F-2	3
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)	F-3	4
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)	F-4	5
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)	F-5	6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2007 (UNAUDITED)	F-6 - F-18	7 - 19

BUCKEYE VENTURES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$486,650	$273,976
Accounts receivable, less allowance for doubtful accounts of $18,000 and $22,915, respectively	242,951	95,058
Other receivables	280,778	155,755
Inventories	632,365	554,837
Prepaid expenses	202,624	266,426
Total current assets	1,845,368	1,346,052
Property and equipment, net	647,706	415,044
Goodwill	6,408,085	6,010,885
Intangible assets, net	79,310	82,210
Other assets, primarily deposits	113,289	103,473
Total assets	$9,093,758	$7,957,664

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$819,354	$711,295
Accrued expenses	699,272	593,081
Current portion of notes payable and long-term debt	793,665	637,500
Customer deposits and deferred revenue	412,116	192,901
Total current liabilities	2,724,407	2,134,777
Notes payable and long-term debt, net of current portion	3,304,682	4,093,292
Total liabilities	6,029,089	6,228,069
Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, authorized 3,000,000 shares: $.01 par value, 975,086 and 975,086 shares issued and outstanding, respectively	9,751	9,751
$10.00 par value, 23,000 and 3,000 shares issued and outstanding, respectively	230,000	230,000
Common stock, authorized 150,000,000 shares, $.001 par value; 105,938,518 and 79,792,001 shares issued and outstanding, respectively	105,984	98,549
Additional paid-in capital	3,714,619	2,578,029
Accumulated deficit	(995,685)	(1,186,734)
Total stockholders’ equity	3,064,669	1,729,595
Total liabilities and stockholders’ equity	$9,093,758	$7,957,664

The accompanying notes are an integral part of these consolidated financial statements.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues, net	$3,965,643	$1,515,747	$7,051,576	$2,472,348
Cost of services	2,214,237	1,021,331	3,920,690	1,652,386
Gross profit	1,751,406	494,416	3,130,886	819,962
Selling, general and administrative expenses	1,528,687	701,448	2,805,003	1,157,765
Operating income (loss)	222,719	(207,032)	325,883	(337,803)
Other income (expense)
Interest income	642	1,056	990	1,122
Other income	22,870	—	22,886	—
Interest expense	(82,686)	(11,977)	(155,671)	(37,373)
Total other income (expense)	(59,174)	(10,921)	(131,795)	(36,251)
Income (Loss) before income taxes	163,545	(217,953	194,088	(374,054)
Income tax expense	—	—	3,039	—
Income (Loss) from continuing operations and before extraordinary item	163,545	(217,953)	191,049	(374,054)
Net Income (Loss)	$163,545	$(217,953)	$191,049	$(374,054)

Income (Loss) per share: Basic and diluted	$.00	$(.00)	$.00	$(.00)
Shares used in computing income (loss) per share:
Basic	102,266,068	98,476,995	100,407,343	92,246,308
Diluted	102,266,068	98,476,995	100,407,343	92,246,308

The accompanying notes are an integral part of these consolidated financial statements.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For The Six Months Ended June 30, 2007
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2006	998,086	$239,751	98,548,618	$98,549	$2,578,029	$(1,186,734)	$1,729,595
Common stock issued in debt reduction	—	—	7,204,900	7,205	1,113,820	—	1,121,025
Common stock issued pursuant to Share exchange reverse acquisition of World Wide Motion Pictures Corporation	—	—	230,000	230	22,770	—	23,000
Net income	—	—	—	—	—	191,049	191,049
Balance at June 30, 2007	998,086	$239,751	105,983,518	$105,984	$3,714,619	$(995,685)	$3,064,669

The accompanying notes are an integral part of these consolidated financial statements.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$191,049	$(374,054)
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Shares issued to lender and charged to interest expense	—	12,000
Stock compensation expense	—	7,754
Depreciation and amortization expense	61,934	14,796
Changes in operating assets and liabilities, net of effects of acquisitions—(Increase) decrease in—
Receivables, net	(143,378)	50,167)
Inventories	(77,528)	(143,530)
Prepaid expenses and other current assets	63,802	39,848
Accounts payable	108,057	3,948
Accrued expenses	24,608	81,797
Customer deposits and deferred revenue	300,798	26,090
Net cash provided by (used in) operating activities	529,342	(158,889)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(458,769)	(12,234)
Cash acquired in connection with acquisition	—	98,382
Proceeds from acquisition	(74,605)	—
Other assets	(32,451)	(21,167)
Net cash (used in) provided by investing activities	(565,825)	64,981
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable and long-term debt	(9,147)	(115,527)
Increase in notes payable	195,000	—
Proceeds from sales of common stock	—	542,700
Net cash provided by (used in) financing activities	185,853	427,173
NET INCREASE IN CASH AND CASH EQUIVALENTS	149,370	210,970)
CASH AND CASH EQUIVALENTS, at beginning of period	337,280	415,762
CASH AND CASH EQUIVALENTS, end of period	$486,650	$626,732

Supplemental disclosures of cash flow information:
Interest paid	$12,024	$2,918
Income taxes paid	800	—
Stock issued for debt reduction	881,025	—
Stock issued for debt reduction	23,000	—
Acquisition of Energy King, Inc. Barnett assets for notes payable	$150,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2007 (Unaudited)

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

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2007 (Unaudited)

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

Shipping and handling fees

Shipping and handling costs billed to customers are included in sales and the related costs are included in cost of goods sold.  Shipping and handling costs are charged to expense as incurred. Total shipping and handling costs of $6,214 and $3,491 were recorded for the six months ended June 30, 2007 and 2006, respectively.

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

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2007 (Unaudited)

Earnings (loss) per share

Basic earnings (loss) per common share (EPS) are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. As of June 30, 2007 and December 31, 2006, the Company had notes payable with convertible opportunities after specified periods of time into shares of common stock, They are potentially dilutive common shares but are not included in the computation of diluted loss per share because their inclusion would have been anti-dilutive.

Comprehensive income (loss)

The Company has no items of other comprehensive income (loss) for the three months ended June 30, 2007 or the year ended December 31, 2006.

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

Advertising

Advertising costs are charged to expense as incurred. Advertising costs are included in selling, general, and administrative expenses on the accompanying consolidated statements of operations and totaled $478,495 and $108,144 for the six months ended June 30, 2007 and 2006, respectively.

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

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2007 (Unaudited)

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

Segment Disclosure

Buckeye’s activities are within the residential market of the mechanical services industry, which is the prominent industry segment served by the Company.

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

Concentrations of Credit Risk

The Company provides services in a broad range of geographic regions. The Company’s credit risk primarily consists of receivables from a variety of customers including general contractors, property owners and developers, and commercial and industrial companies. The Company regularly reviews its accounts receivable and estimates an allowance for uncollectible amounts. The Company has a diverse customer base, with no single customer accounting for more than 1% of consolidated revenues for the three months ended June 30, 2007.

Interim Financial Statements

The interim consolidated financial statements presented have been prepared by the Company without audit, and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair presentation of statements of (a) the consolidated results of operations for the six months ended June 30, 2007 and 2006, (b) the consolidated financial position at June 30, 2007 and (c) the consolidated cash flows for the six months ended June 30, 2007 and 2006. Interim results are not necessarily indicative of the results for a full year. The consolidated balance sheet presented as of December 31, 2006 has been derived from the consolidated financial statements that have been audited by the Company's independent auditors. The interim consolidated financial statements should be read in conjunction with that report.

The unaudited financial statements as of June 30, 2007 and for the three months then ended have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. The interim consolidated financial statements presented have been prepared by the Company without audit, and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair presentation of statements of (a) the consolidated results of operations for the six months ended June 30, 2007 and 2006, (b) the consolidated financial position at June 30, 2007 and (c) the consolidated cash flows for the six months ended June 30, 2007 and 2006. Interim results are not necessarily indicative of the results for a full year. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six month period ended June 30, 2007 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2007. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2007 (Unaudited)

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with the audited financial statements and notes to financial statements included in the Buckeye Ventures, Inc. Form 8-K/A (filed June 13, 2006).

Reclassifications

Certain reclassifications have been made in prior period financial statements to conform to current period presentation.

3 - INVENTORY

Inventory consists of the following as of:

	June 30, 2007	December 31, 2006
Raw materials	$4,710	$3,173
Work in progress	—	—
Finished goods	627,655	551,664
	$632,365	$554,837

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

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2007 (Unaudited)

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

The identifiable net assets of EKI at September 30, 2006 (effective date of the acquisition) consisted of:

Cash and cash equivalents	$82,944
Accounts receivable, net	219,446
Other receivables	4,259
Inventory	82,590
Prepaid expenses and other current assets	82,177
Property and equipment, net	78,490
Intangible assets, net	83,668
Other assets	55,107
Accounts payable	(497,726)
Accrued expenses payable	(93,622)
Customer deposits and deferred revenue	(13,197)
Debt	(443,201)
Identifiable net assets	$(359,065)

Goodwill of $4,259,065 (excess of the $3,900,000 purchase price over the identifiable net assets of EKI) was recorded in September 2006.

Two notes payable were executed in effecting the acquisition of EKI. Following is a summary of the terms of each note.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2007 (Unaudited)

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

6 - PROPERTY AND EQUIPMENT

Property and equipment consists of:

	June 30, 2007	December 31, 2005
Computers and equipment	$300,278	$165,438
Vehicles	399,962	259,574
Leasehold improvements	163,068	126,792
Motion picture and television properties	100,000	100,000
Total	963,308	651,804
Accumulated depreciation and amortization	(315,602)	(236,760)
Property and equipment, net	$647,706	$415,044

Depreciation expense of $50,567 and $19,918 was recorded for the six months ended June 30, 2007 and 2006, respectively.

7 - OTHER LONG LIVED ASSETS

Motion Picture and Television Properties

Motion picture and television properties consist of films and television programs produced or acquired by WWMPC of which 100 are represented in the financial statements. The majority of WWMPC's motion picture and television properties were acquired from third parties in exchange for WWMO Common Stock and WWMO Preferred Stock. The $6,260,550 estimated fair value of the properties at March 1, 2006 (effective date of the Share Exchange) was subsequently independently valued and reduced to $100,000. In conjunction with an independent valuation of the motion picture and television properties, the estimated fair value at March 1, 2006 was determined according to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and SFAS No. 139, Accounting by Producers or Distributors of Films by using future cash flows of the respective properties based on historical results and managements’ estimates of future net revenues. Actual future revenues from the properties may differ materially from such estimates as a result of many factors, including the amount of capital available to effectively exploit the properties.

8 -  GOODWILL

In most businesses the Company has acquired, the consideration paid to buy the business was greater than the value of specifically identifiable net assets in the business. Under generally accepted accounting principles, this excess is termed goodwill and is recognized as an asset at the time the business is acquired. It is generally expected that future net earnings from an acquired business will exceed the goodwill asset recognized at the time the business is bought. Under previous generally accepted accounting principles, goodwill was required to be amortized, or regularly charged to the Company’s operating results in its statement of operations.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2007 (Unaudited)

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

The Company has not recorded goodwill impairment charges for the six months ended June 30, 2007 or the year ended December 31, 2006.

The changes in the carrying amount of goodwill for the year ended December 31, 2006 is as follows:

Goodwill balance as of December 31, 2005	$—
Goodwill related to share exchange with WWMP (see note 4)	1,751,822
Goodwill related to acquisition of EKI (see note 5)	4,259,065
Impairment adjustment	—
Goodwill balance as of December 31, 2006	$6,010,887
Goodwill related to acquisition of Energy King, Inc. Barnett assets	374,198
Goodwill related to stock pursuant to share exchange with WWMP	23,000
Impairment adjustment	—
Goodwill balance as of June 30, 2007	$6,408,085

9 - NOTES PAYABLE AND LONG-TERM DEBT

Notes payable consist of:

	June 30, 2007	December 31, 2006
	(unaudited)
Buckeye Ventures, Inc., note payable to Pedersen Family Trust at 5% interest for 5 months, payable in monthly installments of principal and interest of $50,000, through February, 2007.	$49,074	$130,215
Buckeye Ventures, Inc. note payable to investor at 24% interest with principal and accrued interest due by December 31, 2007, secured by certain corporate assets.	173,446	162,530
Buckeye Ventures, Inc. note payable through acquisition to investor at 5.00% interest with interest payments beginning October 1, 2006 with all principal and accrued interest due by September 30, 2009, secured by certain corporate assets.	2,825,000	2,925,000
Buckeye Ventures, Inc. note payable through acquisition to investor at 5.00% interest with interest payments beginning October 1, 2006 with all principal and accrued interest due by September 30, 2009, secured by certain corporate assets.	475,000	975,000
Buckeye Ventures, Inc. multiple twelve month notes payable to investor at 10% on loans from October 17, 2006 through December 8, 2006 maturing in October and December 2007.	200,000	150,000
Buckeye Ventures, Inc. twelve month note payable to investor at 12% on loan from October 31, 2006 maturing October 31, 2007.	100,000	100,000
HACS note payable at 9.55% interest with principal and interest payments of $596 through November 7, 2010, secured by truck vehicle.	20,777	23,290

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2007 (Unaudited)

HACS note payable at 9.39% interest in monthly installments of principal of $579 through December 12, 2010, secured by truck vehicle.	20,663	23,100
HACS note payable at 10.95% interest in monthly installments of principal and interest of $349 through July 4, 2011, secured by truck vehicle.	13,662	14,966
HACS note payable at 9.49% interest in monthly installments of principal and interest of $472 through August 9, 2011, secured by truck vehicle.	19,332	21,193
HACS note payable at 9.49% interest in monthly installments of principal and interest of $404 through August 29, 2011, secured by truck vehicle.	16,575	18,171
HACS note payable at 11.75% interest in monthly installments of principal and interest of $427 through March 26, 2112, secured by truck vehicle.	18,587	-
HACS note payable at 11.76% interest in monthly installments of principal and interest of $513 through April 26, 2112, secured by truck vehicle.	22,629	-
EKI note payable at 5.00% interest for 24 months, beginning Oct 1, 2006, with a balloon payment of $ 36,398.29 principle + 3,819.70 interest (24 months interest), payable in monthly installments of principal and interest of $0.	24,145	38,921
EKI note payable to Tri-County Bank at 9.05% interest for 55 months payable in monthly installments of principal and interest of $831.25 through January 19, 2011, secured by truck vehicle.	30,117	33,648
EKI note payable to River City Bank at 4.87% interest for 60 months payable in monthly installments of principal and interest of $350.32 through November 2010, secured by truck vehicle.	13,206	14,968
EKI note payable to the California Department of Toxic Substances Control in settlement of legal action.	-	12,561
EKI note payable to the California Air Resources Board in settlement of legal action.	-	9,648
EKI note payable to the Sacramento County District Attorney’s Office in settlement of legal action.	55,990	55,990
WWMPC payable to bank under revolving line of credit, interest at 8%, due in monthly installments of principal and interest, secured by personal guarantees of WWMPC officers.	3,144	4,591
WWMPC note payable, interest at 0% interest, due on demand.	17,000	17,000
	4,098,347	4,730,792
Less current portion	(793,665)	(637,500)
Long-term debt	$3,304,682	$4,093,292

10 - ACCRUED EXPENSES PAYABLE

Accrued expenses payable consisted of:

	Six Months Ended June 30, 2007 (unaudited)	December 31, 2006
Compensation of officers	$261,667	$225,000
Other compensation, payroll taxes and withholdings	200,298	142,698
Interest	102,173	71,645
State income tax	---	---
Warranty reserve	81,583	66,582
Other	53,551	87,156
Total	$699,272	$593,081

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2007 (Unaudited)

11.  Employee Benefit Plans

Buckeye’s wholly owned subsidiary, Energy King, Inc., provides a qualified deferred arrangement 401(k) plan whereby employees may contribute up to 25% of gross compensation to the plan. The Company matches employee contributions up to 4% of the employees’ wages. The plan also allows the Company to make optional non-elective contributions into the plan for those employees that have worked over 500 hours and are employed at the end of the plan year. There were no Company contributions during the six months ended June 30, 2007.

12 - PREFERRED STOCK

On May 22, 2007, the Company filed a Certificate of Amendment to the Articles of Incorporation with the Michigan Department of Labor and Economic Growth, Bureau of Commercial Services increasing the number of authorized shares of preferred stock 2,000,000 to 3,000,000 from 1,000,000.

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

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2007 (Unaudited)

13 - COMMON STOCK

On June 28, 2007, the Company issued a total of 3,000,000 shares of its common stock to two former Energy King, Inc. (EKI) stockholders. 2,500,000 shares were issued to one of the former EKI stockholders in satisfaction of $500,000 in notes payable to him and 500,000 shares of the Company’s common stock were issued to the other former EKI stockholder in satisfaction of $100,000 in notes payable to this joint tenancy.

On June 28, 2007, the Company issued a total of 1,040,000 Units of the Company’s securities to four investors in satisfaction of $260,000 in notes payable to such investors. Each Unit is comprised of one share of the Company’s common stock and three warrants, each warrant exercisable into one share of commons stock at a price of $0.05 per share until 12/31/2008.

On May 22, 2007, the Company filed a Certificate of Amendment to the Articles of Incorporation with the Michigan Department of Labor and Economic Growth, Bureau of Commercial Services increasing the number of authorized shares of common stock 50,000,000 to 150,000,000 from 100,000,000.

On March 31, 2007, the Company issued 400,000 shares of its common stock to an investor it was indebted to under a note payable in the amount of $173,446 and $162,530 at June 30, 2007 and December 31, 2006, respectively. Pursuant to a verbal agreement, the note payable to this investor is to be reduced by amounts realized from this investor’s sale of the 400,000 shares. Through June 30, 2007, this investor sold 160,900 shares of the Company’s common stock for net proceeds of $21,025. Accordingly, the Company has reflected the issuance of 160,900 shares of the Company’s common stock for a $21,025 reduction in notes payable in the accompanying consolidated financial statement for the three months ended June 30, 2007.

On January 8, 2007, the Company issued 1,000,000 shares of its common stock to WWMPC. Since WWMPC is a wholly owned subsidiary of BEYV, this transaction was not reflected at the date of issuance. In the three months ended June 30, 2007, WWMPC delivered 230,000 of the 1,000,000 shares to third parties for certain services to be rendered to WWMPC. The Company has reflected the $23,000 estimated Fair Value of the 230,000 shares of its common stock as an increase I goodwill and stockholders’ equity.

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

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2007 (Unaudited)

The provision for income taxes relating to continuing operations consists of the following (in thousands):

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Current—
Federal	$—	$—
State	3,039	—
Total current	3,039	—
Deferred—
Federal	(567,858)	(115,096)
State	(32,996)	(35,535)
Valuation allowance	600,854	150,631
Total deferred	—	—
Total income taxes	$3,039	$—

A reconciliation of the expected income tax expense (benefit) to reported income taxes follows:

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Federal income tax at 34%	(193,072)	(127,178)
State income tax, net	2,917	(23,453)
Change in valuation allowance	193,194	150,631
Total	$3,039	$—

 Management has not determined it to be more likely than not that any portion of the deferred tax asset attributable to the future utilization of the net operating loss carryforwards as of June 30, 2007 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at June 30, 2007. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards are available in varying amounts through year 2026 to offset future taxable income. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income will be limited.

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

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2007 (Unaudited)

For the for the six months ended June 30, 2007 and the year ended December 31, 2006, rent expense under operating leases consisted of:

	Six Months Ended June 30, 2007 (unaudited)	December 31, 2006
Buckeye Ventures Corporate office space	$13,120	$12,827
HVAC office space	58,500	107,267
HVAC truck vehicles	17,946	53,360
WWMPC office space	7,259	7,785
Total	$96,825	$181,239

At June 30, 2007 and December 31, 2006, the aggregate future minimum lease payments under non-cancelable operating lease agreements were as follows:

Year Ended June 30,
2008	$105,085
2009	100,211
2010	112,636
2011	19,398
2012	—
Total	$337,330

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

 BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2007 (Unaudited)

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

RESULTS OF OPERATIONS

Second Quarter 2007

CONSOLIDATED OVERVIEW

Buckeye (the "Company") reported consolidated revenues of $7,051,576 for the first six months of 2007 which is an increase of $3,964,578 over the $3,086,998 reported in the first three months of 2007.  At current operational levels, and accounting for the traditional high increase in sales volume during the third quarter, the hottest months of the year, management feels sales are on track to reach $15 million by year end 2007. Due to the acquisition of Energy King, Inc. (EKI) and the purchase of the assets of the Modesto operations, the net revenues of the first six months of 2007 are more than double those of the same period in 2006. The Company expects revenue growth to continue in proportion to future acquisitions’ revenue streams. The heating ventilation and air conditioning (HVAC) industry has cyclical components. HVAC operations traditionally have seen higher sales beginning in the mid-winter months into late January. Sales pick up even stronger in the late Spring through Summer. The Company believes that positive factors such a greater consumer awareness of energy conservation through better HVAC equipment utilization as well as higher consumer confidence and increased home sales will help it overcome rising fuel costs. The Company continues to remain focused on acquisitions, top-line sales growth, and increased customer retention. The acquisition of EKI has provided the opportunity to use a well designed and marketable name, Energy King, as its brand. Efforts are currently underway to apply the Energy King moniker to its websites, clothing, checks, invoices, letterheads and other operational areas. With the opportunity of combining locally acquired HVAC businesses in specific regions across the United States with the logo and name Energy King, a nationally recognized brand name is getting closer to reality.

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

The HVAC operations had net income from operations for the first six and first three months ended June 30, 2007 of $554,379 and $387,280, or 10.9% and 12.5%, respectively, of related net revenues compared to net income from operations of $20,994 or .8% of income from operations for the first six months ended June 30, 2006. The integration plan used with HACS is providing positive operational results there as well as with EKIS and EKIB. The same plan will be tailored to future acquisitions to improve marketing, administration and sales efforts. The integration plan is comprised of a team of professionals with experience in the HVAC industry who work with the acquired company's management and field staff to develop and train their people in techniques to improve sales. Key components of the integration include, standardized reporting of operations, customer awareness and support, lead generation and follow through, focused marketing, employee training and pricing strategies.

The following table presents selected HVAC, MEDIA, Corporate and Consolidated financial data for the period indicated.

	Six Months Ended June 30, 2007
	HVAC	Media	Corporate		Consolidated
Revenues	$7,045,501	$6,075	$	---	$7,051,576
Income (Loss) from Operations	677,001	(55,469)		(400,321)	191,049
Cash and cash equivalents	(116,000)	181,022		421,628	486,650
Total assets	2,167,791	359,077		6,566,890	9,093,758
Total liabilities	$2,020,296	$117,195		$3,891,598	$6,029,089

Consolidated gross profit for the first six months of 2007 is at 44% of net sales. Cost of services increased $507,162 or 16% during the second quarter of 2007 over the first quarter while revenues increased $878,645 or over 28%. The operational plan implemented by Buckeye Management continues to provide positive results. A focused effort on cost controls and strategic vendor alliances has helped reduce the cost-of-services which resulted in the increased profit margins. With more acquisitions and greater economies of scales, management is confident even stronger returns can be generated.

Selling, general and administrative (SG&A) expenses increased just over 9% of net revenues in the second quarter of 2007 as compared with the first three months of the year, yet represented only 39.7% of revenues after six months into 2006 as compared to 40.4% for the first three months of 2007 alone. Marketing expenses increased to 10.8% of revenues in the second quarter of 2007 with an increase of $23,997 or 6.5% in marketing expenses over the first quarter of 2007 through aggressive yellow pages and direct mailings. Non-cost-of-service salaries remained at 14.8% of total revenues and 37% of total SG&A costs in the first six months of 2007. Accounting, legal and other professional costs increased $113,747 to over 6% of total expenses for the six months ended June 30, 2007 over the first quarter which saw the same expenses representing right at 2% of total expenses. As a percent of total SG&A expenses, rent expense increased $33,786 to 1.2% of costs in the second quarter of 2007. Insurance increased $80,277 in the second quarter of 2007 over the first quarter of 2007 to represent 5.8% of total SG&A costs for the six months ended June 30, 2007.

Interest expense increased $155,671 in the second three months of 2007 or 5.6% of total SG&A expenses.

The increased revenues, controlled costs of services as well as selling, general and administrative costs clearly highlight the efficacy of Buckeye’s business philosophy. A philosophy designed to bring proven techniques for increasing leads which result in sales. A philosophy of cost controls and cost consciousness at all levels of the company. A philosophy of training the salesmen and technicians in better techniques. The improved stature of Buckeye in the first six months of 2007 as compared to the first three months of 2007 is directly related to sound business decisions in the identification of prime candidates for acquisition, negotiating the best deal possible for all parties involved and increasing the consolidated results as a consequence of the acquisitions. With the three subsidiaries, Heating Air Conditioning Services, Energy King, Inc. - Sacramento and Energy King, Inc. Barnett, all contributing six months of sales for the second quarter of 2007 as compared to only one HVAC subsidiary, HACS, in the first three quarters of 2006, the soundness of the Buckeye mission is clear.

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

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2007, the Company experienced net income of $221,211. At June 30, 2007, the Company had $486,650 in cash and no cash equivalents.

The Company anticipates that its existing capital resources may be adequate to satisfy its capital requirements for the foreseeable future. However, to accomplish its planned future activities, it will need to acquire additional funds through public or private financings in the form of debt or equity.

In accordance with the Securities and Exchange Commission "Regulation D", and subject to Rule 144 restrictions, the Company issued 400,000 shares of its common stock and no shares of its preferred stock for services in the first six months ended June 30, 2007.

The Company's principal liquidity at June 30, 2007 included cash of $486,650 and $242,951 net accounts receivable. The Company's liquidity position remains sufficient enough to support on-going general administrative expense, strategic positioning, and the garnering of contracts and relationships.

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

N/A

Item 5. Other Information

N/A

Item 6. Exhibits and Reports on Form 8-K

N/A

INDEX OF EXHIBITS

			Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number		Description of Exhibits	Exhibit Number	Filing or File Number
31.1	--	Rule 13a-14(a) Certification of Alan J. Mintz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1	2007 Form 10-QSB For QE-06/30/07 Filed Herewith
31.2	--	Rule 13a-14(a) Certification of Henry S. Leonard pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2	2007 Form 10-QSB For QE-06/30/07 Filed Herewith
32.1	--	Section 1350 Certification of Alan J. Mintz pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1	2007 Form 10-QSB For QE-06/30/07 Filed Herewith
32.2	--	Section 1350 Certification of Henry S. Leonard pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2	2007 Form 10-QSB For QE-06/30/07 Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUCKEYE VENTURES, INC.

Date: August 20, 2007	By:	/s/ ALAN J. MINTZ
Alan J. Mintz
Chief Executive Officer & President

Date: August 20, 2007	By:	/s/ HENRY S. LEONARD
Henry S. Leonard
Chief Financial Officer and Chief Accounting Officer