Form 10QSB
period 2007-09-30
BUCKEYE VENTURES, INC.
filed 2007-11-19
CIK 1005502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission File No. 0-27454

Buckeye Ventures, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-3161375
(State or other jurisdiction	(I.R.S. Employer Identification No.)
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
Yes ☐ No ☒

On November 9, 2007 there were 107,177,750 shares of Registrant’s common stock, $.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

INDEX TO FINANCIAL STATEMENTS

	Financial Page Number	Sequential Page Number

CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2007 (UNAUDITED) AND DECEMBER 31, 2006	F-2	3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)	F-3	4

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)	F-4	5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)	F-5	6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2007 (UNAUDITED)	F-6 - F-19	7 - 20

BUCKEYE VENTURES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,512,373	$273,976
Accounts receivable, less allowance for doubtful accounts of $18,000 and $22,915, respectively	157,176	95,058
Other receivables	352,344	155,755
Inventories	646,974	554,837
Prepaid expenses	327,801	266,426
Total current assets	2,996,668	1,346,052
Property and equipment, net	681,520	415,044
Goodwill	6,408,085	6,010,885
Intangible assets, net	77,859	82,210
Other assets, primarily deposits	108,487	103,473
Total assets	$10,272,619	$7,957,664

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$774,672	$711,295
Accrued expenses	703,834	593,081
Current portion of notes payable and long-term debt	1,355,405	637,500
Customer deposits and deferred revenue	525,757	192,901
Total current liabilities	3,359,668	2,134,777
Notes payable and long-term debt, net of current portion	3,954,766	4,093,292
Total liabilities	7,314,434	6,228,069
Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, authorized 3,000,000 shares: $.01 par value, 975,086 and 975,086 shares issued and outstanding, respectively	9,751	9,751
$10.00 par value, 23,000 and 23,000 shares issued and outstanding, respectively	230,000	230,000
Common stock, authorized 150,000,000 shares, $.001 par value; 106,933,609 and 98,548,618 shares issued and outstanding, respectively	106,934	98,549
Additional paid-in capital	3,984,129	2,578,029
Accumulated deficit	(1,372,629)	(1,186,734)
Total stockholders’ equity	2,958,185	1,729,595
Total liabilities and stockholders’ equity	$10,272,619	$7,957,664

The accompanying notes are an integral part of these consolidated financial statements.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2007	2006	2007	2006
Revenues, net	$3,404,267	$1,416,660	$10,455,843	$3,889,008
Cost of services	1,967,221	812,083	5,887,911	2,464,469
Gross profit	1,437,046	604,577	4,567,932	1,424,539
Selling, general and administrative expenses	1,708,234	916,988	4,513,237	2,074,753
Operating income (loss)	(271,188)	(312,411)	54,695	(650,214)
Other income (expense)
Interest income	350	2,452	1,340	3,574
Other income	(22,799)	—	87	—
Interest expense	(83,307)	(9,225)	(238,978)	(46,598)
Total other income (expense)	(105,576)	(6,773)	(237,551)	(43,024)
Income (Loss) before income taxes	(376,944)	(319,184)	(182,856)	(693,238)
Income tax expense	—	—	3,039	—
Net Income (Loss)	$(376,944)	$(319,184)	$(185,895)	$(693,238)

Income (Loss) per share: Basic and diluted	$(.00)	$(.00)	$(.00)	$(.01)
Shares used in computing income (loss) per share:
Basic	106,458,564	98,548,618	103,663,567	94,347,078
Diluted	106,717,832	98,807,886	103,922,835	94,548,731

The accompanying notes are an integral part of these consolidated financial statements.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For The Nine months Ended September 30, 2007
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2006	998,086	$239,751	98,548,618	$98,549	$2,578,029	$(1,186,734)	$1,729,595
Common stock issued in debt reduction	—	—	7,204,900	7,205	1,113,820	—	1,121,025
Common stock issued pursuant to Share exchange reverse acquisition of World Wide Motion Pictures Corporation	—	—	230,000	230	22,770	—	23,000
Common stock issued as compensation	—	—	950,091	950	113,060	—	114,010
Value of warrants relating to first closing of convertible debentures					156,450		156,450
Net income	—	—	—	—	—	(185,895)	(185,895)
Balance at September 30, 2007	998,086	$239,751	106,933,609	$106,934	$3,984,129	$(1,372,629)	$2,958,185

The accompanying notes are an integral part of these consolidated financial statements.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(185,895)	$(693,238)
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Shares issued to lender and charged to interest expense	—	12,000
Stock compensation expense	—	7,754
Depreciation and amortization expense	126,489	38,911
Changes in operating assets and liabilities, net of effects of acquisitions—(Increase) decrease in—
Receivables, net	(57,603)	(106,671)
Inventories	(92,137)	(4,477)
Prepaid expenses and other current assets	(61,376)	(71,863)
Accounts payable	55,165	(112,324)
Accrued expenses	124,706	151,693
Customer deposits and deferred revenue	327,260	188,444
Net cash provided by (used in) operating activities	236,609	(589,771)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(684,523)	(104,944)
Cash acquired in connection with acquisition	—	181,326
Proceeds from acquisition	74,605	—
Other assets	166,826	(13,849)
Net cash (used in) provided by investing activities	(443,092)	62,533
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable and long-term debt	(21,620)	(140,527)
Increase in notes payable	1,502,500	53,604
Proceeds from sales of common stock	—	552,700
Net cash provided by (used in) financing activities	1,480,880	465,777
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,274,397	(61,461)
CASH AND CASH EQUIVALENTS, beginning of period	237,976	415,762
CASH AND CASH EQUIVALENTS, end of period	$1,512,373	$354,301

Supplemental disclosures of cash flow information:
Interest paid	$30,317	$2,918
Income taxes paid	800	—
Stock issued for debt reduction	881,025	—
Stock issued for debt reduction	23,000	—
Acquisition of Energy King, Inc. Barnett assets for notes payable	$150,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2007 (Unaudited)

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

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2007 (Unaudited)

Property and Equipment

Property and equipment are stated at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the expected life of the lease or the estimated useful life of the asset. Assets are depreciated over the following estimated useful lives:

Computers and equipment	3 to 7 years
Furniture and fixtures	3 to 7 years
Vehicles	3 to 5 years
Leasehold Improvements	7 to 10 years

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

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2007 (Unaudited)

Earnings (loss) per share

Basic earnings (loss) per common share (EPS) are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. As of September 30, 2007 and December 31, 2006, the Company had notes payable with convertible opportunities after specified periods of time into shares of common stock, They are potentially dilutive common shares but are not included in the computation of diluted loss per share because their inclusion would have been anti-dilutive.

Comprehensive income (loss)

The Company has no items of other comprehensive income (loss) for the nine months ended September 30, 2007 or the year ended December 31, 2006.

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

Advertising

Advertising costs are charged to expense as incurred. Advertising costs are included in selling, general, and administrative expenses on the accompanying consolidated statements of operations and totaled $930,824 and $175,544 for the nine months ended September 30, 2007 and 2006, respectively.

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

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2007 (Unaudited)

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

Concentrations of Credit Risk

The Company provides services in a broad range of geographic regions. The Company’s credit risk primarily consists of receivables from a variety of customers including general contractors, property owners and developers, and commercial and industrial companies. The Company regularly reviews its accounts receivable and estimates an allowance for uncollectible amounts. The Company has a diverse customer base, with no single customer accounting for more than 1% of consolidated revenues for the nine months ended September 30, 2007.

Interim Financial Statements

The unaudited financial statements as of September 30, 2007 and for the nine months then ended have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. The interim consolidated financial statements presented have been prepared by the Company without audit, and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair presentation of statements of (a) the consolidated results of operations for the nine months ended September 30, 2007 and 2006, (b) the consolidated financial position at September 30, 2007 and (c) the consolidated cash flows for the nine months ended September 30, 2007 and 2006. Interim results are not necessarily indicative of the results for a full year. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine month period ended September 30, 2007 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2007. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with the audited financial statements and notes to financial statements included in the Buckeye Ventures, Inc. Form 10-KSB (filed April 17, 2007).

Reclassifications

Certain reclassifications have been made in prior period financial statements to conform to current period presentation.

3 - INVENTORY

Inventory consists of the following as of:

	September 30, 2007	December 31, 2006
Raw materials	$3,093	$3,173
Work in progress	—	—
Finished goods	643,881	551,664
	$646,974	$554,837

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2007 (Unaudited)

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

The $1,687,460 excess of the estimated fair value of the shares of WWMO common stock and preferred stock retained by stockholders other than BVI's two stockholders ($1,893,013) over the identifiable net assets of WWMO at March 1, 2006 ($205,553) has been reflected as goodwill.

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

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2007 (Unaudited)

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

Promissory Note payable to Alan Hardwick in the amount of $975,000 with interest payable at 5% commencing with acquisition. A $500,000 portion is convertible after November 15, 2006 and before the maturity date of September 30, 2008 or September 30, 2009 as provided for through extension. If the shares are converted prior to December 31, 2007, they carry a conversion rate of one share of stock for each $.25 in principal amount f the note. If converted on or after January 1, 2008, such conversion is it $.35. The interest on the conversion portion is accrued and payable at any time up to maturity date and may be paid in common stock at the Company's election. The note may be paid by the Company in part or in full at anytime without penalty. The note holder is indemnified against any actions taken by the Company which would otherwise reduce the initial share value adjusted for any repayments up to that action.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2007 (Unaudited)

6 - PROPERTY AND EQUIPMENT

Property and equipment consists of:

	September 30, 2007	December 31, 2006
Computers and equipment	$289,332	$165,438
Vehicles	466,580	259,574
Leasehold improvements	163,068	126,792
Motion picture and television properties	100,000	100,000
Total	1,018,980	651,804
Accumulated depreciation and amortization	(337,460)	(236,760)
Property and equipment, net	$681,520	$415,044

Depreciation expense of $111,098 and $38,911 was recorded for the nine months ended September 30, 2007 and 2006, respectively.

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

The Company has not recorded goodwill impairment charges for the nine months ended September 30, 2007 or the year ended December 31, 2006.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2007 (Unaudited)

The changes in the carrying amount of goodwill for the year ended December 31, 2006 is as follows:

Goodwill balance as of December 31, 2005	$—
Goodwill related to share exchange with WWMP (see note 4)	1,751,822
Goodwill related to acquisition of EKI (see note 5)	4,259,065
Impairment adjustment	—
Goodwill balance as of December 31, 2006	$6,010,887
Goodwill related to acquisition of Energy King, Inc. Barnett assets	374,198
Goodwill related to stock issued pursuant to share exchange with WWMP	23,000
Impairment adjustment	—
Goodwill balance as of September 30, 2007	$6,408,085

9 - NOTES PAYABLE AND LONG-TERM DEBT

Notes payable consist of:

	September 30, 2007	December 31, 2006
	(unaudited)
Buckeye Ventures, Inc., Convertible Debenture payable to Trafalgar at an effective interest rate of 13.2% for 26 months, payable in monthly installments of principal and interest plus an effective redemption value of approximately 15.8% through August 29, 2009. Net of $156,450 discounts	$1,343,550	$-
Buckeye Ventures, Inc., note payable to Pedersen Family Trust at 5% interest for 5 months, payable in monthly installments of principal and interest of $50,000, through February, 2007.	34,493	130,215
Buckeye Ventures, Inc. note payable to investor at 24% interest with principal and accrued interest due by December 31, 2007, secured by certain corporate assets.	162,347	162,530
Buckeye Ventures, Inc. note payable through acquisition to investor at 5.00% interest with interest payments beginning October 1, 2006 with all principal and accrued interest due by September 30, 2009, secured by certain corporate assets.	2,425,000	2,925,000
Buckeye Ventures, Inc. note payable through acquisition to investor at 5.00% interest with interest payments beginning October 1, 2006 with all principal and accrued interest due by September 30, 2009, secured by certain corporate assets.	724,590	975,000
Buckeye Ventures, Inc. multiple twelve month notes payable to investor at 10% on loans from October 17, 2006 through December 8, 2006 maturing in October and December 2007.	200,000	150,000
Buckeye Ventures, Inc. twelve month note payable to investor at 12% on loan from October 31, 2006 maturing October 31, 2007.	100,000	100,000
HACS note payable at 9.55% interest with principal and interest payments of $596 through November 7, 2010, secured by truck vehicle.	19,468	23,290
HACS note payable at 9.39% interest in monthly installments of principal of $579 through December 12, 2010, secured by truck vehicle.	19,400	23,100
HACS note payable at 10.95% interest in monthly installments of principal and interest of $349 through July 4, 2011, secured by truck vehicle.	12,957	14,966
HACS note payable at 9.49% interest in monthly installments of principal and interest of $472 through August 9, 2011, secured by truck vehicle.	18,357	21,193
HACS note payable at 9.49% interest in monthly installments of principal and interest of $404 through August 29, 2011, secured by truck vehicle.	15,748	18,171
HACS note payable at 11.75% interest in monthly installments of principal and interest of $427 through March 26, 2112, secured by truck vehicle.	17,814	-
HACS note payable at 11.76% interest in monthly installments of principal and interest of $513 through April 26, 2112, secured by truck vehicle.	21,746	-

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2007 (Unaudited)

EKI note payable at 5.00% interest for 24 months, beginning Oct 1, 2006, with a balloon payment of $ 36,398.29 principle + 3,819.70 interest (24 months interest), payable in monthly installments of principal and interest of $0.	24,145	38,921
EKI note payable to Tri-County Bank at 9.05% interest for 55 months payable in monthly installments of principal and interest of $831.25 through January 19, 2011, secured by truck vehicle.	58,183	33,648
EKI note payable to River City Bank at 4.87% interest for 60 months payable in monthly installments of principal and interest of $350.32 through November 2010, secured by truck vehicle.	12,313	14,968
EKI note payable to the California Department of Toxic Substances Control in settlement of legal action.	-	12,561
EKI note payable to the California Air Resources Board in settlement of legal action.	-	9,648
EKI note payable to GMAC at 5.9% interest for 48 months payable in monthly installments of principal and interest of $631.26.	24,666	-
EKI note payable to the Sacramento County District Attorney’s Office in settlement of legal action.	55,990	55,990
WWMPC payable to bank under revolving line of credit, interest at 8%, due in monthly installments of principal and interest, secured by personal guarantees of WWMPC officers.	2,404	4,591
WWMPC note payable, interest at 0% interest, due on demand.	17,000	17,000
	5,310,171	4,730,792
Less current portion	(1,355,405)	(637,500)
Long-term debt	$3,954,766	$4,093,292

At September 30, 2007, the Convertible Debenture consists of:

Convertible Debenture - Face amount	$1,500,000
Debt Discount - value attributable to 1,250,000 warrants issued	106,125
Debt Discount - value attributable to 750,000 warrants issued	50,325
Convertible Debenture, net of discounts	$1,343,550

In connection with the private Securities Purchase Agreement with Trafalgar Capital Specialized Investment Fund, a Luxembourg corporation (“Trafalgar”) effective September 27, 2007 (the “Agreement”) (see Note 10), the Company agreed to grant Trafalgar warrants to purchase 1,250,000 shares at $0.001 per share and 50,000 warrants to purchase shares of common stock at each of the first, second and third closing for each $100,000 in Debentures, exercisable at the lower of $0.07 per share or the closing bid price of the Registrant’s common stock on the date prior to the issuance of each warrant. All of the warrants are exercisable for a period of 5 years from the date of issuance.

In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments ("EITF - 00-27"), and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” the Company recognized the value attributable to the warrants in the amounts of $106,125 and $50,325 to additional paid-in capital and a discount against the Debenture. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of five years, an average risk free interest rate of 4.5%, a dividend yield of 0% and volatility of 100%.

10 – CONVERTIBLE DEBENTURES

Buckeye Ventures, Inc. (the “Company”) entered into a private Securities Purchase Agreement with Trafalgar Capital Specialized Investment Fund, a Luxembourg corporation (“Trafalgar”) effective September 27, 2007 (the “Agreement”). Pursuant to the Agreement, the Company agreed to issue to Trafalgar a 10% Secured Convertible Debenture (the “Debenture”) in the aggregate amount of $5,000,000, to be funded as follows (i) $1,500,000 on the first closing; $1,750,000 on the second closing; and $1,750,000 on the third closing.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2007 (Unaudited)

The Debenture is secured by the Company’s assets. In addition, the two principal shareholders of the Company, co-founders, each pledged 17,857,143 million shares of common stock which represents more than 50% of their common stock holdings. The Debenture is convertible into shares of the Company’s common stock at the lower of $0.20 per share or an amount equal to eighty-five percent (85%) of the lowest volume weighted average price (“VWAP”) during the ten trading days immediately preceding the conversion only if the closing bid price or the VWAP for the Common Stock is at or above $0.20 per share. In the event the Company defaults on any of its obligations under the Agreement, Trafalgar is entitled, at its option, to convert the Debenture, plus accrued interest, into shares of the Registrant’s common stock.

In connection with the Agreement, the Company agreed to grant Trafalgar warrants to purchase 1,250,000 shares at $0.001 per share and 50,000 warrants to purchase shares of common stock at each of the first, second and third closing for each $100,000 in Debentures, exercisable at the lower of $0.07 per share or the closing bid price of the Company’s common stock on the date prior to the issuance of each warrant. All of the warrants are exercisable for a period of 5 years from the date of issuance.

The Company has agreed to register the shares of Common Stock underlying the conversion of the Debentures and the exercise of the warrants, subject to the provisions of Rule 415 under the Securities Act of 1933.

11 - ACCRUED EXPENSES PAYABLE

Accrued expenses payable consisted of:

	September 30, 2007 (unaudited)	December 31, 2006
Compensation of officers	$287,117	$225,000
Other compensation, payroll taxes and withholdings	113,859	142,698
Interest	149,960	71,645
Warranty reserve	81,583	66,582
Other	71,315	87,156
Total	$703,834	$593,081

12.  Employee Benefit Plans

The Company provides a qualified deferred arrangement 401(k) plan whereby employees may contribute up to 25% of gross compensation to the plan. The Company has the option to match employee contributions up to 4% of the employees’ wages. There were no Company contributions during the nine months ended September 30, 2007.

13 - PREFERRED STOCK

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2007 (Unaudited)

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

14 - COMMON STOCK

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

On March 31, 2007, the Company issued 400,000 shares of its common stock to an investor it was indebted to under a note payable in the amount of $173,446 and $162,530 at September 30, 2007 and December 31, 2006, respectively. Pursuant to a verbal agreement, the note payable to this investor is to be reduced by amounts realized from this investor’s sale of the 400,000 shares. Through September 30, 2007, this investor sold 160,900 shares of the Company’s common stock for net proceeds of $21,025. Accordingly, the Company has reflected the issuance of 160,900 shares of the Company’s common stock for a $21,025 reduction in notes payable in the accompanying consolidated financial statement for the nine months ended September 30, 2007.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2007 (Unaudited)

On January 8, 2007, the Company issued 1,000,000 shares of its common stock to WWMPC. Since WWMPC is a wholly owned subsidiary of BEYV, this transaction was not reflected at the date of issuance. In the three months ended September 30, 2007, WWMPC delivered 230,000 of the 1,000,000 shares to third parties for certain services to be rendered to WWMPC. The Company has reflected the $23,000 estimated Fair Value of the 230,000 shares of its common stock as an increase in goodwill and stockholders’ equity.

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

15 - INCOME TAXES

Buckeye expects to file a consolidated income tax return with its subsidiaries for federal reporting purposes with subsidiaries filing separate income tax returns for state reporting purposes.

The provision for income taxes consists of the following:

	Nine months Ended September 30, 2007	Nine months Ended September 30, 2006
Current—
Federal	$—	$—
State	3,039	—
Total current	3,039	—
Deferred—
Federal	(57,198)	(240,226)
State	(14,628)	(19,164)
Valuation allowance	71,826	259,390
Total deferred	—	—
Total income taxes	$3,039	$—

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2007 (Unaudited)

A reconciliation of the expected income tax expense (benefit) to reported income taxes follows:

	Nine months Ended September 30, 2007	Nine months Ended September 30, 2006
Federal income tax at 34%	(62,171)	(235,701)
State income tax, net	(6,616)	(23,689)
Change in valuation allowance	71,826	259,390
Total	$3,039	$—

 Management has not determined it to be more likely than not that any portion of the deferred tax asset attributable to the future utilization of the net operating loss carryforwards as of September 30, 2007 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at September 30, 2007. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards are available in varying amounts through year 2027 to offset future taxable income. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income will be limited.

16 - COMMITMENTS AND CONTINGENCIES

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

For the for the nine months ended September 30, 2007 and the year ended December 31, 2006, rent expense under operating leases consisted of:

	Nine months Ended September 30, 2007 (unaudited)	December 31, 2006
Buckeye Ventures Corporate office space	$23,616	$12,827
HVAC office space	87,750	107,267
HVAC truck vehicles	26,919	53,360
WWMPC office space	10,888	7,785
Total	$149,173	$181,239

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2007 (Unaudited)

At September 30, 2007 and December 31, 2006, the aggregate future minimum lease payments under non-cancelable operating lease agreements were as follows:

Year Ended September 30,
2008	$158,479
2009	127,398
2010	30,921
2011	11,197
2012	—
Total	$327,995

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

RESULTS OF OPERATIONS

Third Quarter 2007

CONSOLIDATED OVERVIEW

Buckeye (the "Company") reported consolidated revenues of $10,455,843 for the first nine months of 2007 which is an increase of 48% or $3,404,267 over the $7,051,576 reported in the first six months of 2007.  At current operational levels, and accounting for the traditional lower sales volume during the fourth quarter, a transition period from Summer to Winter, management feels sales are on track to reach $14 million by year end 2007. Due to the acquisition of Energy King, Inc. (EKI) and the purchase of the assets of the Modesto operations, the net revenues of the first nine months of 2007 are more than two-and-a-half those of the same period in 2006. The Company expects revenue growth to continue in proportion to future acquisitions’ revenue streams. The heating ventilation and air conditioning (HVAC) industry has cyclical components. HVAC operations traditionally have seen higher sales beginning in the mid-winter months into late January. Sales pick up even stronger in the late Spring through Summer. The Company believes that positive factors such as greater consumer awareness of energy conservation through better HVAC equipment utilization as well as higher consumer confidence and increased home sales will help it overcome rising fuel costs. The Company continues to remain focused on acquisitions, top-line sales growth, and increased customer retention. The acquisition of EKI has provided the opportunity to use a well designed and marketable name, Energy King, as its brand. Efforts are currently underway to apply the Energy King moniker to its websites, clothing, checks, invoices, letterheads and other operational areas. With the opportunity of combining locally acquired HVAC businesses in specific regions across the United States with the logo and name Energy King, a nationally recognized brand name is getting closer to reality.

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

The HVAC operations reflect the seasonal nature of heating and cooling. Overall, the integration plan used with HACS is providing positive operational results there as well as with EKIS and EKIB. The same plan will be tailored to future acquisitions to improve marketing, administration and sales efforts. The integration plan is comprised of a team of professionals with experience in the HVAC industry who work with the acquired company's management and field staff to develop and train their people in techniques to improve sales. Key components of the integration include, standardized reporting of operations, customer awareness and support, lead generation and follow through, focused marketing, employee training and pricing strategies. The following table illustrates the inherent profitability of each HVAC location.

	Nine months Ended September 30, 2007
HVAC	HACS	EKIS	EKIB	HVAC
Revenues	$3,953,624	$3,509,478	$2,992,665	$10,455,768
Gross Profit	1,736,406	1,630,179	1,201,272	4,567,857
Gross Profit Percentage	43.9%	46.4%	40.1%	43.7%
Income from Operations	$357,974	$232,458	$331,268	$921,700
Income from Operations Percentage of Revenues	9.1%	6.6%	11.1%	8.8%

Sales of the HVAC operations continue to increase. With the upcoming colder weather in the northeastern United States, HACS is expected to improve its revenues in later November into December and the new year. The milder weather of the western United States will likely see a tapering of sales increases until the colder weather hits in December and the new year. The introduction of windows as a product available through HVAC in the western regions of EKIS and EKIB have shown unexpected acceptance and sales. The windows offered help insulate the home thereby saving on heating and cooling bills. We are looking to improve the Green image of our HVAC operations through windows and other similar energy conversation measures. Offering more energy saving air conditioning units along with similar green heating units will improve the image of the Company and the industry. While helping increase sales through the Green  approach for our customers, we expect to make a positive difference in the environment as well.

The following table presents selected HVAC, MEDIA, Corporate and Consolidated financial data for the period indicated.

	Nine months Ended September 30, 2007
	HVAC	Media	Corporate		Consolidated
Revenues	$10,455,768	$75	$	---	$10,455,843
Income (Loss) from Operations	921,700	(48,676)		(818,329)	54,695
Cash and cash equivalents	(116,000)	181,022		421,628	1,512,373
Total assets	2,286,154	249,058		7,737,407	10,272,619
Total liabilities	$2,736,378	$157,717		$4,576,789	$7,470,884

Consolidated gross profit for the first nine months of 2007 is at 44% of net sales as it was for the first six months of the year. Cost of services increased $1,967,221 or over 50% during the third quarter of 2007 over the second quarter, while revenues increased $3,404,267 or over 48% during the same period. The operational plan implemented by Buckeye Management continues to provide positive results. A focused effort on cost controls and strategic vendor alliances has helped reduce the cost-of-services which resulted in the increased profit margins. With more acquisitions and greater economies of scales, management is confident even stronger returns can be generated.

Selling, general and administrative (SG&A) expenses increased in the third quarter of 2007 just over 60% of the first six months of 2007, yet represents only 43% of net revenues in the third quarter of 2007 as compared with the first six months of the year where SG&A represented just under 40% of revenues. Marketing expenses increased to 11% of revenues in the third quarter of 2007 with an increase of $396,253 or 52% in marketing expenses over the first six months of 2007 through aggressive yellow pages and direct mailings. Non-cost-of-service salaries were 19% of total revenues and just over 44% of total SG&A costs in the first nine months of 2007. Accounting, legal and other professional costs increased $126,021 to approximately 6.9% of total expenses and 3% of net revenues for the nine months ended September 30, 2007 over the second quarter which saw the same expenses representing right at 6% and 2.7% of total expenses and net revenues, respectively. As a percent of total SG&A expenses, rent expense increased $42,243 to 1.0% of costs in the third quarter of 2007. Insurance increased $105,801 in the third quarter of 2007 over the second quarter of 2007 to represent 6.9% of total SG&A costs for the nine months ended September 30, 2007.

Interest expense increased $83,307 in the third quarter of 2007 or 1.8% of total SG&A expenses.

The increased revenues, controlled costs of services as well as selling, general and administrative costs clearly highlight the efficacy of Buckeye’s business philosophy. A philosophy designed to bring proven techniques for increasing leads which result in sales. A philosophy of cost controls and cost consciousness at all levels of the company. A philosophy of training the salesmen and technicians in better techniques. The improved stature of Buckeye in the first nine months of 2007 as compared to the first six months of 2007 is directly related to sound business decisions in the identification of prime candidates for acquisition, negotiating the best deal possible for all parties involved and increasing the consolidated results as a consequence of the acquisitions. With the three subsidiaries, Heating Air Conditioning Services, Energy King, Inc. - Sacramento and Energy King, Inc. Barnett, all contributing nine months of sales for the second quarter of 2007 as compared to only one HVAC subsidiary, HACS, in the first three quarters of 2006, the soundness of the Buckeye mission is clear.

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

Windows. As we acquire new HVAC/Plumbing service providers, our window replacement services will involve the replacement of residential windows with more energy efficient models to provide a better seal for the residential structure. Having a better seal makes the residence more energy efficient by cutting down on heat loss in winter operation and heat gains in summer operation thus providing cost savings to the homeowner. The offering of energy efficient windows in tandem with HVAC systems enhances the Company's presentation to the homeowner as a provider of a more complete energy solution

Plumbing. We anticipate a strong synergy between HVAC operations and plumbing. As we acquire new HVAC/Plumbing service providers, our plumbing services will involve the repair of residential plumbing systems that convey domestic water throughout a home or supply natural gas to various equipment or appliances, as well as the repair and replacement of heaters, boilers, ovens and stoves, and kitchen and bathroom equipment. A domestic water system typically includes separate piping for hot and cold water as well as a number of fixtures including sinks, bathtubs, showers and hot tubs. Substantially all of the equipment and component parts we will install are purchased from third-party wholesale suppliers or directly from the manufacturers or "OEMs", which equipment and components will be resold to our customers as part of the contracted installation and repairs.

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

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2007, the Company experienced a net loss of $185,895 after net income from operations of $54,695. At September 30, 2007, the Company had $1,512,373 in cash and no cash equivalents. Of the cash on hand at September 30, 2007, $1,307,361 represents funding received for a future acquisition leaving $205,012 for operations.

The Company anticipates that its existing capital resources may be adequate to satisfy its capital requirements for the foreseeable future. However, to accomplish its planned future activities, it will need to acquire additional funds through public or private financings in the form of debt or equity.

In accordance with the Securities and Exchange Commission "Regulation D", and subject to Rule 144 restrictions, the Company issued 6,390,091 shares of its common stock and no shares of its preferred stock for services in the first nine months ended September 30, 2007.

The Company's principal liquidity at September 30, 2007 included cash of $1,512,373 and $157,176 net accounts receivable. The Company's liquidity position remains sufficient enough to support on-going general administrative expense, strategic positioning, and the garnering of contracts and relationships.

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
  N/A

Item 5. Other Information
  N/A

Item 6. Exhibits and Reports on Form 8-K

N/A

INDEX OF EXHIBITS

			Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number		Description of Exhibits	Exhibit Number	Filing or File Number
31.1	--	Rule 13a-14(a) Certification of Alan J. Mintz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1	2007 Form 10-QSB For QE-09/30/07 Filed Herewith
31.2	--	Rule 13a-14(a) Certification of Henry S. Leonard pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2	2007 Form 10-QSB For QE-09/30/07 Filed Herewith
32.1	--	Section 1350 Certification of Alan J. Mintz pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1	2007 Form 10-QSB For QE-09/30/07 Filed Herewith
32.2	--	Section 1350 Certification of Henry S. Leonard pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2	2007 Form 10-QSB For QE-09/30/07 Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUCKEYE VENTURES, INC.

Date: November 19, 2007	By:	/s/ ALAN J. MINTZ
Alan J. Mintz
Chief Executive Officer & President

Date: November 19, 2007	By:	/s/ HENRY S. LEONARD
Henry S. Leonard
Chief Financial Officer and Chief Accounting Officer