Form 10QSB/A
period 2006-03-31
BUCKEYE VENTURES, INC.
filed 2008-02-14
CIK 1005502

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A
Amendment No. 2

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Buckeye Ventures, Inc.
(Exact name of registrant as specified in its charter)

Nevada	0-27454	20-3161375
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

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
Yes ☐ No ☒

On August 2, 2006 there were : 98,548,618 shares of Registrant’s common stock, $.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

FORWARD-LOOKING STATEMENTS
The statements which are not historical facts contained in this Form 10-QSB are forward looking statements that involve risks and uncertainties and therefore bespeak caution as to actual results. All such statements are made with a reasonable basis and in good faith. The words "anticipate", "believes", "expect", "intend", "may" or similar expressions used in this Form 10-QSB as they relate to the Company or its Management are generally intended to identify such forward looking statements. These risks and uncertainties contained in this Form 10-QSB include but are not limited to, product demand and market acceptance risks, the effect of economic conditions generally and retail/wholesale in the heating, ventilation, air conditioning, plumbing, motion picture and television industry and marketing conditions specifically, the impact of competition, labor shortages, increase in wage rates, unexpected increases in general operating costs, technological difficulties, capacity and supply constraints or difficulties, the results of financing efforts, changes in consumer preferences and trends, the effect of the Company's accounting policies, weather conditions, acts of God, and other risks detailed in the Company's Securities and Exchange Commission filings, in particular disclosures in other filings entitled “Risk Factors.” The Company's management has made all the adjustments relative to the fiscal year end statements and the interim period herein, which in the opinion of management are necessary in order to make the financial statements not misleading.

Part I. Financial Information

Item 1. Financial Statements

 BUCKEYE VENTURES, INC. and SUBSIDIARIES
Index to Financial Statements

Financial Statements:	Page	Sequential Page Number
BUCKEYE VENTURES, INC.
Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005	F-2	3
Consolidated Statement of Operations for the three months ended March 31, 2006	F-3	4
Consolidated Statement of Cash Flows for the three months ended March 31, 2006	F-4	5
Notes to Consolidated Financial Statements	F-5 - F-11	6-12

BUCKEYE VENTURES, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2006 (Unaudited)	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$337,280	$415,762
Accounts receivable, net of allowance for doubtful accounts of $65,848 and $80,000, respectively	190,236	178,951
Other receivable	17,500	17,500
Inventory	422,520	377,303
Prepaid expenses and other current assets	78,439	91,702
Investment in World Wide Motion Pictures Corporation	-	80,000
Total current assets	1,045,975	1,161,218

Motion picture and television properties, net of accumulated amortization of $463 and $0, respectively	99.537	-
Property and equipment, net of accumulated depreciation of $33,484 and $10,118, respectively	143,685	109,615
Other assets	7,500	7,500
Total assets	$1,296,697	$1,278,333

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$233,340	$269,226
Accounts payable	322,066	330,178
Accrued expenses payable	310,659	324,362
Customer deposits and deferred revenue	54,268	25,019
Amounts received pursuant to contingent subscription offers	-	405,000
Total current liabilities	920,333	1,353,785
Long-term debt	43,754	46,390
Total liabilities	964,087	1,400,175
Stockholders' equity:
Preferred Stock, 1,000,000 shares authorized:
$0.01 par value, issued and outstanding 975,086 and 796,869 shares, respectively	9,751	7,969
$10.00 par value, issued and outstanding 23,000 and 0 shares, respectively	230,000	-
Common Stock, 100,000,000 shares authorized:
$0.001 par value, issued and outstanding 98,462,859 and 79,792,001 shares, respectively	98,463	79,792
Additional paid-in capital	347,339	(12,761)
Accumulated deficit	(352,943)	(196,842)
Total stockholders' equity (deficit)	332,610	(121,842)
Total liabilities and stockholders' equity	$1,296,697	$1,278,333

The accompanying notes are an integral part of these consolidated financial statements.

BUCKEYE VENTURES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2006	2005
Net sales	$956,601	$-
Cost of sales	631,055	-
Gross profit	325,546	-
Selling, general and administrative expenses	456,317	-
Loss from operations	(130,771)	-
Interest income	66	-
Interest expense	(25,396)	-
Loss before income taxes	(156,101)	-
Income taxes	-	-
Net loss	$(156,101)	$-
Net loss per share - basic and diluted	$(.00)	$-
Weighted average number of common shares outstanding - basic and diluted	86,015,620	-

The accompanying notes are an integral part of these consolidated financial statements.

BUCKEYE VENTURES, INC. and SUBSIDIARIES
STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(156,101)	$-
Adjustments to reconcile net (loss) to net cash provided by (used in)
operating activities:
Shares issued to lender and charged to interest expense	12,000	-
Depreciation and amortization	7,668	-
Changes in operating assets and liabilities:
Accounts receivable, net	(11,285)	-
Inventory	(45,217)	-
Prepaid expenses and other current assets	31,263	-
Accounts payable	(12,763)	-
Accrued expenses payable	(13,703)	-
Customer deposits and deferred revenue	29,249	-
Net cash flows (used in) operating activities	(158,889)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,999)	-
Cash acquired in connection with reverse acquisition of World Wide Motion Pictures Corporation	98,382	-
Net cash flows provided by investing activities	91,383	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt	(62,476)	-
Proceeds from sales of common stock	51,500	-
Net cash flows (used in) financing activities	10,976	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(78,482)	-
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	415,762	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$337,280	$-
Supplemental disclosures of cash flow information:
Interest paid	$1,396	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2006
(Unaudited)

NOTE - 1 Interim Financial Statements

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

NOTE - 2  Description of Business

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

NOTE - 3  Share Exchange Reverse Acquisition

On February 22, 2006, effective March 1, 2006, the Share Exchange Agreement between WWMO, BVI, and BVI's two stockholders closed. As a result of the exchange, BVI became a wholly owned subsidiary of WWMO and BVI's two stockholders increased their ownership of WWMO to 79,792,001 shares of common stock and 796,869 shares of preferred stock, representing 81% of WWMO's outstanding common stock and preferred stock after the exchange. Also, BVI's two stockholders were elected as directors and appointed as officers of WWMO. Accordingly, BVI has been considered the acquirer for accounting purposes and "reverse acquisition" accounting has been used in the accompanying consolidated financial statements. Since WWMO had nominal assets and operations, the Share Exchange has been treated as a capital transaction and recapitalization by the accounting acquirer (BVI) and no goodwill has been recorded.

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

NOTE - 4  Acquisition of Heating & Air Conditioning Services, Inc.

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

NOTE - 5  Property and Equipment, Net

Property and equipment, net consisted of:

	March 31, 2006 (Unaudited)	December 31, 2005
Leasehold Improvements	$71,377	$65,838
Vehicles	52,654	52,654
Equipment	53,138	1,241
Total	177,169	119,733
Less accumulated depreciation	(33,484)	(10,118)
Property and equipment, net	$143,685	$109,615

NOTE - 6  Motion Picture and Television Properties

Motion picture and television properties consist of films and television programs acquired by WWMPC. The majority of WWMPC's motion picture and television properties were acquired from third parties in exchange for WWMO Common Stock and WWMO Preferred Stock. The $100,000 estimated fair value of the properties at March 1, 2006 was determined in conjunction with an independent valuation of the motion picture and television properties by using future cash flows of the respective properties based on historical results and estimates of future net revenues. Actual future revenues from the properties may differ materially from such estimates as a result of many factors, including the amount of capital available to effectively exploit the properties.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2006
(Unaudited)

NOTE - 7  Notes Payable and Long-term Debt

Notes payable and long-term debt consisted of:

	March 31, 2006 (Unaudited)	December 31, 2005
BVI note payable to investor, interest at 24%, due $50,000 on May 16, 2006 and $150,000 on July 1, 2006, secured by certain HACS assets	$200,000	$200,000
HACS note payable to seller of HACS (repaid in 2006)	-	60,000
HACS note payable in monthly installments of principal and interest (at 9.55%) of $596 through November 7, 2010, secured by truck vehicle	26,842	27,970
HACS note payable in monthly installments of principal and interest (at 9.39%) of $579 through December 12, 2010, secured by truck vehicle	26,549	27,646
WWMPC payable to bank under revolving line of credit, interest at 8%, due in monthly installments of principal and interest, secured by personal guarantees of WWMPC officers	6,703	-
WWMPC payable to related party, interest at 0%, due on demand	17,000	-
Total	277,094	315,616
Less current portion	(233,340)	(269,226)
Long-term debt	$43,754	$46,390

NOTE - 8  Accrued Expenses Payable

Accrued expenses payable consisted of:

	March 31, 2006 (Unaudited)	December 31 2005
Accrued compensation due officers	$200,000	$200,000
Accrued other compensation	26,062	53,056
Accrued interest expense	25,582	13,282
Accrued state income tax	10,358	10,358
Other	48,657	47,666
Total	$310,659	$324,362

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

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2006
(Unaudited)

For the three months ended March 31, 2006, income taxes consisted of:

Current:
Federal	$-
State	-
Total	-
Deferred:	-
Federal	(48,032)
State	(14,830)
Valuation allowance	62,862
Total	-
Total income taxes	$-

A reconciliation of the expected income tax expense (benefit) to reported income taxes follows:

Federal income tax at 34%	$(53,074)
State income tax, net	(9,788)
Change in valuation allowance	62,862
Total	$-

Management has not determined it to be more likely than not that any portion of the deferred tax asset attributable to the future utilization of the net operating loss carry forwards as of March 31, 2006 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at March 31, 2006. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carry forwards are available in varying amounts through year 2026 to offset future taxable income.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income will be limited.

NOTE - 12  Commitments and Contingencies

Operating leases:

HACS leases its office space (approximately 12,000 square feet) under a non cancelable lease agreement executed January 26, 2005 with a lessor partially owned by the General Manager of HACS. The lease provides for monthly rental payments of $7,500 through January 2010.

WWMPC leases its office space under a one year lease expiring December 2006 at rentals of $776 per month.

HACS leases truck vehicles under month to month lease agreements.

For the three months ended March 31, 2006, rent expense under operating leases consisted of:

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2006
(Unaudited)

HACS office space	$22,500
WWMPC office space	842
HACS truck vehicles	11,202
Total	$34,544

At March 31, 2006, the aggregate future minimum lease payments under non cancelable operating lease agreements were as follows:

Year Ended December 31,
2006	$74,484
2007	90,000
2008	90,000
2009	90,000
2010	7,500
Total	$351,984
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

Contingency:

The Share Exchange Agreement, as amended to provide incentive to pursue acquisition candidates, also provides that in the event that BVI has not acquired a sufficient number of businesses by September 1, 2007, that could reasonably be expected to eventually produce an aggregate annual gross revenue of $20,000,000, the two former BVI stockholders shall cancel, without consideration, 7,979,200 shares of BEYV Common Stock and 79,686 shares of BEYV Preferred Stock owned by them.

NOTE - 13  Subsequent Events

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

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2006
(Unaudited)

NOTE - 14  Restatement of Previously Issued Financial Statements

The Company has restated its consolidated balance sheet at March 31, 2006 (which was previously included in a Form 10-QSB/A filed with the SEC on August 3, 2006). The purpose of the restatement is to correct errors relating to the previous accounting of the Share Exchange. The restatement adjustments decrease the fair value of the motion picture and television properties (from $6,260,550 to $100,000) and goodwill (from $54,996 to $0) acquired on March 1, 2006 in connection with the Share Exchange Reverse Acquisition. The restatement adjustments had no effect on the reported net loss.

The effect of the restatement adjustments on the consolidated balance sheet at March 31, 2006 follows:

	As Previously Reported	Restatement Adjustments	As Restated
Total current assets	$1,045,975	$-	$1,045,975
Motion picture and television properties, net	6,260,087	(6,160,550)	99,537
Goodwill	54,996	(54,996)	-
Other assets	151,185		151,185
Total assets	$7,512,243	$(6,215,546)	$1,296,697

Total liabilities	$964,087	$-	$964,087
Total stockholders’ equity	6,548,156	(6,215,546)	332,610
Total liabilities and stockholders’ equity	$7,512,243	$(6,215,546)	$1,296,697

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

OPERATIONS REVIEW

HVAC

Heating & Air Conditioning Services, Inc. ("Heating & Air"), the only subsidiary within the HVAC operations, provides direct HVAC installation and repair services. Revenues increased $233,492 overall to $956,551 in the first quarter of 2006, which was a 32.3% increase over its 2005 first quarter revenues. HVAC reported an operating loss of $(61,194) in the first quarter of 2006 compared to an operating loss of $(59,046) in the first quarter of 2005. The Company's consolidated financial statements do not include Heating & Air's operations prior to July 31, 2005 (effective date of acquisition).

The growth in revenue reflected strong increases in HVAC service revenue. Progress has been made on specific initiatives to increase the average sales order prices.

Media

World Wide Motion Pictures Corporation ("World Wide") and its two subsidiaries comprise the Media operations. World Wide consolidated net loss increased $33,417 from $20,511 in the first quarter of 2005 to $53,928 in 2006.  The increased loss was due primarily to $12,118 lower operating revenues and $21,304 higher operating costs and expenses. Operating revenues decreased $12,118 (98%) from $12,403 in 2005 to $285 in 2006.  The decrease was due primarily to the transition during the Share Exchange/Reverse Acquisition and substantially lower revenues from the distribution of the feature length films entitled “Amy,” “Ninth Street,” and “Shattered Illusions.”

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

The following table presents selected financial data for the periods indicated.

	Three Months Ended March 31, 2006
	HVAC	Media	Corporate	Consolidated
Revenues	$956,551	$50		$956,601
Loss from Operations	(61,194)	(3,358)	(66,219)	(130,771)
Cash and cash equivalents Cash and cash equivalents	116,830	98,080	122,370	337,280
Total assets	908,172	222,107	166,418	1,296,697
Total liabilities	$509,169	$29,308	$425,610	$964,087

HVAC

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

MEDIA

World Wide has been in business 29 years and has derived its revenues from the licensing of its inventory of previously produced films or television productions. The Company has also received revenue for the marketing and distribution of products produced or owned by third party producers and production companies. The generation of revenue in the motion picture and television industry is highly competitive and could have a material impact on the Company's financial statements.

GENERAL

HVAC

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

Heating & Air's operations are subject to various federal, state and local laws and regulations, compliance with which increases Heating & Air's operating costs, limits or restricts the services provided by Heating & Air's operations or the methods by which Heating & Air sells those services or conducts their respective businesses, or subjects Heating & Air and its operations to the possibility of regulatory actions or proceedings.

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

MEDIA

In fiscal 2005 and the first quarter of 2006, World Wide considered a variety of film and television projects relative to development, acquisition, packaging, production and marketing/distribution activities.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2006, the Company experienced a net loss of $ (156,101). At March 31, 2006, the Company had $337,280 in cash and no cash equivalents. The HVAC, Media and Corporate operations incurred expense due to the share exchange/reverse acquisition.

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

In connection with the preparation for the 2006 audit of the Registrant's financial statements, including those of our wholly-owned subsidiary, the Registrant's management engaged the services of an independent film consultant specialized in the valuation of motion picture and television library assets to conduct an independent review and evaluation of the Registrant's motion picture and television assets. As a result of this independent valuation, management determined that the value of those assets carried on the Registrant's balance sheet should be adjusted to reflect their fair value, based upon the facts that these assets had not proven to generate recurring revenues and or commercial interest from third parties.

In conjunction with an independent valuation of the motion picture and television properties, the estimated fair value at the date of the Share Exchange was determined according to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets  and SFAS No. 139,  Accounting by Producers or Distributors of Films by using future cash flows of the respective properties based on historical results and managements' estimates of future net revenues. Actual future revenues from the properties may differ materially from such estimates as a result of many factors, including the amount of capital available to effectively exploit the properties. See Note 6 to the Company's consolidated financial statements above.

In its review of the March 1, 2006 valuations, management determined that $0.10 per share of common stock, was the proper stock price for the valuation of the shares used in the share exchange reverse merger which translated into $1,893,012.

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

BUCKEYE VENTURES, INC.

February 14, 2008	By:	/s/ ALAN J. MINTZ
Allan J. Mintz
Chief Executive Officer & President

February 14, 2008	By:	/s/ HENRY S. LEONARD
Henry S. Leonard
Chief Financial Officer and Chief Accounting Officer