Form 10QSB/A
period 2006-06-30
BUCKEYE VENTURES, INC.
filed 2008-02-14
CIK 1005502

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

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
Yes ☐ No ☒

On August 18, 2006 there were : 98,548,618 shares of Registrant’s common stock, $.001 par value, issued and outstanding.

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

Part I. Financial Information

Item 1. Financial Statements

BUCKEYE VENTURES, INC. and SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

	Financial Page Number	Sequential Page Number
Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005	F-2	3
Consolidated Statement of Operations for the three and six months ended June 30, 2006	F-3	4
Consolidated Statement of Cash Flows for the six months ended June 30, 2006	F-4	5
Notes to Consolidated Financial Statements	F-5-F11	6-12

BUCKEYE VENTURES, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2006 (Unaudited)	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$626,732	$415,762
Accounts receivable, net of allowance for doubtful accounts of $22,915 and $80,000, respectively	128,784	178,951
Other receivable	17,500	17,500
Inventory	520,833	377,303
Prepaid expenses and other current assets	69,854	91,702
Investment in World Wide Motion Pictures Corporation	-	80,000
Total current assets	1,363,703	1,161,218
Motion picture and television properties, net of accumulated amortization of $1,851 and $0, respectively	98,149	-
Property and equipment, net of accumulated depreciation of $39,224 and $10,118, respectively	143,180	109,615
Goodwill	-	-
Other assets	28,667	7,500
Total assets	$1,633,699	$1,278,333
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$182,567	$269,226
Accounts payable	338,777	330,178
Accrued expenses payable	406,159	324,362
Customer deposits and deferred revenue	51,109	25,019
Amounts received pursuant to contingent subscription offers	-	405,000
Total current liabilities	978,612	1,353,785
Long-term debt	41,476	46,390
Total liabilities	1,020,088	1,400,175

Stockholders' equity:
Preferred Stock, 1,000,000 shares authorized:
$0.01 par value, issued and outstanding 975,086 and 796,869 shares, respectively	9,751	7,969
$10.00 par value, issued and outstanding 23,000 and 0 shares, respectively	230,000	-
Common Stock, 100,000,000 shares authorized:
$0.001 par value, issued and outstanding 98,548,618 and 79,792,001 shares, respectively	98,549	79,792
Additional paid-in capital	846,207	(12,761)
Accumulated deficit	(570,896)	(196,842)
Total stockholders' equity (deficit)	613,611	(121,842)
Total liabilities and stockholders' equity	$1,633,699	$1,278,333

The accompanying notes are an integral part of these consolidated financial statements.

BUCKEYE VENTURES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$1,515,747	$-	$2,472,348	$-
Cost of sales	1,021,331	-	1,652,386	-
Gross profit	494,416	-	819,962	-

Selling, general and administrative expenses	701,448	-	1,157,765	-
Loss from operations	(207,032)	-	(337,803)	-
Interest income	1,056	-	1,122	-
Interest expense	(11,977)	-	(37,373)	-
Loss before income taxes	(217,953)	-	(374,054)	-
Income taxes	-	-	-	-
Net loss	$(217,953)	$-	$(374,054)	$-
Net loss per share - basic and diluted	$(.00)	$-	$(.00)	$-
Weighted average number of common shares outstanding - basic and diluted	98,476,995	-	92,246,308	-

The accompanying notes are an integral part of these consolidated financial statements.

BUCKEYE VENTURES, INC. and SUBSIDIARIES

STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(374,054)	$-
Adjustments to reconcile net (loss) to net cash provided by (used in)
operating activities:
Shares issued to lender and charged to interest expense	12,000	-
Stock based compensation	7,754	-
Depreciation and amortization	14,796	-
Changes in operating assets and liabilities:
Accounts receivable, net	50,167	-
Inventory	(143,530)	-
Prepaid expenses and other current assets	39,848	-
Accounts payable	3,948	-
Accrued expenses payable	81,797	-
Customer deposits and deferred revenue	26,090	-
Net cash flows provided by (used in) operating activities	$(281,184)	$-

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12,234)	-
Cash acquired in connection with reverse acquisition of World Wide Motion Pictures Corporation	98,382	-
Increase in other assets	(21,167)	-
Net cash flows provided by (used in) investing activities	$64,981	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt	(115,527)	-
Proceeds from sales of common stock	542,700	-
Net cash flows provided by (used in) financing activities	427,173	-
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	210,970	-
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	415,762	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$626,732	$-
Supplemental disclosures of cash flow information:
Interest paid	$2,918	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended June 30, 2006
(Unaudited)

NOTE – 1 Interim Financial Statements

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with the audited financial statements and notes to financial statements included in the World Wide Motion Pictures Corporation Form 10-KSB/A (filed May 5, 2006) for the annual period ended December 31, 2005 and the Buckeye Ventures, Inc. Form 8-K/A (filed February 1, 2008).

NOTE – 2  Description of Business

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

NOTE – 3 Share Exchange Reverse Acquisition

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

NOTE – 4  Acquisition of Heating & Air Conditioning Services, Inc.

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

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended June 30, 2006
(Unaudited)

NOTE – 5  Property and Equipment, Net

Property and equipment, net consisted of:

	June 30, 2006 (Unaudited)	December 31, 2005
Leasehold Improvements	$72,219	$65,838
Vehicles	55,414	52,654
Equipment	54,771	1,241
Total	182,404	119,733
Less accumulated depreciation	(39,224)	(10,118)
Property and equipment, net	$143,180	$109,615

NOTE –  6  Motion Picture and Television Properties

Motion picture and television properties consist of films and television programs acquired by WWMPC. The majority of WWMPC's motion picture and television properties were acquired from third parties in exchange for WWMO Common Stock and WWMO Preferred Stock. The $98,149 carrying value of the properties at June 30, 2006 represents the $100,000 estimated fair value of the properties at March 1, 2006 (effective date of the Share Exchange) less $1,851 accumulated amortization from March 1, 2006. The estimated fair value at March 1, 2006 was determined in conjunction with an independent valuation of the motion picture and television properties by using future cash flows of the respective properties based on historical results and estimates of future net revenues. Actual future revenues from the properties may differ materially from such estimates as a result of many factors, including the amount of capital available to effectively exploit the properties.

NOTE – 7  Notes Payable and Long-term Debt

Notes payable and long-term debt consisted of:

	June 30, 2006 (Unaudited)	December 31, 2005
BVI note payable to investor, interest at 24%, due $50,000 on May 16, 2006 and $150,000 on July 1, 2006, secured by certain HACS assets	$150,000	$200,000
HACS note payable to seller of HACS (repaid in 2006)	-	60,000
HACS note payable in monthly installments of principal and interest (at 9.55%) of $596 through November 7, 2010, secured by truck vehicle	25,686	27,970
HACS note payable in monthly installments of principal and interest (at 9.39%) of $579 through December 12, 2010, secured by truck vehicle	25,427	27,646
WWMPC payable to bank under revolving line of credit, interest at 8%, due in monthly installments of principal and interest, secured by personal guarantees of WWMPC officers	5,930	-
WWMPC payable to related party, interest at 0%, due on demand	17,000	-
Total	224,043	315,616
Less current portion	(182,567)	(269,226)
Long-term debt	$41,476	$46,390

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended June 30, 2006
(Unaudited)

NOTE –  8  Accrued Expenses Payable

Accrued expenses payable consisted of:

	June 30, 2006 (Unaudited)	December 31, 2005
Accrued compensation due officers	$200,000	$200,000
Accrued other compensation, payroll taxes and withholdings	81,364	109,045
Accrued interest expense	35,737	13,282
Accrued state income tax	10,358	10,358
Other	51,019	47,666
Total	$406,159	$324,362

NOTE –  9  Preferred Stock

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

NOTE – 10  Common Stock

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

NOTE – 11  Income Taxes

BEYV expects to file a consolidated income tax return with its subsidiaries for federal reporting purposes. BEYV, BVI, HACS, WWMPC and its subsidiaries expect to file separate income tax returns for state reporting purposes.

For the six months ended June 30, 2006, income taxes consisted of:

Current:
Federal	$-
State	-
Total	-
Deferred:
Federal	(115,096)
State	(35,535)
Valuation allowance	150,631
Total	-
Total income taxes	$-

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended June 30, 2006
(Unaudited)

A reconciliation of the expected income tax expense (benefit) to reported income taxes follows:

Federal income tax at 34%	$(127,178)
State income tax, net	(23,453)
Change in valuation allowance	150,631
Total	$-

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

NOTE – 12  Commitments and Contingencies

Operating leases:

HACS leases its office space (approximately 12,000 square feet) under a noncancelable lease agreement executed January 26, 2005 with a lessor partially owned by the General Manager of HACS. The lease provides for monthly rental payments of $7,500 through January 2010.

WWMPC leases its office space under a one year lease expiring December 2006 at rentals of $776 per month.

HACS leases truck vehicles under month to month lease agreements.

For the six months ended June 30, 2006, rent expense under operating leases consisted of:

HACS space	$45,000
WWMPC office space	3,369
HACS truck vehicles	23,409
Total	$71,778

At June 30, 2006, the aggregate future minimum lease payments under noncancelable operating lease agreements were as follows:

Year Ended December 31,
2006	$45,000
2007	90,000
2008	90,000
2009	90,000
2010	7,500
Total	$322,500

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

Contingency:The Share Exchange Agreement, as amended to provide incentive to pursue acquisition candidates, also provides that in the event that BVI has not acquired a sufficient number of businesses by September 1, 2007, that could reasonably be expected to eventually produce an aggregate annual gross revenue of $20,000,000, the two former BVI stockholders shall cancel, without consideration, 7,979,200 shares of BEYV Common Stock and 79,686 shares of BEYV Preferred Stock owned by them.

NOTE – 13  Restatement of Previously Issued Financial Statements

The Company has restated its consolidated balance sheet at June 30, 2006 (which was previously included in a Form 10-QSB filed with the SEC on August 21, 2006). The purpose of the restatement is to correct errors relating to the previous accounting of the Share Exchange. The restatement adjustments decrease the fair value of the motion picture and television properties (from $6,260,550 to $100,000) and goodwill (from $54,996 to $0) acquired on March 1, 2006 in connection with the Share Exchange Reverse Acquisition. The restatement adjustments had no effect on the reported net loss.

The effect of the restatement adjustments on the consolidated balance sheet at June 30, 2006 follows:

	As Previously Reported	Restatement Adjustments	As Restated
Total current assets	$1,363,703	$-	$1,363,703
Motion picture and television properties, net	6,258,699	(6,160,550)	98,149
Goodwill	54,996	(54,996)	-
Other assets	171,847		171,847
Total assets	$7,849,245	$(6,215,546)	$1,633,699
Total liabilities	$1,020,088	$-	1,020,088
Total stockholders’ equity	6,829,157	(6,215,546)	$613,611
Total liabilities and stockholders’ equity	$7,849,245	$(6,215,546)	1,633,699

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

HVAC Operations

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

Media Operations

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

The following table presents selected financial data for the periods indicated.

	Three Months Ended June 30, 2006
	HVAC	Media	Corporate	Consolidated
Revenues	$1,515,143	$604	$-	$1,515,747
Income (Loss) from Operations	82,188	(16,344)	(272,876)	(207,032)
Cash and cash equivalents	180,886	92,671	353,175	626,732
Total assets	1,021,368	223,415	388,916	1,633,699
Total liabilities	$570,049	$28,217	$428,322	$1,020,088

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