Form 10QSB/A
period 2006-09-30
BUCKEYE VENTURES, INC.
filed 2008-02-14
CIK 1005502

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

ý Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

 Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  No ☒

On November 5, 2006 there were : 98,548,618 shares of Registrant’s common stock, $.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format: Yes  No ☒

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

Part I. Financial Information

 Item 1. Financial Statements

	Page	Sequential Page Number
Buckeye Ventures, Inc.
Consolidated Balance Sheets as of September 30, 2006 (Unaudited) And December 31, 2005	F-2	3
Consolidated Statement of Operations for the three and three and Nine Months Ended September 30, 2006 and 2005 (Unaudited)	F-4	5
Consolidated Statement of Changes in Stockholder’s Equity for the Nine Months ended September 30, 2006 (Unaudited)	F-5	6
Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2006 AND 2005 (Unaudited)	F-6	32
Notes to Consolidated Financial Statement as of September 30, 2006 (Unaudited )	F-7 - F-17	8-18

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of September 30, 2006 (Unaudited) and December 31, 2005

ASSETS
	September 30, 2006 (Unaudited)	December 31, 2005
CURRENT ASSETS	(Restated)
Cash	$354,301	$415,762
Accounts receivable, net of allowance for doubtful accounts of $39,014 and $80,000, respectively	498,623	178,951
Other receivables	28,254	17,500
Inventory	464,370	377,303
Prepaid expenses	263,742	91,702
Total current assets	1,609,290	1,081,218

Motion picture and television properties, Net of accumulated amortization of $3,239 and $0, respectively	96,761	-
Property and equipment, net	291,603	109,615
Goodwill	2,359,065	-
Intangible assets, net	83,661	-
Other assets, primarily deposits	76,456	7,500
Investment in subsidiary	-	80,000
Deferred tax asset	-	-
Total assets	$4,516,836	$1,278,333

The accompanying notes are an integral part of these financial statements.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
As of September 30, 2006 (Unaudited) and December 31, 2005

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30, 2006 (Unaudited)	December 31, 2005
CURRENT LIABILITIES:	(Restated)
Accounts payable	$720,231	$330,178
Accrued expenses	569,670	324,362
Current portion of notes payable	476,512	269,226
Customer deposits and deferred revenue	226,662	25,019
Stock subscription receipts	-	405,000
Total current liabilities	1,993,075	1,353,785
LONG-TERM LIABILITIES:
Notes payable, net of current portion	2,182,936	46,390
Notes payable, related parties, net of current portion	36,398	-
Total long-term liabilities	2,219,334	46,390
Total liabilities	4,212,409	1,400,175
Commitments and contingencies	-	-
STOCKHOLDERS' EQUITY
Preferred stock, authorized 1,000,000 shares,
$.01 par value, 975,086 and 796,869 shares issued and outstanding, respectively
$10.00 par value, 23,000 and -0- shares issued and outstanding, respectively
	9,751 230,000	7,969 -
Common stock, authorized 100,000,000 shares, $.001 par value; 98,548,618 and 79,792,001 shares issued and outstanding, respectively	98,549	79,792
Additional paid-in capital	856,207	(12,761)
Accumulated deficit	(890,080)	(196,842)
Total stockholders' equity	304,427	(121,842)

Total liabilities and stockholders' equity	$4,516,836	$$1,278,333

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

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the nine months ended September 30, 2006 (Unaudited)

	Number	Amount	Number	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance, January 1, 2006	$796,869	$7,969	$79,792,001	$79,792	$(12,761)	$(196,842)	$(121,842)
Share exchange reverse acquisition of World Wide Motion Pictures Corporation, effective March 1, 2006	201,217	231,782	18,670,858	18,671	(44,900)	-	205,553
Conditional stock subscription receipts reversed as a result of delivery of common stock by related parties	-	-	-	-	375,000	-	375,000
Delivery of common stock of related parties to general manager of HACS	-	-	-	-	18,000	-	18,000
Delivery of common stock of related parties to lender	-	-	-	-	12,000	-	12,000
Sale of common stock of related parties for cash	-	-	-	-	495,000	-	495,000
Common stock issued for cash	-	-	21,143	21	6,179	-	6,200
Common stock issued for services	-	-	64,616	65	7,689	-	7,754
Net loss	-	-	-	-	-	(693,238)	(693,238)
Balance, September 30, 2006	998,086	$239,751	98,548,618	$98,549	$856,207	$(890,080)	$304,427

The accompanying notes are an integral part of these financial statements.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Nine months Ended September 30, 2006 and September 30, 2005 (Unaudited)

	2006	2005
Cash flows from operating activities
Net loss for the period	$(693,238)	$(60,378)
Adjustments to reconcile net loss for the period to net cash provided by operating activities
Depreciation and amortization	38,911	8,497
Shares issued to lender and charged to interest expense	12,000	-
Stock-based compensation expense	7,754	16,262
Changes in operating assets and liabilities:		-
Inventory	(4,477)	-
Accounts receivable	(100,226)	-
Other receivables	(6,445)	-
Prepaid expenses and other current assets	(71,863)	-
Other assets	(13,849)	-
Accounts payable	(112,324)	2,230
Accrued expenses	151,693	-
Customer deposits and deferred revenue	188,444	-
Net cash used in operating activities	(603,620)	(33,389)
Cash flows from investing activities
Purchase of property and equipment	(104,944)	-
Cash acquired in connection with acquisition	181,326	-
Net cash used in investing activities	76,382	-
Cash flows from financing activities
Proceeds from notes payable and long-term debt	53,604	-
Repayment of notes payable and long-term debt	(140,527)	(4,060)
Proceeds from sale of common stock	552,700	-
Net cash provided by (used in) financing activities	465,777	(4,060)

Decrease in cash and cash equivalents during the period	(61,461)	(37,449)
Cash and cash equivalents, beginning of period	415,762	69,172
Cash and cash equivalents, end of period	$354,301	$31,723
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$18,308	$673
Income taxes	-	-
Non-cash investing and financing activities:
Purchase of Energy King, Inc. for notes payable	2,000,000	-
Stock issued for services	$7,754	$16,262

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

Principles of consolidation

The consolidated financial statements include the accounts and operations of Buckeye Ventures, Inc., and it's wholly owned subsidiaries; Heating Air Conditioning Service, Inc., Energy King, Inc, and World Wide Motion Pictures Corporation, Inc. Inter-company accounts and transactions have been eliminated in consolidation.

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

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Expenditures for additions, renewals, and improvements are capitalized. Costs of repairs and maintenance are expensed when incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term or the asset's useful life. Assets are depreciated over the following estimated useful lives:

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

ENERGY KING, INC.

On September 28, 2006, effective September 30, 2006, BVI acquired 100% of the outstanding stock of Energy King, Inc. ("EKI") for $3,900,000 in notes payable with no cash consideration. EKI, a California corporation incorporated on February 3, 1988 as I. T. E. S. Service Corp, and changed its name to Energy King in December 2005, services and installs heating, cooling, and indoor air quality systems for primarily residential customers located in the Sacramento, California area.

The purchase price is subject to a Purchase Price Adjustment Amount reduction (not to exceed $1,900,000) equal to 5 times the EBIT (income before interest income, extraordinary gains, gains from the sale of assets other than inventory sold in the ordinary course of business, interest expense, and income taxes) Deficit (amount less than the $700,000 EBIT target) for the year ended December 31, 2007 (the First Measurement Period), or if elected by the EKI Stockholders’ Representative, for the year ended December 31, 2008 (the Second Measurement Period). In accordance with SFAS No. 141, the $1,900,000 “contingent consideration” portion of the $3,900,000 total purchase price has not been included in the recorded cost of the acquisition or the recorded notes payable. When the contingency is resolved, the Company will increase goodwill and notes payable to the extent that the $1,900,000 “contingent consideration” exceeds 5 times the EBIT Deficit, if any.

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

The goodwill of $2,359,065 (excess of the $2,000,000 purchase price, excluding the $1,900,000 contingent consideration, over the identifiable net assets of EKI) was recorded in September 2006.

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

The operating results of EKI have not been included in the accompanying consolidated financial statements prior to September 30, 2006 (effective date of the Acquisition). Had the acquisition occurred January 1, 2006, pro forma net sales, net loss, and diluted loss per share for the nine months ended September 30, 2006 would be $5,335,161, $(422,632), and $(.004), respectively. The pro forma information is not necessarily indicative of the results that would have been reported had the acquisition actually occurred on January 1, 2006, nor is it intended to project results of operations for any future period.

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

NOTE - 6 MOTION PICTURE AND TELEVISION PROPERTIES

Motion picture and television properties consist of films and television programs acquired by WWMPC. The majority of WWMPC's motion picture and television properties were acquired from third parties in exchange for WWMO Common Stock and WWMO Preferred Stock. The $96,761 net book value of the properties at September 30, 2006 represents the $100,000 estimated fair value of the properties at March 1, 2006 (effective date of the Share Exchange) less $3,239 accumulated amortization from March 1, 2006. The estimated fair value at March 1, 2006 was determined in conjunction with an independent valuation of the motion picture and television properties by using future cash flows of the respective properties based on historical results and estimates of future net revenues. Actual future revenues from the properties may differ materially from such estimates as a result of many factors, including the amount of capital available to effectively exploit the properties.

NOTE - 7  NOTES PAYABLE AND LONG-TERM DEBT

Notes payable consist of:
	September 30, 2006 (Unaudited)	December 31, 2005
Buckeye Ventures, Inc., note payable to Pedersen Family Trust at 5% interest for 5 months, payable in monthly installments of principal and interest of $50,000, through February, 2007.	$255,215	$-
Buckeye Ventures, Inc. note payable to investor at 24% interest with principal and accrued interest due by December 31, 2007, secured by certain corporate assets.	125,000	200,000
Buckeye Ventures, Inc. note payable through acquisition to investor at 5.00% interest with interest payments beginning October 1, 2006 with all principal and accrued interest due by September 30, 2009, secured by certain corporate assets (less $1,425,000 contingent consideration).	1,500,000	-
Buckeye Ventures, Inc. note payable through acquisition to investor at 5.00% interest with interest payments beginning October 1, 2006 with all principal and accrued interest due by September 30, 2009, secured by certain corporate assets, (less $475,000 contingent consideration).	500,000	-
HACS note payable to seller of HACS (repaid in 2006)	-	60,000
HACS note payable at 9.55% interest with principal and interest payments of $596 through November 7, 2010, secured by truck vehicle.	24,502	27,970
HACS note payable at 9.39% interest in monthly installments of principal of $579 through December 12, 2010, secured by truck vehicle.	24,277	27,646
HACS note payable at 10.95% interest in monthly installments of principal and interest of $349 through July 4, 2011, secured by truck vehicle.	15,593	-
HACS note payable at 9.49% interest in monthly installments of principal and interest of $472 through August 9, 2011, secured by truck vehicle.	22,091	-
HACS note payable at 9.49% interest in monthly installments of principal and interest of $404 through August 29, 2011, secured by truck vehicle.	18,941	-
EKI note payable to related party at 5.00% interest for 24 months, beginning Oct 1, 2006, with a balloon payment of $ 36,398.29 principle + 3,819.70 interest (24 months interest), payable in monthly installments of principal and interest of $0.	36,398	-
EKI note payable to Tri-County Bank at 9.05% interest for 55 months payable in monthly installments of principal and interest of $831.25 through January 19, 2011, secured by truck vehicle.	35,354	-
EKI note payable to River City Bank at 4.87% interest for 60 months payable in monthly installments of principal and interest of $350.32 through November 2010, secured by truck vehicle.	15,823	-
EKI note payable to the California Department of Toxic Substances Control in settlement of legal action.	25,123	-
EKI note payable to the California Air Resources Board in settlement of legal action.	19,296	-
EKI note payable to the Sacramento County District Attorney's Office in settlement of legal action.	55,990
WWMPC payable to bank under revolving line of credit, interest at 8%, due in monthly installments of principal and interest, secured by personal guarantees of WWMPC officers.	5,243	-
WWMPC note payable to related party, interest at 0% interest, due on demand.	17,000	-
Total	2,695,846	315,616
Less current portion	(476,512)	(269,226)
Long-term debt	$2,219,334	$46,390

NOTE - 8 ACCRUED EXPENSES PAYABLE

Accrued expenses payable consisted of:

	September 30, 2006 (Unaudited)	December 31, 2005
Compensation of officers	$200,000	$200,000
Other compensation, payroll taxes and withholdings	93,004	53,056
Interest	41,572	13,282
State income tax	11,897	10,358
Warranty reserve	66,583	36,583
Other	156,614	11,083
Total	$569,670	$324,362

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

NOTE – 13  Restatement of Previously Issued Financial Statements

The Company has restated its consolidated balance sheet at September 30, 2006 (which was previously included in a Form 10-QSB filed with the SEC on November 20, 2006). The purpose of the restatement is to correct errors relating to the previous accounting of the Share Exchange and the EKI acquisition. The restatement adjustments had no effect on the reported net loss.

The effect of the restatement adjustments on the consolidated balance sheet at September 30,, 2006 follows:

	As Previously Reported	Restatement Adjustments	As Restated
Total current assets	$1,609,290	$-	$1,609,290
Motion picture and television properties, net	6,257,311	(6,160,550)	96,761
Goodwill	4,054,670	(1,695,605)	2,359,065
Deferred tax asset	259,391	(259,391)	-
Other assets	451,720		451,720
Total assets	$12,632,382	$(8,115,546)	$4,516,836
Total current liabilities	1,993,075	-	1,993,075
Total long-term liabilities	4,119,334	(1,900,000)	2,219,334
Total stockholders’ equity	6,519,973	(6,215,546)	304,427
Total liabilities and stockholders’ equity	$12,632,382	$(8,115,546)	$4,516,836

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

OPERATIONS REVIEW

HVAC

Currently there are two subsidiaries within the HVAC operations providing direct HVAC installation and repair services; Heating & Air Conditioning Services, Inc. ("HACS") and Energy King, Inc. ("EKI"). While HACS was acquired on July 31, 2005, EKI was acquired on September 28, 2006. Consequently, two months of HACS and none of EKI operational data are included from 2005 with nine months of HACS and none of EKI 2006 operational data included as of September 30, 2006. Both HACS and EKI have concentrations of sales in the residential market.

The HVAC operations had net income from operations for the nine months ended September 30, 2006 of $235,946, or 6% of net sales compared to a loss of $(12,479) or (4.4)% of net sales in income from operations at the end of the two months ended September 30, 2005. We have implemented an integration plan with the HACS subsidiary which is providing positive operational results. The same plan will be tailored to EKI and future acquisitions to improve marketing, administration and sales efforts. The integration plan is comprised of a team of professionals with experience in the HVAC industry who work with the acquired company's management and field staff to develop and train their people in techniques to improve sales. Key components of the integration include, standardized reporting of operations, customer awareness and support, lead generation and follow through, focused marketing, employee training and pricing strategies.

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

The following table presents selected HVAC, MEDIA, Corporate and Consolidated financial data for the periods indicated.

	Nine Months Ended September 30, 2006
	HVAC	Media	Corporate	Consolidated
Revenues	$3,888,355	$653	$-	$3,889,008
Income (Loss) from Operations	235,946	(55,977)	(492,380)	(312,411)
Cash and cash equivalents	216,156	89,460	48,685	354,301
Total assets	2,396,827	167,438	2,985,497	5,549,762
Total liabilities	$1,699,720	$28,002	$4,384,687	$6,112,409

HVAC

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

HVAC operations markets its services primarily through yellow pages advertisements, direct mail, internet sites and co-op arrangements. HACS is an independent Lennox dealer ranked with Lennox Industries as a Premier Dealer and Circle of Excellence Award Winner putting it in the top one percent of all residential Lennox dealers in North America. More than ninety percent of HACS's business is focused on the residential retail market (existing home owner). HVAC provides both service and installation of heating, cooling, and indoor air quality systems specializing in the add-on and replacement markets.

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

The HVAC companies have no single customer that accounts for more than 10% of its operating revenue. No part of the HVAC business is dependent upon a single customer or related group of customers, the loss of which would have a material adverse effect on HVAC's financial condition or results of operations.

HVAC operations are subject to various federal, state and local laws and regulations, compliance with which increases their operating costs, limits or restricts the services provided or the methods by which operations sell those services or conduct their respective businesses, or subjects its operating segments to the possibility of regulatory actions or proceedings.

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

     None

 Item 3. Defaults Upon Senior Securities

     N/A

 Item 4. Submission of Matters to a Vote of Security Holders

     N/A

 Item 5. Other Information

     N/A

 Item 6. Exhibits and Reports on Form 8-K

     N/A

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
31.1	Chief Executive Officer's Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Financial Officer's Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Chief Executive Officer's Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2	Financial Officer's Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
99.1	Employment agreement - Varin Larson. Previously filed, November 20, 2006.
99.2	Employment agreement - Alan Hardwick. Previously filed, November 20, 2006.
99.3	Promissory note - Varin Larson and Deanna Larson. Previously filed, November 20, 2006.
99.4	Promissory note - Alan Hardwick. Previously filed, November 20, 2006.

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