Form 10KSB/A
period 2006-12-31
BUCKEYE VENTURES, INC.
filed 2008-02-14
CIK 1005502

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A
Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006

Buckeye Ventures, Inc.
(Exact name of registrant as specified in its charter)

Nevada	0-27454	20-3161375
(State or jurisdiction of incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification Number)

4455 Lamont Street, Suite 3,
San Diego, CA 92109
(858) 272-6600
(Address and telephone number of Principal Executive Offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class
Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S--B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company  (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of December 31, 2006, the aggregate market value of the 23,835,795 shares of the registrant's common stock held by non-affiliates of the registrant was $4,767,159, based on the $.20 last sale price of the registrant's common stock on the OTC.BB Exchange on December 29, 2006.

As of December 31, 2006, 98,548,618 shares of the registrant's common stock were outstanding.

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

Table of Contents
INDEX

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

HVAC/PLUMBING SERVICE

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

We have adopted and will continue to implement and update a manual of standardized policies and operating procedures, based upon our management's extensive industry experience, for each of our acquired HVAC/Plumbing subsidiaries. We apply our policies and procedures to enable our subsidiaries to achieve a consistent professional performance standard that will be recognized in their respective markets for high-quality service supervised by our local management teams and their respective skilled technicians, with oversight by our professional corporate management. Our practice of promoting in each of our markets of customer maintenance service agreements will also serve to generate increasing, recurring revenues and at the same time will enhance our efforts to develop loyal customer bases, providing us with the opportunity for cross-marketing our services and products.

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

Achieve Operating Efficiencies.   We think we can achieve operating efficiencies and cost savings through purchasing economies, adopting “best practices” operating programs, and focusing on job management to deliver services in a cost-effective and efficient manner. We have placed great emphasis on improving the “job loop” at our locations--qualifying, estimating, pricing and executing projects effectively and efficiently, then promptly assessing project experience for applicability to current and future projects. We have initiated plans to use our combined purchasing to gain volume discounts on products and services such as HVAC components, raw materials, services, vehicles, bonding, insurance and employee benefits.

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

Category	Corporate Office	Heating Air Conditioning Services, Inc.	Energy King,Inc. - Sacramento	Energy King, Inc. - Barnett	World Wide Motion Pictures, Inc.	Totals	%
Management	3	4	2	1	--	11	14%
Admin	1	2	4	3	--	9	12%
Service & dispatch	--	6	6	4	--	16	21%
Installers	--	12	9	7	--	28	36%
Sales	--	4	4	2	--	10	13%
Other	1	1		1	--	3	4%
Totals	5	29	25	18	0	77	100%

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

Risk Management, Insurance and Litigation

The primary risks in our operations are bodily injury, property damage and workers' compensation injuries. We retain the risk for worker's compensation, employer's liability, auto liability, general liability and employee group health claims resulting from uninsured deductibles per incident or occurrence.

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

We typically warrant labor for the first year after installation on new HVAC systems and pass through to the customer manufacturers' warranties on equipment. We generally warrant labor for 30 days after servicing of existing HVAC systems. We do not expect warranty claims to have a material adverse effect on our financial position or results of operations.

Competition

The HVAC industry is highly competitive and consists of thousands of local and regional companies. We believe that purchasing decisions in the residential  market are based on (i) competitive price, (ii) long-term customer relationships, (iii) quality, timeliness and reliability of services provided, (iv) an organization's perceived stability based on years in business and financial strength, (v) range of services provided, and (vi) scale of operation. To improve our competitive position we focus on the residential after-market including the maintenance, repair and replacement market to promote first the development and then the strengthening of long-term customer relationships. In addition, we believe our ability to provide multi-location coverage, access to financing, a broader residential energy efficiency perspective and specialized technical skills for residential owners gives us a strategic advantage over smaller competitors who may be unable to provide these services to customers at a competitive price.

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

Executive Officers and Directors

Alan J. Mintz, age 58, currently serves as our Chief Executive Officer and President. He had been our Chairman of the Board of Directors, CEO and President since inception in May 2005. On November 5, 2006, Mr. Alfred R. Roach was appointed Chairman, and Mr. Mintz continues to serve as a Director. Alan Mintz provides Buckeye Ventures a combination of operational and acquisitions-related experience that is virtually unmatched in the industry today.  He gained this experience while serving as an integral part of the senior management teams of both ARS and Blue Dot Services, and it was this period that shaped his insight regarding the shortcomings of traditional Consolidation.  Moreover, it was while serving in these roles that he came to fully appreciate the full potential that would be available to those companies that could truly establish an effective national brand. In addition to his duties with ARS and Blue Dot, Mintz served as president of Atlantic Richfield's $30 million HVAC contracting division, and he founded Havsco Heating and Air Conditioning, which became the largest residential and light commercial HVAC company in the Cleveland area. Alan was founder of the Greater Cleveland Air Conditioning Contractors Association. Alan's accomplishments include involvement with more than 100 acquisitions on both the buy and sell side.

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

Randy Eakin, age 45, serves as a Director on the Board of Buckeye Ventures, Inc. He is currently Chief Financial Officer for Mini-Skool's Early Learning Centers. He was most recently Senior Vice President and Chief Financial Officer for Swope Community Enterprises, a holding company with member companies operating in the healthcare, real estate development and urban planning industries. Swope had over $300 million of annual revenues and more than 500 employees. Prior to Swope, Mr. Eakin served at the Director level at P.F. Chang's China Bistro, Inc., a national publicly held multi-unit restaurant company operating two concepts in the Asian niche with annualized revenues of $775 million and over 16,500 employees. Certain of his duties at P.F. Chang's included matters of corporate finance, including the establishment of formal processes and infrastructure for Sarbanes-Oxley compliance. Mr. Eakin's background also includes high level positions at Sprint Nextel Corporation and Price Waterhouse Coopers with extensive experience in the areas of auditing, risk management and corporate financial planning and analysis.

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

Paul Hancock, 50, serves as a Director on the Board of Buckeye Ventures, Inc. He is the founder and developer of World Wide Motion Picture's film/television production concept, and has served as President and Chief Executive Officer of the Company since its inception. Prior to and during his tenure with the Company, he has functioned as a production and business advisor to various film financing and production companies and has supervised the development/packaging and production of a wide variety of moderately budgeted/cost-controlled feature film and television projects. Mr. Hancock was responsible for leading one of the first exploratory film finance teams to the Wall Street capital markets in the late 1970's in order to develop and encourage motion picture financing by the investment banking community. He was instrumental in the formulation of entertainment industry relationships specifically in moderate budget feature film production financing with companies such as E.F. Hutton & Co.; Kidder, Peabody and Prudential-Bache Securities. Mr. Hancock has also been a lecturer on various aspects of the entertainment industry, entrepreneurship and finance at university graduate schools of business, seminars and conferences, is a frequent radio talk show guest discussing independent film financing, production and marketing, and is published in various print media encompassing film and television industry topics. He has developed and maintained a specialized expertise in and conducted diverse consulting for motion picture and television financial packaging, specifically for public securities offerings, private sector investments and commercial banking. He was previously employed in a variety of management capacities in the theater and hotel businesses for Farber Enterprises and Ramada Incorporated. Mr. Hancock attended the Cranbrook Academies, Eastern Michigan University, and the University of California at Los Angeles. He belongs to several professional organizations including the Academy of Television Arts and Sciences.

Ron Smith, 69, serves as a Director on the Board of Buckeye Ventures, Inc. in 1965 after working for another local company for three years, he founded Modern Air Conditioning. Inc. in Ft Myers, FL with a borrowed $500, no customers and no coworkers, and built it into one of the premier and most recognized and respected firms in the U.S. with $15 million in annual revenues before selling it in 1986 to a Philadelphia based mechanical contractor. Later he purchased, significantly grew, and then sold three similar air conditioning companies in the Louisiana and Florida markets. In 1985 he founded Service America, based in Atlanta, GA, the first national HVAC franchiser. In less than four years the firm had over 100 franchisees. Ron Smith & Associates (RS&A), an HVAC exclusive training and consulting company based in Roswell, GA was founded in 1991. RS&A, with its focus on operations, systems, processes, and disciplines soon became one of the industry's leading training and consulting firms. In 1997 he joined Service Experts in Brentwood, TN, an HVAC consolidator and public company, as its Chief Operating Officer and served in that position until mid 2000 after the company was sold to Lennox Industries. Currently, Ron consults with and coaches, on a limited basis, contractors and distributors. Ron founded, co-founded, owned, or has an ownership position in fourteen businesses. They are Modern Air Conditioning in Ft. Myers, FL; Service America in Atlanta, GA; Carl's Service America in Baton Rouge, LA; Edwards and Smith in Ft. Myers, FL; Hart's Electric Motor Shop in Ft. Myers, Fl; R.L. Anderson in Venice, FL; Venture International (Ron Smith & Associates) in Roswell, GA; Anderson Firestone in Ft. Myers, FL; Spiro International in Fribourg, Switzerland; Service Canada in Mississauga, Canada; Energy Management and Controls in Sarasota, FL; Service Roundtable in Grapevine, TX;

Ron Smith Coaching and Consulting in Brentwood, TN; and, HVACR Business in Cleveland, OH. He served eleven years as a member of the Florida Construction Industry Licensing Board, and also served on the Florida Governor's Conference on Small Business. In 1979 he was chosen Free Enterprise Citizen of the Year in Ft. Myers/Lee County, Fl. In 1980/81 he graduated from Harvard Business School's Executive Education Program, Managing Organizational Effectiveness. He is proud of being one of only 27 people to have been elected to the HVAC Hall of Fame. He is on the Board of Directors of Service Roundtable in Grapevine, TX and is one of the founders of the company.

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

Housing Market Could Adversely Affect Our Business

While our subsidiaries are primarily engaged in the HVAC renovation, service and replacement business for residential customers, the Company's business plan involves the full range of HVAC/Plumbing related services, including the service and maintenance of all HVAC and plumbing systems principally for residential replacement and renovation in each of the markets it which we operate and will in the future operate. This business is dependent upon the levels of residential and small business renovation customers. Ability to maintain or increase revenues will depend on the number of residential and small business customers starting and completing replacement and renovation projects in the markets in which we presently operate and will in the future operate. Levels of replacements and renovations is cyclical in nature and will be affected by general and local economic conditions, changes in interest rates and other factors, including the following:

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

The Loss of a Group of Key Management Personnel, Either at the Corporate or Operating Level, Could Adversely Affect Our Business.

The loss of key management personnel at the corporate level and/or at our operating subsidiaries' locations could have an adverse effect on our business, financial condition and results of operations. Our operations depend on the continued efforts of our current and future executive officers, senior management and management personnel at each of our Service Centers. One of the primary criteria that we use in our evaluation of potential acquisition candidates is the quality of their management and while our acquisition negotiation process includes the retention of qualified management, we cannot guarantee that any member of management of an acquired business will continue to remain in their capacity for any particular period of time. Our subsidiaries service operations are managed on a decentralized basis at the local level and our results of operations will depend on the efforts, business contacts and experience of the management teams of our operating locations. At present, we do not maintain key man life insurance on any key personnel.

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

The market price of our common stock may change significantly in response to various factors and events beyond our control. A variety of events may cause the market price of our common stock to fluctuate significantly, including the following: (i) the risk factors described in this Report on Form 10-KSB; (ii) a shortfall in operating revenue or net income from that expected by securities analysts and investors; (iii) changes in securities analysts' estimates of our financial performance or the financial performance of our competitors or companies in our industry generally; (iv) general conditions in the economy as a whole; (v) general conditions in the securities markets; (vi) our announcements of significant contracts, milestones, acquisitions; (vii) our relationship with other companies; (viii) our investors' view of the sectors and markets in which we operate; and (ix) additions or departures of key personnel. Some companies that have volatile market prices for their securities have been subject to security class action suits filed against them. If a suit were to be filed against us, regardless of the outcome, it could result in substantial costs and a diversion of our management's attention and resources. This could have a material adverse effect on our business, results of operations and financial condition.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  DESCRIPTION OF PROPERTY

We lease the real property and buildings from which we operate. Our HVAC subsidiaries' facilities are located in Massachusetts and California and consist of offices, shops, maintenance and warehouse facilities. The leases for our California subsidiaries are for 4,000 square feet in Sacramento on a month-to-month basis at an annual rental of $32,400 and 4,000 square feet in Riverbank on a month-to-month basis at an annual rental of $21,600. Our Massachusetts subsidiary leases 12,000 square feet through January 31, 2010 at an annual rental of $90,000. The Company paid its Massachusetts' location rent under during 2006 and 2005 to an employee of the Company, who is President of the Buckeye's wholly owned subsidiary, HACS. The rents paid HACS and terms under the sublease are the same as was paid prior to its acquisition.. Our WWMPC subsidiary leases its premises of 400 square feet annual rental of $7,785.These premises, except for HACS, are leased from individuals or entities with whom we have no other business relationship.

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

As of December 29, 2006, there were 806 stockholders of record of our Common Stock, and the last reported sale price on that date was $.20 per share. The Company has not declared cash dividends on its Common Stock and does not intend to do so in the foreseeable future. If the Company generates earnings, management's policy is to retain such earnings for further business development. It plans to maintain this policy as long as necessary to provide funds for the Company's operations. Any future dividend payments will depend upon the full payment of any required Preferred Stock dividends, the Company's earnings, financial requirements and other relevant factors, including approval of such dividends by the Board of Directors.

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

Issuer Purchases of Equity Securities

None.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

A relatively small but growing portion of our revenues comes from windows installation and plumbing services. Windows represents an extension of the company's larger goal of providing a greater energy consciousness to the residential consumer. By replacing older less energy conservative windows with better energy saving windows, the consumer benefits financially over time as does the general public through the reduction in use of scarce energy in heating and cooling activities. Plumbing contractors install bathroom and kitchen fixtures and the associated pipes in residential or commercial buildings, and may also install gas appliances and pipe work. It is management's intent to merge a viable plumbing operation with the HVAC operations at all locations. Part of our mission and vision is to become recognized by residential consumers as a dependable source for controlling their overall home energy needs.

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

Critical Accounting Policies

In response to the Commission's Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we identified our critical accounting policies based upon the significance of the accounting policy to our overall financial statement presentation, as well as the complexity of the accounting policy and our use of estimates and subjective assessments. We have concluded that our most critical accounting policy is our revenue recognition policy.

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

	Year Ended December 31,
	2005		2006
Revenues	$2,064,197	100.0%	$6,273,685	100.0%
Cost of services	1,328,906	64.4%	3,809,743	60.7%
Gross profit	735,291	35.6%	2,463,942	39.3%
Selling, general and administrative expenses	1,022,799	49.5%	3,401,916	54.2%
Operating income (loss)	(287,508)	(13.9)%	(937,974)	(14.9)%
Interest expense, net	(13,508)	(0.7)%	(131,535)	(2.1)%
Other income (expense)	--	--	60,218.9%
Income (loss) before income taxes	(201,016)	(14.6)%	(1,009,291)	(16.1)%
Income tax expense (benefit)	(10,358)	(0.5)%	(10,599)	(0.2)%
Income (loss) from continuing operations	(311,374)	(15.1)%	(1,009,291)	(16.1)%
Extraordinary item from acquisition of Heating and Air Conditioning Services, Inc.	114,532	5.52%	--
Net income (loss)	$(196,842)	(9.5)%	$(1,009,291)	(16.1)%
Income (loss) per share - basic and diluted
Income (loss) from continuing operations	(0)		(0.1)
Extraordinary item from acquisition of Heating and Air Conditioning Services, Inc.	0		--
Net income (loss)	(0)		(0.1)
Diluted--
Income (loss) from continuing operations	(0)		(0.1)
Extraordinary item from acquisition of Heating and Air Conditioning Services, Inc.	0		--
Net income (loss)	$(0)		$(0.1)
Cash dividends per share	--		--

BALANCE SHEET DATA:
Total current assets	1,081,218	1,346,052
Total assets	1,278,333	4,205,844
Total current liabilities	1,353,785	2,134,777
Total non-current liabilities	46,390	2,093,292
Total stockholders' equity	(121,842)	(22,225)
Working capital	(272,567)	(788,725)

Table 2 - Quarterly Results of Operations (Unaudited)

Quarterly financial information for the year ended December 31, 2006 is summarized as follows:

	2006
	Q1	Q2	Q3	Q4
Revenues	$956,601	$1,515,747	$1,416,660	$2,384,677
Gross profit	325,546	494,416	604,577	1,039,403
Operating income (loss)	(130,771)	(207,032)	(312,411)	(287,760)
Income (loss) from continuing operations	(156,101)	(217,953)	(319,184)	(326,652)
Net income	$(156,101)	$(217,953)	$(319,184)	$(326,652)
Income (loss) per share - basic and diluted	$(.00)	$(.00)	$(.00)	$(.01)

The sums of the individual quarterly earnings per share amounts do not necessarily agree with year-to-date earnings per share as each quarter's computation is based on the weighted average number of shares outstanding during the quarter, the weighted average stock price during the quarter and the dilutive effects of options, warrants, and contingently issuable restricted stock in each quarter.

The year started out with one HVAC company, Heating and Air Conditioning Services, Inc. near Boston, MA. The East Coast cyclical downside of January can be seen as the sales increased in the second quarter due to the carry-over of the cold season extending into May. September saw a decline in sales as the summer season tempered the end of the third quarter. With the warmer months of October, it took late November to begin seeing increased sales due to the cold season.

The fourth quarter also saw Energy King, Inc. (EKIS) in Sacramento, CA become Buckeye's second acquisition. The combined revenues of HACS and EKIS propelled the company to $2,384,677 for the quarter ended December 31, 2006 and $6,273,685 for the year.

The Company's goal is to have independently profitable operations contributing positively to the future of Buckeye's stockholders. The fourth quarter of 2006 began to see the positive effects of implementing the business model designed by Buckeye's founders and management team. By building a solid and highly confident team of installers and technicians motivated to provide quality service to customers, sales do increase. By focusing on all expense levels to controls costs, profits will be realized. With more acquisitions, the economies of scale increase and profitability is enhanced.

2006 Compared to 2005

This is the first full year of operations for Buckeye Ventures, Inc. as and HVAC company. Consequently, only limited comparisons can be made between 2006 and 2005. The share exchange merger with WWMPC on March 1, 2006, made Buckeye a publicly traded company. More importantly, as presented in the Buckeye mission statement, the film distribution aspects of WWMPC are not part of the Company's primary line of business. The revenues of WWMPC represented less than .1% of the total consolidated net revenues for 2006 with no expectations of improved revenue generation at this time and are not separated from the following comparisons.

Revenues--Revenues increased significantly in 2006 from 2005 for two primary reasons. First, twelve months of HACS were included in 2006 and only five months in 2005. Secondly, effective October 1, 2006, the revenues of EKIS were included in Buckeye's consolidated revenues. The effects of the two acquisitions during 2006 is noticeable from the $4,209,488 increase in revenues in 2006 over 2005.

Cost of Sales--Cost of sales as a percentage of revenues decreased by 3.5% in 2006 over 2005. Through the application of Buckeye's business model, greater emphasis is placed on cost controls such as volume discounts with vendors. Attention is given to every level of spending, and particularly to the costs associated with the services provided. Most of the cost savings came in HACS through improved business relationships with vendors. It is Buckeye's goal to maintain Cost of sales below 58% of net revenues.

Gross Profit--Gross profit increased $1,728,651 for the same reasons as revenues. The truly encouraging number is the 3.5% increase of Gross Profit in 2006 over 2005. As just explained, by controlling costs, the Company has greater resources to build the business. With a target Gross Profit of 42% of net revenues, management feels it is able to reach profitable operations.

Selling, General and Administrative Expenses (“SG&A”)--SG&A expenses increased $2,379,117 due primarily to the longer reporting period in 2006 over 2005 and the acquisition of EKIS. The increase of SG&A expenses as a percent of revenues is 4.7%. Marketing expenses, including payroll, advertising and other marketing, represented approximately 18% of total expenses in 2006. General and administrative salaries accounted for over 34% of 2006 expenses at $1,272,185 for the year. Professional fees, including legal, accounting and other, made up about 10.4% of expenses or $355,110. Rent expenses, including facilities, offices and storage areas, was about 3.3% of expenses or $120,845 in 2006. Communication expenses, including land and cellular phones, internet and facsimiles, made up about 2% of the 2006 expenses at $70,244. The cost of insurance for directors and officers, property, casualty and general was $160,505 or right at 4.7%. Outside services such as janitors and day labor, accounted for $32,012 or just less than 1%. As part of the mission of Buckeye, the CEO and others are required to travel and meet prospective acquisition candidates. Travel and entertainment expenses for 2006 were $51,364 or about 1.5% of expense. Gas and electric utilities for 2006 were $28,737, just under 1% of expenses. Waste management represents the cost of disposing of hazardous materials and was .5% or $19,072 for 2006.

Interest Expense, Net-- Interest expense of $131,535 for 2006 is primarily from various notes payable related to operations and acquisitions.

Write off of debt costs-- Bad debt expense accounted for about 1.3% of total expenses in 2006. This $45,789 was an act to cleanup the accounts receivable balances of HACS and EKIS. The company's policy is to characterize receivables greater than ninety days past due as uncollectible.

Income Tax Expense-- HACS paid $10,599 in Massachusetts state income tax for 2006. Buckeye has a NOL carry forward in excess of $600,000.

Outlook--Buckeye Ventures, Inc. is focused on acquiring more HVAC businesses in 2007 while taking steps to blend plumbing and window work with them. Emphasis will also be placed on identifying and instituting company wide economies of scale at every opportunity in providing cost saving measures through such areas as better insurance rates, vehicle purchasing power, equipment orders and employee benefits.

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

Cash Flow-- For the year ended December 31, 2006, we had negative cash flow from operations of $(710,703) as compared to a positive cash flow from operations of $46,052 in 2005. This decrease in cash flow resulted primarily from increased operational commitments to handle acquisitions and implementation of Buckeye's business model. A Vice President of Operations was added along with a Controller and Vice President of Finance which involved increases in payroll, payroll taxes, insurance and travel expenses. With minimal increases in corporate level staff expected over the next year, the cash flow is anticipated be positive for 2008.

Our business does not require significant amounts of investment in long-term fixed assets. The substantial majority of the capital used in our business is working capital that funds our costs of labor and installed equipment deployed in project work until our customers pay us. Our average job duration generally allows us to complete the realization of revenue and earnings in cash well within a few months. Accordingly, we believe cash flow, by encompassing the company's acquisition efforts, profit margins and the use of working capital over our approximately three month working capital cycle, is an effective measure of operating effectiveness and efficiency when considered in light of the company's business plan for acquisitions and regional growth. Buckeye anticipates positive cash flows from operations in 2008.

Off-Balance Sheet Arrangements and Other Commitments--As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Our most significant off-balance sheet transactions include liabilities associated with non cancelable operating leases. We enter into non cancelable operating leases for many of our facility, vehicle and equipment needs. These leases allow us to conserve cash by paying a monthly lease rental fee for use of facilities, vehicles and equipment rather than purchasing them. At the end of the lease, we have no further obligation to the lessor. If we decide to cancel or terminate a lease before the end of its term, we would typically owe the lessor the remaining lease payments under the term of the lease.

The following recaps the future maturities of our contractual obligations as of December 31, 2006:

	Twelve Months Ended December 31,
	2007	2008	2009	2010	2011	Thereafter	Total
Operating lease obligations	$136,028	$100,211	$91,036	$7,500	--	--	$334,775

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

ITEM 6B.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk primarily related to potential adverse changes in interest rates as discussed below. Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. We are not exposed to any other significant financial market risks including commodity price risk (except as discussed in “Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations”), foreign currency exchange risk or interest rate risks from the use of derivative financial instruments. The Company does not use derivative financial instruments.

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

ITEM 7.  FINANCIAL STATEMENTS

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

INDEX TO FINANCIAL STATEMENTS

	Page	Sequential Page Number
Buckeye Ventures, Inc.
Report of Independent Registered Public Accounting Firm	F-2	28
Consolidated Balance Sheets	F-3	29
Consolidated Statements of Operations	F-4	30
Consolidated Statements of Stockholders' Equity	F-5	31
Consolidated Statements of Cash Flows	F-6	32
Notes to Consolidated Financial Statements	F-7 - F-21	33-47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Buckeye Ventures, Inc.

I have audited the accompanying consolidated balance sheets of Buckeye Ventures, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2006 and for the period June 24, 2005 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

As discussed in Note 16 to the consolidated financial statements, the Company restated its consolidated financial statements for the year ended December 31, 2006.

/s/ Michael T. Studer CPA P.C.

Freeport, New York
April 12, 2007 (except as to Notes 16 and 17, which is as of February 11, 2008)

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS	(Restated)
CURRENT ASSETS:
Cash and cash equivalents	$273,976	$415,762
Accounts receivable, less allowance for doubtful accounts of $22,515 and $80,000, respectively	95,058	178,951
Other receivables	155,755	17,500
Inventories	554,837	377,303
Prepaid expenses	266,426	91,702
Total current assets	1,346,052	1,081,218
Property and equipment, net	415,044	109,615
Goodwill	2,359,065	--
Intangible assets, net	82,210	--
Other assets, primarily deposits	103,473	87,500
Total assets	$4,305,844	$1,278,333
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$711,295	$330,178
Accrued expenses	593,081	324,362
Current portion of notes payable	637,500	269,226
Customer deposits and deferred revenue	192,901	25,019
Conditional Stock subscription receipts	--	405,000
Total current liabilities	2,134,777	1,353,785
LONG-TERM DEBT, NET OF CURRENT MATURITIES
Notes payable, net of current portion	2,169,148	46,390
Notes payable, related parties, net of current portion	24,144	--
Total long-term liabilities	2,193,292	46,390
Total liabilities	4,328,069	1,400,175
Commitments and contingencies	--	--
STOCKHOLDERS' EQUITY:
Preferred stock, authorized 1,000,000 shares: $.01 par value, 975,086 and 796,869 shares issued and outstanding, respectively	9,751	7,969
$10.00 par value, 23,000 and -0- shares issued and outstanding, respectively	230,000	--
Common stock, authorized 100,000,000 shares, $.001 par value; 98,548,618 and 79,792,001 shares issued and outstanding, respectively	98,549	79,792
Additional paid-in capital	856,207	(12,761)
Accumulated deficit	(1,216,732)	(196,842)
Total stockholders' equity	(22,225)	(121,842)
Total liabilities and stockholders' equity	$4,305,844	$1,278,333

The accompanying notes are an integral part of these consolidated financial statements.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Period June 24, 2005 (Inception) to December 31, 2005	Year Ended December 31, 2006
Revenues, net	$2,064,197	$6,273,685
Cost of services	1,328,906	3,809,743
Gross profit	735,291	2,463,942
Selling, general and administrative expenses	1,022,799	3,401,916
Operating income (loss)	(287,508)	(937,974)
Other income (expense)
Interest income	--	3,956
Other income	--	56,262
Interest expense	(13,508)	(131,535)
Total other income (expense)	(13,508)	(71,317)
Income (Loss) before income taxes	(301,016)	(1,009,291)
Income tax expense	10,358	10,599
Income (Loss) from continuing operations and before extraordinary item	(311,374)	(1,019,890)
Extraordinary item from acquisition of Heating & Air Conditioning Services, Inc.	114,532	--
Net Income (Loss)	$(196,842)	$(1,019,890)

Income (Loss) per share: Basic and diluted	$(.00)	$(.01)
Shares used in computing income (loss) per share:
Basic	79,792,001	95,678,737
Diluted	79,792,001	95,678,737

The accompanying notes are an integral part of these consolidated financial statements.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For The Year Ended December 31, 2006 and for the Period June 24, 2005 (Inception) to December 31, 2005

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Issuance of stock for services	796,869	$7,969	79,792,001	$79,792	$(12,761)	$--	$75,000
Net loss	--	--	--	--	--	(196,842)	(196,842)
Balance at December 31, 2005	796,869	7,969	79,792,001	79,792	(12,761)	(196,842)	(121,842)
Restated:
Issuance of Stock:
Share exchange reverse acquisition of World Wide Motion Pictures Corporation, effective March 1, 2006	201,217	231,782	18,670,858	18,671	(44,900)	--	205,553
Conditional stock subscription receipts reversed as a result of delivery of common stock by related parties	--	--	--	--	375,000	--	375,000
Delivery of common stock of related parties to general manager of HACS	--	--	--	--	18,000	--	18,000
Delivery of common stock of related parties to lender	--	--	--	--	12,000	--	12,000
Sale of common stock of related parties for cash	--	--	--	--	495,000	--	495,000
Common stock issued for cash	--	--	21,143	21	6,179	--	6,200
Common stock issued for services	--	--	64,616	65	7,689	--	7,754
Net loss	--	--	--	--	--	(1,019,890)	(1,019,890)
Balance at December 31, 2006	998,086	$239,751	98,548,618	$98,549	$(856,207)	$(1,216,732)	$(22,225)

The accompanying notes are an integral part of these consolidated financial statements.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	June 24, 2005 (Inception) to December 31, 2005	Year Ended December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:		(Restated)
Net income (loss)	$(196,842)	$(1,019,890)
Adjustments to reconcile net income (loss) to net cash provided by operating activities--
Extraordinary item	(114,532)	--
Stock compensation expense	75,000	37,754
Depreciation and amortization expense	10,118	63,635
Changes in operating assets and liabilities, net of effects of acquisitions
Receivables, net	34,061	170,843
Inventories	102,969	(94,944)
Prepaid expenses and other current assets	(61,250)	(76,623)
Accounts payable	6,132	(121,260)
Accrued expenses	215,823	175,097
Customer deposits and deferred revenue	(25,427)	154,685
Net cash provided by (used in) operating activities	46,052	(710,703)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(119,733)	(154,840)
Proceeds from acquisition	(126,173)	181,326
Purchase of other assets	(87,500)	(56,790)
Net cash (used in) provided by investing activities	(333,406)	(30,304)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in notes payable	315,616	48,021
Proceeds from conditional stock subscription	387,500	50,000
Proceeds from sales of common stock	--	501,200
Net cash provided by financing activities	703,116	599,221
NET INCREASE IN CASH AND CASH EQUIVALENTS	415,762	(141,786)
CASH AND CASH EQUIVALENTS, at June 24, 2005 and beginning of year	--	415,762
CASH AND CASH EQUIVALENTS, end of year	$415,762	$273,976
Supplemental disclosures of cash flow information:
Interest paid	$226	$115,618
Income taxes paid	--	10,599
Non-cash investing and financing activities:
Reverse acquisition of World Wide Motion Pictures Corporation for stock	--	205,553
Acquisition of Energy King, Inc. for notes payable (excluding $1,900,000 contingent consideration)	$--	$2,000,000

The accompanying notes are an integral part of these consolidated financial statements.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE – 1 BUSINESS AND ORGANIZATION

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

NOTE – 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Warranty Costs

The Company typically warrants labor for the first year after installation on new HVAC systems. The Company generally warrants labor for 30 days after servicing of existing HVAC systems. A reserve for warranty costs is estimated and recorded based upon the historical level of warranty claims and management's estimate of future costs.

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

Segment Disclosure

Buckeye's activities are within residential market of the mechanical services industry, which is the prominent industry segment served by the Company.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2006

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, revenues and expenses, and disclosures regarding contingent assets and liabilities. Actual results could differ from those estimates. The most significant estimates used in the Company's financial statements affect revenue and cost recognition, the allowance for doubtful accounts, self-insurance accruals, deferred tax assets, warranty accruals, and the quantification of fair value for reporting units in connection with the Company's goodwill and other long-lived asset impairment testing.

Concentrations of Credit Risk

The Company provides services in a broad range of geographic regions. The Company's credit risk primarily consists of receivables from a variety of customers including general contractors, property owners and developers, and commercial and industrial companies. The Company regularly reviews its accounts receivable and estimates an allowance for uncollectible amounts. The Company has a diverse customer base, with no single customer accounting for more than 1% of consolidated 2006 revenues.

Reclassifications

Certain reclassifications have been made in prior period financial statements to conform to current period presentation. These reclassifications have not resulted in any changes to previously reported net income for any periods.

NOTE – 3 INVENTORY

Inventory consists of the following as of:

	December 31, 2006	December 31, 2005
Raw materials	$3,173	$--
Work in progress	--	--
Finished goods	551,664	377,303
	$554,837	$377,303

NOTE – 4 SHARE EXCHANGE REVERSE ACQUISITION

On February 22, 2006, effective March 1, 2006, the Share Exchange Agreement between WWMO, BVI, and BVI's two stockholders closed. As a result of the exchange, BVI became a wholly owned subsidiary of WWMO and BVI's two stockholders increased their ownership of WWMO to 79,792,001 shares of common stock and 796,869 shares of preferred stock, representing 81% of WWMO's outstanding common stock and preferred stock after the exchange. Also, BVI's two stockholders were elected as directors and appointed as officers of WWMO. Accordingly, BVI has been considered the acquirer for accounting purposes and "reverse acquisition" accounting has been used in the accompanying consolidated financial statements. Since WWMPO had nominal assets and operations, the Share Exchange has been treated as a capital transaction and recapitalization by the accounting acquirer (BVI) and no goodwill has been recorded.

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

NOTE – 5 ACQUISITIONS

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

The purchase price is subject to a Purchase Price Adjustment Amount reduction (not to exceed $1,900,000) equal to 5 times the EBIT (income before interest income, extraordinary gains, gains from the sale of assets other than inventory sold in the ordinary course of business, interest expense, and income taxes) Deficit (amount less than the $700,000 EBIT target) for the year ending December 31, 2007 (the First Measurement Period), or if elected by the EKI Stockholders’ Representative, for the year ending December 31, 2008 (the Second Measurement Period). In accordance with SFAS No. 141, the $1,900,000 “contingent consideration” portion of the $3,900,000 total purchase price has not been included in the recorded cost of the acquisition or the recorded notes payable. When the contingency is resolved, the Company will increase goodwill and notes payable to the extent that the $1,900,000 “contingent consideration” exceeds 5 times the EBIT Deficit, if any.

The identifiable net assets of EKI at September 30, 2006 (effective date of the acquisition) consisted of:

Cash and cash equivalents	$82,944
Accounts receivable, net	219,446
Other receivables	4,259
Inventory	82,590
Prepaid expenses and other current assets	82,177
Property and equipment, net	78,490
Intangible assets, net	83,668
Other assets	$55,107

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2006

Accounts payable	$(497,726)
Accrued expenses payable	(93,622)
Customer deposits and deferred revenue	(13,197)
Debt	(443,201)
Identifiable net assets	$(359,065)

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

NOTE – 6 PROPERTY AND EQUIPMENT

Property and equipment consists of:

	December 31, 2006	December 31, 2005
Computers and equipment	$165,438	$1,241
Vehicles	259,574	52,654
Leasehold improvements	126,792	65,838
Motion picture and television properties	100,000	--
Total	651,804	119,733
Accumulated depreciation and amortization	(236,760)	(10,118)
Property and equipment, net	$415,044	$109,615

Depreciation expense for the years ended December 31, 2006 and 2005 was $62,117 and $10,118, respectively.

 BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2006

NOTE – 7 OTHER LONG LIVED ASSETS

Motion Picture and Television Properties

Motion picture and television properties consist of films and television programs acquired by WWMPC. The majority of WWMPC's motion picture and television properties were acquired from third parties in exchange for WWMO Common Stock and WWMO Preferred Stock. The $6,260,550 initial estimated fair value of the properties at March 1, 2006 (effective date of the Share Exchange) was subsequently independently valued and reduced to $100,000. In conjunction with an independent valuation of the motion picture and television properties, the estimated fair value at March 1, 2006 was determined according to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and SFAS No. 139, Accounting by Producers or Distributors of Films by using future cash flows of the respective properties based on historical results and managements' estimates of future net revenues. Actual future revenues from the properties may differ materially from such estimates as a result of many factors, including the amount of capital available to effectively exploit the properties.

NOTE – 8  GOODWILL

In most businesses the Company has acquired, the value paid to buy the business was greater than the value of specifically identifiable net assets in the business. Under generally accepted accounting principles, this excess is termed goodwill and is recognized as an asset at the time the business is acquired. It is generally expected that future net earnings from an acquired business will exceed the goodwill asset recognized at the time the business is bought. Under previous generally accepted accounting principles, goodwill was required to be amortized, or regularly charged to the Company's operating results in its statement of operations.

SFAS No. 142, “Goodwill and Other Intangible Assets” requires companies to assess goodwill asset amounts for impairment each year, and more frequently if circumstances suggest an impairment may have occurred. Impairment must be reflected when the value of a given business unit in excess of its tangible net assets falls below the goodwill asset balance carried for that unit on the Company's books. If other business units have had increases in the value of their respective goodwill balances, such increases may not be recorded under SFAS No. 142. Accordingly, such increases may not be netted against impairments at other business units.

The Company currently performs its annual impairment testing as of December 31 and any impairment charges resulting from this process are reported in the fourth quarter. The Company segregated its operations into reporting units based on the degree of operating and financial independence of each unit and the Company's related management of them. These reporting units are tested for impairment by comparing the unit's fair value to its carrying value. The fair value of each reporting unit was estimated using a discounted cash flow model combined with market valuation approaches. Significant estimates and assumptions are used in assessing the fair value of reporting units. These estimates and assumptions involved future cash flows, growth rates, discount rates, weighted average cost of capital and estimates of market valuations for each of the reporting units.

The Company has not recorded goodwill impairment charges for the years ended December 31, 2006 or 2005.

The changes in the carrying amount of goodwill for the year ended December 31, 2006 is as follows:

Goodwill balance as of December 31, 2005	$--
Goodwill related to share exchange with WWMP (see note 4)	-
Goodwill related to acquisition of EKI (see note 5)	2,359,065
Impairment adjustment	--
Goodwill balance as of December 31, 2006	$2,359,065

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2006

NOTE –  9 NOTES PAYABLE AND LONG-TERM DEBT

Notes payable consist of:

	December 31,
	2006	2005
Buckeye Ventures, Inc., note payable to Pedersen Family Trust at 5% interest for5 months, payable in monthly installments of principal and interest of $50,000, through February, 2007.	$130,215	$-
Buckeye Ventures, Inc. note payable to investor at 24% interest with principal and accrued interest due by December 31, 2007, secured by certain corporate assets.	162,530	200,000
Buckeye Ventures, Inc. note payable through acquisition to investor at 5.00% interest with interest payments beginning October 1, 2006 with all principal and accrued interest due by September 30, 2009, secured by certain corporate assets (less $1,425,000 contingent consideration).	1,500,000	-
Buckeye Ventures, Inc. note payable through acquisition to investor at 5.00% interest with interest payments beginning October 1, 2006 with all principal and accrued interest due by September 30, 2009, secured by certain corporate assets (less $475,000 contingent consideration).	500,000	-
Buckeye Ventures, Inc. multiple twelve month notes payable to investor at 10% on loans from October 17, 2006 through December 8, 2006 maturing in October and December 2007.	150,000	-
Buckeye Ventures, Inc. twelve month note payable to investor at 12% on loan from October 31, 2006 maturing October 31, 2007.	100,000	-
HACS note payable to seller of HACS (repaid in 2006).	-	60,000
HACS note payable at 9.55% interest with principal and interest payments of $596 through November 7, 2010, secured by truck vehicle.	23,290	27,970
HACS note payable at 9.39% interest in monthly installments of principal of $579 through December 12, 2010, secured by truck vehicle.	23,100	27,646
HACS note payable at 10.95% interest in monthly installments of principal and interest of $349 through July 4, 2011, secured by truck vehicle.	14,966	-
HACS note payable at 9.49% interest in monthly installments of principal and interest of $472 through August 9, 2011, secured by truck vehicle.	21,193	-
HACS note payable at 9.49% interest in monthly installments of principal and interest of $404 through August 29, 2011, secured by truck vehicle.	18,171	-
EKI note payable to related party at 5.00% interest for 24 months, beginning Oct 1, 2006, with a balloon payment of $ 36,398.29 principle + 3,819.70 interest (24 months interest), payable in monthly installments of principal and interest of $0.	38,921	-
EKI note payable to Tri-County Bank at 9.05% interest for 55 months payable in monthly installments of principal and interest of $831.25 through January 19, 2011, secured by truck vehicle.	33,648	-
EKI note payable to River City Bank at 4.87% interest for 60 months payable in monthly installments of principal and interest of $350.32 through November 2010, secured by truck vehicle.	14,968	-
EKI note payable to the California Department of Toxic Substances Control in settlement of legal action.	12,561	-
EKI note payable to the California Air Resources Board in settlement of legal action.	9,648	-
EKI note payable to the Sacramento County District Attorney's Office in settlement of legal action.	55,990	-
WWMPC payable to bank under revolving line of credit, interest at 8%, due in monthly installments of principal and interest, secured by personal guarantees of WWMPC officers.	4,591	-
WWMPC note payable to related party, interest at 0% interest, due on demand.	17,000	-
	2,830,792	315,616
Less current portion	(637,500)	(269,226)
Long-term debt	$2,193,292	$46,390

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2006

NOTE – 10 ACCRUED EXPENSES PAYABLE

Accrued expenses payable consisted of:

	December 31, 2006	December 31, 2005
Compensation of officers	$225,000	$200,000
Other compensation, payroll taxes and withholdings	142,698	53,056
Interest	71,645	13,282
State income tax	---	10,358
Warranty reserve	66,582	36,583
Other	87,156	11,083
Total	$593,081	$324,362

NOTE – 11 EMPLOYEE BENEFIT PLANS

Buckeye's wholly owned subsidiary, Energy King, Inc., provides a qualified deferred arrangement 401(k) plan whereby employees may contribute up to 25% of gross compensation to the plan. The Company matches employee contributions up to 4% of the employees' wages. The plan also allows the Company to make optional non-elective contributions into the plan for those employees that have worked over 500 hours and are employed at the end of the plan year. For the three months ended December 31, 2006, Energy King contribution to the plan (which was expensed when incurred) was $7,678. A similar plan is currently being reviewed for adoption among all subsidiaries of Buckeye Ventures, Inc. with an anticipated availability to employees by the end of 2007.

NOTE – 12 PREFERRED STOCK

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

The provision for income taxes relating to continuing operations consists of the following (in thousands):

	June 24, 2005 (Inception) to December 31, 2005	Year Ended December 31,2006
Current--
Federal	$--	$--
State	10,538	10,599
Total current	10,358	10,599
Deferred--
Federal	(93,589)	(632,815)
State	(36,112)	(34,009)
Valuation allowance	129,701	666,824
Total deferred	--	--
	$10,358	$10,599

A reconciliation of the expected income tax expense (benefit) to reported income taxes follows:

Federal income tax at 34%	(102,345)	(327,545)
State income tax, net	6,836	6,995
Change in valuation allowance	105,867	331,149
	$10,358	$10,599

Management has not determined it to be more likely than not that any portion of the deferred tax asset attributable to the future utilization of the net operating loss carry forwards as of December 31, 2006 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2006. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carry forwards are available in varying amounts through year 2026 to offset future taxable income.

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

HACS leases truck vehicles under month to month lease agreements.

For the years ended December 31, 2006, rent expense under operating leases consisted of:

Buckeye Ventures Corporate office space	$12,827
HVAC office space	107,267
HVAC truck vehicles	53,360
WWMPC office space	7,785
Total	$181,239

At December 31, 2006, the aggregate future minimum lease payments under non-cancelable operating lease agreements were as follows:

Year Ended December 31,
2007	$136,028
2008	100,211
2009	91,036
2010	7,500
2011	--
Total	$334,775

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

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2006

Contingency:

The Share Exchange Agreement, as amended, also provides that in the event that BVI has not acquired a sufficient number of businesses to produce an aggregate annual gross revenue of $20,000,000 by September 1, 2007, the two former BVI stockholders shall cancel, without consideration, 7,979,200 shares of BEYV Common Stock and 79,686 shares of BEYV Preferred Stock owned by them. The Company believes that a sufficient number of businesses have been acquired to satisfy this contingency and does not intend to pursue cancellation of the aforementioned shares.
Claims and Lawsuits

The Company is subject to certain claims and lawsuits arising in the normal course of business. The Company maintains various insurance coverages to minimize financial risk associated with these claims.

The Company has estimated and provided accruals for probable losses and related legal fees associated with certain of its litigation in the accompanying consolidated financial statements. While the Company cannot predict the outcome of these proceedings, in management's opinion and based on reports of counsel, any liability arising from these matters individually and in the aggregate will not have a material effect on the Company's operating results or financial condition, after giving effect to provisions already recorded.

16 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its consolidated financial statements for the year ended December 31, 2006 (which were previously included in the Company’s Form 10-KSB filed with the SEC on April 17, 2007) in order to correct errors relating to (1) the calculation of goodwill from the reverse acquisition of WWMO on February 22, 2006, (2) the calculation of goodwill from the acquisition of EKI on September 28, 2006, and (3) the inclusion of EKI operations prior to its acquisition.

The previous calculation of goodwill resulting from the reverse acquisition of WWMO was erroneously based on the excess of the fair value of the shares of WWMO common stock and WWMO preferred stock retained by stockholders other than BVI’s two stockholders in connection with the Share Exchange over the identifiable net assets of WWMO. Since WWMO had nominal assts and operations, the Share Exchange should have been treated as a capital transaction and recapitalization by the accounting acquirer (BVI) and no goodwill should have been recorded. The restated calculation resulted in a $1,751,822 decrease in both goodwill and additional paid-in capital.

The previous calculation of goodwill resulting from the acquisition of EKI erroneously included $1,900,000 “contingent consideration” notes payable (see note 5) in the cost of the acquisition and $259,391 of deferred tax assts in arriving at EKI’s identifiable net assets at the date of acquisition. The restated calculation correctly excludes these items resulting in a $1,640,609 decrease in goodwill, a $259,391 decrease in deferred tax assets, and a $1,900,000 decrease in notes payable.

The previously reported consolidated statement of operations erroneously included EKI’s operations for the six months ended December 31, 2006. Since EKI was acquired September 28, 2006, EKI’s operations should have only been included for the period from September 28, 2006 to December 31, 2006. Accordingly, the consolidated financial statements have been restated to exclude EKI’s operations for the period prior to September 28, 2006, resulting in a $1,445,964 decrease in revenues, net and a $15,924 increase in net loss.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2006

The effect of the restatement adjustments on the consolidated balance sheet at December 31, 2006 follows:

	As Previously Reported	Adjustments	As Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$273,976	$--	$273,976
Accounts receivable, net	95,058	--	95,058
Other receivables	155,755	--	155,755
Inventories	554,837	--	554,837
Prepaid expenses	266,426	--	266,426
Total current assets	1,346,052	--	1,346,052
Property and equipment, net	415,044	--	415,044
Goodwill	5,751,496	(3,392,431)	2,359,065
Intangible assets, net	82,210	--	82,210
Other assets, primarily deposits	103,473	--	103,473
Deferred tax asset	275,315	(275,315)	--
Total assets	$7,973,590	$(3,667,746)	$4,305,844
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$711,295	$--	$711,295
Accrued expenses	593,081	--	593,081
Current portion of notes payable	637,500	--	637,500
Customer deposits and deferred revenue	192,901	--	192,901
Conditional Stock subscription receipts	--	--	--
Total current liabilities	2,134,777	--	2,134,777
LONG-TERM DEBT, NET OF CURRENT MATURITIES
Notes payable, net of current portion	4,093,292	(1,900,000)	2,193,292
Total liabilities	6,228,069	(1,900,000)	4,328,069
Commitments and contingencies	--	--	--
STOCKHOLDERS' EQUITY:
Preferred stock, authorized 1,000,000 shares: $.01 par value, 975,086 shares issued and outstanding	9,751	--	9,751
$10.00 par value, 23,000 shares issued and outstanding	230,000	--	230,000
Common stock, authorized 100,000,000 shares, $.001 par value; 98,548,618 shares issued and outstanding	98,549	--	98,549
Additional paid-in capital	2,578,029	(1,721,822)	856,207
Accumulated deficit	(1,170,808)	(45,924)	(1,216,732)
Total stockholders' equity	1,745,521	(1,767,746)	(22,225)
Total liabilities and stockholders' equity	$7,973,590	$(3,667,746)	$4,305,844

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2006

The effect of the restatement adjustments on the consolidated statement of operations for the year ended December 31, 2006 follows:

	As Previously Reported	Adjustments	As Restated
Revenues, net	$7,719,649	$(1,445,964)	$6,273,685
Cost of services	4,508,533	(698,790)	3,809,743
Gross profit	3,211,116	(747,174)	2,463,942
Selling, general and administrative expenses	4,125,518	(723,602)	3,401,916
Operating income (loss)	(914,402)	(23,572)	(937,974)
Interest income	3,956	--	3,956
Other income	86,866	(30,604)	56,262
Interest expense	(139,787)	8,252	(131,535)
Total other income (expense)	(48,965)	(22,352)	(71,317)
Income (Loss) before income taxes	(963,367)	(45,924)	(1,009,291)
Income tax expense	10,599	--	10,599
Net Income (Loss)	$(973,966)	$(45,924)	$(1,019,890)

Income (Loss) per share: Basic and diluted	$(.01)	$(.00)	$(.01)

17 – SUBSEQUENT EVENTS

Effective January 2, 2007, Buckeye EKI acquired certain assets of Barnett Heating and Air Service (”Barnett”) for $450,000 in cash and common stock. Barnett is located in Riverbank, California.

On November 15, 2007, the Company executed amendments to the agreement with the two sellers of EKI. Pursuant to the amendments, the parties agreed to deem the Purchase Price Adjustment Amount to be $0 and agreed to extend the maturity date of the $3,300,000 outstanding notes payable (including the $1,900,000 considered to be “contingent consideration” at December 31, 2006 and September 30, 2007) to January 31, 2011. As a result of the resolution of the $1,900,000 “contingent consideration,” the Company will increase goodwill and notes payable by $1,900,000 in the three months ended December 31,2007.

ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's executive management is responsible for ensuring the effectiveness of the design and operation of our disclosure controls and procedures. We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal year covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in accordance with and within the time periods specified in Securities and Exchange Commission rules and forms.

Internal Controls over Financial Reporting

Management asserts that the internal controls over financial reporting are adequate. The Independent Registered Public Accounting Firm has reviewed and discussed management's assessment of the effectiveness of our internal controls over financial reporting and is in agreement.

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

In conjunction with an independent valuation of the motion picture and television properties, the estimated fair value at the date of the Share Exchange was determined according to SFAS No. 144,  Accounting for the Impairment or Disposal of Long-Lived Assets  and SFAS No. 139,  Accounting by Producers or Distributors of Films  by using future cash flows of the respective properties based on historical results and managements' estimates of future net revenues. Actual future revenues from the properties may differ materially from such estimates as a result of many factors, including the amount of capital available to effectively exploit the properties. See Note 7 to the Company's consolidated financial statements above.

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

ITEM 10.  EXECUTIVE COMPENSATION.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 16, 2007 (i) the name and address of each person who owns of record or who is known by the Board of Directors to be a beneficial owner of more than five percent (5%) of the Company's outstanding common and preferred stock, (ii) each of the Company's Directors, (iii) each of the Company's executive officers, and (iv) all of the Company's Executive Officers and Directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power. Under SEC rules, a person is deemed to be the beneficial owner of securities which may be acquired by such person upon the exercise of options and warrants or the conversion of convertible securities within 60 days from the date on which beneficial ownership is to be determined. Each beneficial owner's percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the beneficially-owned shares underlying options, warrants or other convertible securities included in that person's holdings, but not those underlying shares held by any other person.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company paid rent under during 2006 and 2005 to an employee of the Company, Jim Papasodero, who is President of the Buckeye's wholly owned subsidiary, Heating and Air Conditioning Services, Inc. The rents paid and terms under the sublease are the same as was paid prior to its acquisition. Rent expense for the years ended December 31, 2006 and 2005 was approximately $91,067 and $37,950 respectively.

ITEM 13.  EXHIBITS

INDEX OF EXHIBITS

				Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number			Description of Exhibits	Exhibit Number	Filing or File Number
3.1			Amendment to Articles of Incorporation - Official name change from World Wide Motion Pictures Corporation to Buckeye Ventures, Inc.	99.3	2006 Form 8-K Filed 2006-06-13
3.2		--	Amendment to Articles of Incorporation - Name Change Certificate	99.1	2006 Form 10-QSB for QE-03/30/06 Filed 2006-05-22
3.3		--	Annual Meeting Shareholder Letter Joint written consent of the Board of Directors and majority stockholders of World Wide	99.1	2006 Form 8-K Filed 2006-07-07
3.4		--	Motion Pictures Corporation Sections 761 through 774 of the Michigan	A	2007 Form 14C - Filed 02/02/07
3.5		--	Business Corporation Act regarding dissenters' rights	B	2007 Form 14C - Filed 02/02/07
3.6		--	Form of dissenter's demand notice	C	2007 Form 14C - Filed 02/02/07
10.1		--	Agreement and plan of merger	10.1	2006 Form 8-K/A Filed 2007-01-22
10.2		--	Asset purchase agreement between Energy King, Inc. And Barnett Heating and Air Conditioning Services, Inc.	10.1	2007 Form 8-K Filed 2007-01-16
10.3	(*)	--	Employment Agreement - Verin Larson	99.1	2006 Form 10-QSB For QE-09/30/06 Filed 2006-11-20
10.4	(*)		Employment Agreement - Alan Hardwick	99.2	2006 Form 10-QSB For QE-09/30/06 Filed 2006-11-20
10.5		--	Promissory Note - Verin Larson and Deanna Larson	99.3	2006 Form 10-QSB For QE-09/30/06 Filed 2006-11-20
10.6			Promissory Note - Alan Hardwick	99.4	2006 Form 10-QSB For QE-09/30/06 Filed 2006-11-20
21.1		--	List of subsidiaries of Buckeye Ventures, Inc.	21.1	2006 Form 10-KSB For YE-12/31/06 Filed Herewith
23.1		--	Consent of Michael P. Studer, CPA, PC	23.1	2006 Form 10-KSB For YE-12/31/06 Filed Herewith

31.1	--	Rule 13a-14(a) Certification of Alan J. Mintz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1	2006 Form 10-KSB For YE-12/31/06 Filed Herewith
31.2	--	Rule 13a-14(a) Certification of Henry S. Leonard pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2	2006 Form 10-KSB For YE-12/31/06 Filed Herewith
32.1	--	Section 1350 Certification of Alan J. Mintz pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1	2006 Form 10-KSB For YE-12/31/06 Filed Herewith
32.2	--	Section 1350 Certification of Henry S. Leonard pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2	2006 Form 10-KSB For YE-12/31/06 Filed Herewith
99.1	--	Press Release dated March 1, 2007	99.1	2007 Form 8-K Filed 2007-03-06
99.1	--	Press Release dated January 9,2007	99.1	2007 Form 8-K Filed 2007-01-16
99.1	--	Press Release dated October 3, 2006	99.1	2006 Form 8-K Filed 2006-10-06
99.1	--	Press Release dated March 1, 2006	99.1	2006 Form 8-K Filed 2006-06-13
99.2	--	Press Release dated April 27, 2006	99.2	2006 Form 8-K Filed 2006-06-13

(*)    Management contract or compensatory plan

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2006 and 2005, the Company utilized the services of Michael E. Studer, CPA, P.C.. whose firm did not provide any services to the Company related to financial information systems design and implementation.

The aggregate fees billed by Michael E. Studer, CPA, P.C. to the Company for the years ended December 31, 2006 and 2005 are as follows:

	2006	2005
Audit Fees (1)	$42,500	$23,500
All Other Fees	--	--
Total Fees for Services Provided	$42,500	$23,500

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