Form 10QSB/A
period 2007-03-31
BUCKEYE VENTURES, INC.
filed 2008-02-14
CIK 1005502

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

INDEX TO FINANCIAL STATEMENTS

	Financial Page Number	Sequential Page Number
Consolidated Balance Sheets as of March 31, 2007 (Unaudited) and December 31, 2006	F-2	3
Consolidated Statements of Operations for the Three Months Ended March 31, 2007 and 2006 (Unaudited)	F-3	4
Consolidated Statement of Changes in Stockholder’s Equity for the Three Months Ended March 31, 2007 (Unaudited)	F-4	5
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006 (Unaudited)	F-5	6
Notes to Consolidated Financial Statements as of March 31, 2007 (Unaudited)	F-6 - F-18	18 - 20

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
ASSETS	(Unaudited) (Restated)
CURRENT ASSETS:
Cash and cash equivalents	$295,678	$273,976
Accounts receivable, less allowance for doubtful accounts of $18,000 and $22,515, respectively	169,887	95,058
Other receivables	258,202	155,755
Inventories	554,605	554,837
Prepaid expenses	273,419	266,426
Total current assets	1,551,791	1,346,052
Property and equipment, net	613,092	415,044
Goodwill	2,733,263	2,359,065
Intangible assets, net	80,761	82,210
Other assets, primarily deposits	106,488	103,473
Total assets	$5,085,395	$4,305,844
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$743,854	$711,295
Accrued expenses	583,833	593,081
Current portion of notes payable	1,129,162	637,500
Customer deposits and deferred revenue	278,962	192,901
Conditional Stock subscription receipts	—	—
Total current liabilities	2,735,811	2,134,777
LONG-TERM DEBT, NET OF CURRENT MATURITIES
Notes payable, net of current portion	2,289,999	2,169,148
Notes payable, related parties, net of current portion	24,144	24,144
Total long-term liabilities	2,314,143	2,193,292
Total liabilities	5,049,954	4,328,069
Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, authorized 1,000,000 shares: $.01 par value, 975,086 and 796,869 shares issued and outstanding, respectively	9,751	9,751
$10.00 par value, 23,000 and -0- shares issued and outstanding, respectively	230,000	230,000
Common stock, authorized 100,000,000 shares, $.001 par value; 98,548,618 and 79,792,001 shares issued and outstanding, respectively	98,549	98,549
Additional paid-in capital	856,207	856,207
Accumulated deficit	(1,159,066)	(1,216,732)
Total stockholders’ equity	35,441	(22,225)
Total liabilities and stockholders’ equity	$5,085,395	$4,305,844

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

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For The Three Months Ended March 31, 2007 and the Period June 24, 2005 (Inception) to December 31, 2006

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Issuance of stock for services	796,869	$7,969	79,792,001	$79,792	$(12,761)	$—	$75,000
Net loss	—	—	—	—	—	(196,842)	(196,842)
Balance at December 31, 2005	796,869	7,969	79,792,001	79,792	(12,761)	(196,842)	(121,842)
Issuance of Stock:
Share exchange reverse acquisition of World Wide Motion Pictures Corporation, effective March 1, 2006	201,217	$231,782	18,670,858	$18,671	$(44,900)	$—	$205,553
Conditional stock subscription receipts reversed as a result of delivery of common stock by related parties	—	—	—	—	375,000	—	375,000
Delivery of common stock of related parties to general manager of HACS	—	—	—	—	18,000	—	18,000
Delivery of common stock of related parties to lender	—	—	—	—	12,000	—	12,000
Sale of common stock of related parties for cash	—	—	—	—	495,000	—	495,000
Common stock issued for cash	—	—	21,143	21	6,179	—	6,200
Common stock issued for services	—	—	64,616	65	7,689	—	7,754
Net loss	—	—	—	—	—	(1,019,890)	(1,019,890)
Balance at December 31, 2006	998,086	239,751	98,548,618	98,549	856,207	(1,216,732)	(22,225)
Unaudited: Net income	—	—	—	—	—	57,666	57,666
Balance at March 31, 2007	998,086	$239,751	98,548,618	$98,549	$856,207	$(1,159,066)	$35,441

The accompanying notes are an integral part of these consolidated financial statements.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$57,666	$(156,101)
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Shares issued to lender and charged to interest expense	—	12,000
Depreciation and amortization expense	31,750	7,668
Changes in operating assets and liabilities, net of effects of acquisitions—
(Increase) decrease in—
Receivables, net	(74,829)	(11,285)
Inventories	232	(45,217)
Prepaid expenses and other current assets	(6,993)	31,263
Accounts payable	32,559	(12,763)
Accrued expenses	(9,246)	(13,703)
Customer deposits and deferred revenue	86,061	29,249
Net cash provided by (used in) operating activities	117,200	(158,889)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(84,720)	(6,999)
Cash acquired in connection with acquisition of World Wide Motion Pictures Corporation	—	98,382
Proceeds from acquisition	(74,605)	—
Purchase of other assets	(194,477)	—
Net cash (used in) provided by investing activities	(353,802)	91,383
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable and long-term debt	—	(62,476)
Increase in notes payable	195,000	—
Proceeds from sales of common stock	—	51,500
Net cash provided by (used in) financing activities	195,000	(10,976)
NET INCREASE IN CASH AND CASH EQUIVALENTS	(41,602)	(78,482)
CASH AND CASH EQUIVALENTS, at beginning of period	337,280	415,762
CASH AND CASH EQUIVALENTS, end of period	$295,678	$337,280

Supplemental disclosures of cash flow information:
Interest paid	$72,362	$1,396
Income taxes paid	800	—
Reverse acquisition of World Wide Motion Pictures Corporation for stock	—	205,553
Acquisition of Energy King, Inc. Barnett assets for notes payable	$150,000	$—

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

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2007 (Unaudited)

NOTE – 4  SHARE EXCHANGE REVERSE ACQUISITION

On February 22, 2006, effective March 1, 2006, the Share Exchange Agreement between WWMO, BVI, and BVI's two stockholders closed. As a result of the exchange, BVI became a wholly owned subsidiary of WWMO and BVI's two stockholders increased their ownership of WWMO to 79,792,001 shares of common stock and 796,869 shares of preferred stock, representing 81% of WWMO's outstanding common stock and preferred stock after the exchange. Also, BVI's two stockholders were elected as directors and appointed as officers of WWMO. Accordingly, BVI has been considered the acquirer for accounting purposes and "reverse acquisition" accounting has been used in the accompanying consolidated financial statements. Since WWMO had nominal assets and operations, the Share Exchange was treated as a capital transaction and recapitalization by the accounting acquirer (BVI) and no goodwill was recorded.

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

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2007 (Unaudited)

NOTE – 6  PROPERTY AND EQUIPMENT

Property and equipment consists of:

	March 31, 2007	December 31, 2006
Computers and equipment	$287,001	$165,438
Vehicles	341,174	259,574
Leasehold improvements	159,497	126,792
Motion picture and television properties	100,000	100,000
Total	887,672	651,804
Accumulated depreciation and amortization	(274,580)	(236,760)
Property and equipment, net	$613,092	$415,044

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

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2007 (Unaudited)

The change in the carrying amount of goodwill is as follows:

Goodwill balance as of December 31, 2005	$—
Goodwill related to share exchange with WWMP (see note 4)	—
Goodwill related to acquisition of EKI (see note 5)	2,359,065
Impairment adjustment	—
Goodwill balance as of December 31, 2006	2,359,065
Goodwill related to acquisition of Energy King, Inc. Barnett assets	374,198
Impairment adjustment	—
Goodwill balance as of March 31, 2007	$2,733,263

NOTE – 9  NOTES PAYABLE AND LONG-TERM DEBT

Notes payable consist of:

	March 31, 2007	December 31, 2006
	(unaudited)
Buckeye Ventures, Inc., note payable to Pedersen Family Trust at 5% interest for 5 months, payable in monthly installments of principal and interest of $50,000, through February, 2007.	$58,220	$130,215
Buckeye Ventures, Inc. note payable to investor at 24% interest with principal and accrued interest due by December 31, 2007, secured by certain corporate assets.	157,087	162,530
Buckeye Ventures, Inc. note payable through acquisition to investor at 5.00% interest with interest payments beginning October 1, 2006 with all principal and accrued interest due by September 30, 2009, secured by certain corporate assets (less $1,425,000 contingent consideration).	1,500,000	1,500,000
Buckeye Ventures, Inc. note payable through acquisition to investor at 5.00% interest with interest payments beginning October 1, 2006 with all principal and accrued interest due by September 30, 2009, secured by certain corporate assets (less $475,000 contingent consideration).	500,000	500,000
Buckeye Ventures, Inc. multiple twelve month notes payable to investor at 10% on loans from October 17, 2006 through December 8, 2006 maturing in October and December 2007.	150,000	150,000
Buckeye Ventures, Inc. twelve month note payable to investor at 12% on loan from October 31, 2006 maturing October 31, 2007.	100,000	100,000
Buckeye Ventures, Inc. note payable to seller of Barnett assets.	150,000	-
Buckeye Ventures, Inc. note payable to investors at 10%.	540,522	-
HACS note payable to seller of HACS (repaid in 2006).	-	-
HACS note payable at 9.55% interest with principal and interest payments of $596 through November 7, 2010, secured by truck vehicle.	23,290	23,290
HACS note payable at 9.39% interest in monthly installments of principal of $579 through December 12, 2010, secured by truck vehicle.	23,100	23,100
HACS note payable at 10.95% interest in monthly installments of principal and interest of $349 through July 4, 2011, secured by truck vehicle.	14,966	14,966
HACS note payable at 9.49% interest in monthly installments of principal and interest of $472 through August 9, 2011, secured by truck vehicle.	21,193	21,193
HACS note payable at 9.49% interest in monthly installments of principal and interest of $404 through August 29, 2011, secured by truck vehicle.	18,171	18,171

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2007 (Unaudited)

EKI note payable to related party at 5.00% interest for 24 months, beginning Oct 1, 2006, with a balloon payment of $ 36,398.29 principle + 3,819.70 interest (24 months interest), payable in monthly installments of principal and interest of $0.	38,921	38,921
EKI note payable to Tri-County Bank at 9.05% interest for 55 months payable in monthly installments of principal and interest of $831.25 through January 19, 2011, secured by truck vehicle.	33,077	33,648
EKI note payable to River City Bank at 4.87% interest for 60 months payable in monthly installments of principal and interest of $350.32 through November 2010, secured by truck vehicle.	14,968	14,968
EKI note payable to the California Department of Toxic Substances Control in settlement of legal action.	12,561	12,561
EKI note payable to the California Air Resources Board in settlement of legal action.	9,648	9,648
EKI note payable to the Sacramento County District Attorney’s Office in settlement of legal action.	55,990	55,990
WWMPC payable to bank under revolving line of credit, interest at 8%, due in monthly installments of principal and interest, secured by personal guarantees of WWMPC officers.	4,591	4,591
WWMPC note payable to related party, interest at 0% interest, due on demand.	17,000	17,000
	3,443,305	2,830,792
Less current portion	(1,129,162)	(637,500)
Long-term debt	$2,314,143	$2,193,292

NOTE – 10  ACCRUED EXPENSES PAYABLE

Accrued expenses payable consisted of:

	March 31, 2007 (unaudited)	December 31, 2006
Compensation of officers	$260,417	$225,000
Other compensation, payroll taxes and withholdings	105,315	142,698
Interest	84,511	71,645
State income tax	---	---
Warranty reserve	84,082	66,582
Other	49,508	87,156
Total	$583,833	$593,081

NOTE – 11 EMPLOYEE BENEFIT PLANS

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

NOTE – 13  COMMON STOCK

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

NOTE – 14  INCOME TAXES

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

NOTE – 15  COMMITMENTS AND CONTINGENCIES

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

NOTE – 16  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its consolidated financial statements for the three months ended March 31, 2007 (which were previously included in the Company’s Form 10-QSB filed with the SEC on May 15, 2007) in order to correct errors relating to (1) the calculation of goodwill from the reverse acquisition of WWMO on February 22, 2006, and (2) the calculation of goodwill from the acquisition of EKI on September 28, 2006.

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

The restatement adjustments had no effect on the reported statements of operations. The effect of the restatement adjustments on the consolidated balance sheet at March 31, 2007 follows:

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2007 (Unaudited)

	As Previously Reported	Adjustments	As Restated
ASSETS
Total current assets	$1,551,791	$--	$1,551,791
Property and equipment, net	613,092	--	613,092
Goodwill	6,125,694	(3,392,431)	2,733,263
Intangible assets, net	80,761	--	80,761
Other assets, primarily deposits	106,488	--	106,488
Deferred tax asset	275,315	(275,315)	275,315
Total assets	$8,753,141	$(3,667,746)	$5,085,395
LIABILITIES AND STOCKHOLDERS' EQUITY
Total current liabilities	$2,735,811	$--	$2,735,811
Notes payable, net of current portion	4,214,143	(1,900,000)	2,314,143
Total liabilities	6,949,954	(1,900,000)	5,049,954
Commitments and contingencies	--	--	--
STOCKHOLDERS' EQUITY:
Preferred stock	239,751	--	239,751
Common stock	98,549	--	98,549
Additional paid-in capital	2,578,029	(1,721,822)	856,207
Accumulated deficit	(1,113,142)	(45,924)	(1,159,066)
Total stockholders' equity	1,803,187	(1,767,746)	35,441
Total liabilities and stockholders' equity	$8,753,141	$(3,667,746)	$5,085,395

NOTE – 17  SUBSEQUENT EVENTS

On February 6, 2007, the Company filed Schedule 14(c) pursuant to the Company’s Board of Directors’ approval, with shareholders owning 74,267,490 or 75.3% % of the shares of the Company’s common stock outstanding and 796,869 or 79.84% of the shares of the Company's preferred stock outstanding as of March 29, 2007, having consented in writing to the action authorizing the increase in the authorized shares of common stock from 100,000,000 shares to 150,000,000 shares and the authorized shares of preferred stock from 1 million shares to 3,000,000 shares.

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

The following table presents selected HVAC, MEDIA, Corporate and Consolidated financial data for the period indicated.

	Three Months Ended March 31, 2007
	HVAC	Media		Corporate		Consolidated
Revenues	$3,086,998	$	---	$	---	$3,086,998
Income (Loss) from Operations	387,280		(24,287)		(230,290)	132,703
Cash and cash equivalents	211,317		79,298		5,063	295,678
Total assets	1,924,145		253,533		2,907,717	5,085,395
Total liabilities	$1,627,390		$26,304		$3,396,260	$5,049,954

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