Form 10QSB/A
period 2007-06-30
BUCKEYE VENTURES, INC.
filed 2008-02-14
CIK 1005502

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
Yes ☐ No ☒

On August 19, 2007 there were 104,929,609 shares of Registrant’s common stock, $.001 par value, issued and outstanding.

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

INDEX TO FINANCIAL STATEMENTS

	Financial Page Number	Sequential Page Number
Consolidated Balance Sheets as of June 30, 2007 (Unaudited) and December 31, 2006	F-2	3
Consolidated Statements of Operations for the Three and Six Months ended June 30, 2007 and 2006 (Unaudited)	F-3	4
Consolidated Statement of Stockholder’s Equity for the Six Months ended June 30, 2007 (Unaudited)	F-4	5
Consolidated Statements of Cash Flows for the Six Months ended June 30, 2007 and 2006 (Unaudited)	F-5	6
Notes to Consolidated Financial Statements as of June 30, 2007 (Unaudited)	F-6 - F-20	7 - 21

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

	June 30, 2007 (Unaudited) (Restated)	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$486,650	$273,976
Accounts receivable, less allowance for doubtful accounts of $18,000 and $22,915, respectively	242,951	95,058
Other receivables	280,778	155,755
Inventories	632,365	554,837
Prepaid expenses	202,624	266,426
Total current assets	1,845,368	1,346,052
Property and equipment, net	647,706	415,044
Goodwill	2,733,263	2,359,065
Intangible assets, net	79,310	82,210
Other assets, primarily deposits	113,289	103,473
Total assets	$5,418,936	$4,305,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$819,354	$711,295
Accrued expenses	699,272	593,081
Current portion of notes payable and long-term debt	943,665	637,500
Customer deposits and deferred revenue	412,116	192,901
Total current liabilities	2,874,407	2,134,777
Notes payable and long-term debt, net of current portion	1,404,682	2,193,292
Total liabilities	4,279,089	4,328,069
Commitments and contingencies	-	-
STOCKHOLDERS’ EQUITY:
Preferred stock, authorized 3,000,000 shares: $.01 par value, 975,086 and 975,086 shares issued and outstanding, respectively	9,751	9,751
$10.00 par value, 23,000 and 3,000 shares issued and outstanding, respectively	230,000	230,000
Common stock, authorized 150,000,000 shares, $.001 par value; 103,979,518 and 98,548,618 shares issued and outstanding, respectively	103,980	98,549
Additional paid-in capital	2,004,801	856,207
Accumulated deficit	(1,208,685)	(1,216,732)
Total stockholders’ equity	1,139,847	(22,225)
Total liabilities and stockholders’ equity	$5,418,936	$4,305,844

The accompanying notes are an integral part of these consolidated financial statements.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007 (Restated)	2006	2007 (Restated)	2006
Revenues, net	$3,964,578	$1,515,747	$7,051,576	$2,472,348
Cost of services	2,213,615	1,021,331	3,920,690	1,652,386
Gross profit	1,750,963	494,416	3,130,886	819,962
Selling, general and administrative expenses	1,740,785	701,448	2,988,005	1,157,765
Operating income (loss)	10,178	(207,032)	142,881	(337,803)
Other income (expense)
Interest income	642	1,056	990	1,122
Other income	22,870	—	22,886	—
Interest expense	(83,309)	(11,977)	(155,671)	(37,373)
Total other income (expense)	(59,797)	(10,921)	(131,795)	(36,251)
Income (Loss) before income taxes	(49,619)	(217,953	11,086	(374,054)
Income tax expense	—	—	3,039	—
Net Income (Loss)	$(49,619)	$(217,953)	$8,047	$(374,054)

Income (Loss) per share: Basic and diluted	$.00	$(.00)	$.00	$(.00)
Shares used in computing income (loss) per share:
Basic	102,266,068	98,476,995	100,407,343	92,246,308
Diluted	102,266,068	98,476,995	100,407,343	92,246,308

The accompanying notes are an integral part of these consolidated financial statements.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For The Six Months Ended June 30, 2007
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2006	998,086	$239,751	98,548,618	$98,549	$856,207	$(1,216,732)	$(22,225)
Common stock issued in debt reduction (restated)	—	—	5,200,900	5,201	1,125,824	—	1,131,025
Common stock issued for services	—	—	230,000	230	22,770	—	23,000
Net income (restated)	—	—	—	—	—	8,047	8,047
Balance at June 30, 2007 (restated)	998,086	$239,751	103,979,518	$103,980	$2,004,801	$(1,208,685)	$1,139,847

The accompanying notes are an integral part of these consolidated financial statements.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007 (Restated)	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,047	$(374,054)
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Shares issued to lender and charged to interest expense	—	12,000
Stock compensation expense	23,000	7,754
Depreciation and amortization expense	61,934	14,796
Changes in operating assets and liabilities, net of effects of acquisitions—(Increase) decrease in—
Receivables, net	(235,074)	50,167
Inventories	(77,528)	(143,530)
Prepaid expenses and other current assets	63,802	39,848
Accounts payable	108,059	3,948
Accrued expenses	24,608	81,797
Customer deposits and deferred revenue	300,798	26,090
Net cash provided by (used in) operating activities	277,646	(281,184)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(458,769)	(12,234)
Cash acquired in connection with acquisition	—	98,382
Proceeds from acquisition	(74,605)	—
Other assets	(32,451)	(21,167)
Net cash (used in) provided by investing activities	(565,825)	64,981
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable and long-term debt	(9,147)	(115,527)
Increase in notes payable	510,000	—
Proceeds from sales of common stock	—	542,700
Net cash provided by (used in) financing activities	500,853	427,173
NET INCREASE IN CASH AND CASH EQUIVALENTS	212,674	210,970
CASH AND CASH EQUIVALENTS, at beginning of period	273,976	415,762
CASH AND CASH EQUIVALENTS, end of period	$486,650	$626,732

Supplemental disclosures of cash flow information:
Interest paid	$12,024	$2,918
Income taxes paid	800	—
Stock issued for debt reduction	1,131,025	—
Acquisition of Energy King, Inc. Barnett assets for notes payable	$150,000	$—

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

The Company has not recorded goodwill impairment charges for the six months ended June 30, 2007 or the year ended December 31, 2006.

The changes in the carrying amount of goodwill for the year ended December 31, 2006 is as follows:

Goodwill balance as of December 31, 2005	$-
Goodwill related to acquisition of EKI (see note 5)	2,359,065
Impairment adjustment	-
Goodwill balance as of December 31, 2006	2,359,065
Goodwill related to acquisition of Energy King, Inc. Barnett assets	374,198
Impairment adjustment	-
Goodwill balance as of June 30, 2007	$2,733,263

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2007 (Unaudited)

9 - NOTES PAYABLE AND LONG-TERM DEBT

Notes payable consist of:

	June 30, 2007 (unaudited)	December 31, 2006
Buckeye Ventures, Inc., note payable to Pedersen Family Trust at 5% interest for 5 months, payable in monthly installments of principal and interest of $50,000, through February, 2007.	$49,074	$130,215
Buckeye Ventures, Inc. note payable to investor at 24% interest with principal and accrued interest due by December 31, 2007, secured by certain corporate assets.	173,446	162,530
Buckeye Ventures, Inc. note payable through acquisition to investor at 5.00% interest with interest payments beginning October 1, 2006 with all principal and accrued interest due by September 30, 2009, secured by certain corporate assets. (less $1,425,000 contingent consideration).	1,400,000	1,500,000
Buckeye Ventures, Inc. note payable through acquisition to investor at 5.00% interest with interest payments beginning October 1, 2006 with all principal and accrued interest due by September 30, 2009, secured by certain corporate assets (less $475,000 contingent consideration).	-	500,000
Buckeye Ventures, Inc. multiple twelve month notes payable to investor at 10%.	200,000	150,000
Buckeye Ventures, Inc. twelve month note payable to investor at 12% on loan from October 31, 2006 maturing October 31, 2007.	100,000	100,000
Buckeye Ventures, Inc. note payable to seller of Barnett assets.	150,000	-
HACS note payable at 9.55% interest with principal and interest payments of $596 through November 7, 2010, secured by truck vehicle.	20,777	23,290
HACS note payable at 9.39% interest in monthly installments of principal of $579 through December 12, 2010, secured by truck vehicle.	20,663	23,100
HACS note payable at 10.95% interest in monthly installments of principal and interest of $349 through July 4, 2011, secured by truck vehicle.	13,662	14,966
HACS note payable at 9.49% interest in monthly installments of principal and interest of $472 through August 9, 2011, secured by truck vehicle.	19,332	21,193
HACS note payable at 9.49% interest in monthly installments of principal and interest of $404 through August 29, 2011, secured by truck vehicle.	16,575	18,171
HACS note payable at 11.75% interest in monthly installments of principal and interest of $427 through March 26, 2112, secured by truck vehicle.	18,587	-
HACS note payable at 11.76% interest in monthly installments of principal and interest of $513 through April 26, 2112, secured by truck vehicle.	22,629	-
EKI note payable at 5.00% interest for 24 months, beginning Oct 1, 2006, with a balloon payment of $ 36,398.29 principle + 3,819.70 interest (24 months interest), payable in monthly installments of principal and interest of $0.	24,145	38,921
EKI note payable to Tri-County Bank at 9.05% interest for 55 months payable in monthly installments of principal and interest of $831.25 through January 19, 2011, secured by truck vehicle.	30,117	33,648
EKI note payable to River City Bank at 4.87% interest for 60 months payable in monthly installments of principal and interest of $350.32 through November 2010, secured by truck vehicle.	13,206	14,968
EKI note payable to the California Department of Toxic Substances Control in settlement of legal action.	-	12,561
EKI note payable to the California Air Resources Board in settlement of legal action.	-	9,648
EKI note payable to the Sacramento County District Attorney’s Office in settlement of legal action.	55,990	55,990
WWMPC payable to bank under revolving line of credit, interest at 8%, due in monthly installments of principal and interest, secured by personal guarantees of WWMPC officers.	3,144	4,591
WWMPC note payable, interest at 0% interest, due on demand.	17,000	17,000
	2,348,347	2,830,792
Less current portion	(943,665)	(637,500)
Long-term debt	$1,404,682	$2,193,292

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

On June 28, 2007, the Company issued a total of 2,040,000 Units of the Company’s securities to five investors in satisfaction of $510,000 in notes payable to such investors. Each Unit is comprised of one share of the Company’s common stock and three warrants, each warrant exercisable into one share of common stock at a price of $0.05 per share and expiring at dates ranging from June 21,2008 to September 14, 2008.

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

In April and May 2006, BEYV sold 1,980,000 restricted shares of BEYV Common Stock (provided by the two former BVI stockholders) to 11 accredited investors at a price of $.25 per share, or $495,000 total. The related subscription agreements provided that in the event the market value of the shares sold are less than the subscription amounts (based upon the average closing price of the shares during the 30 day period 12 months from the date of the subscribers' receipt of the shares), the stockholders will issue the respective subscriber an additional number of restricted shares so that the value of the subscriber's shares with the additional shares will equal the subscriber's subscription amount. In March 2007, nine of the investors who own a total of 1,900,000 of these shares agreed to accept 5,700,000 warrants in consideration of their waiver of the provision requiring delivery of additional restricted shares to them. Each warrant is exercisable into one share of common stock at a price of $0.05 per share and expires at dates ranging from August 31, 2008 to September 14, 2008.

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

The provision for income taxes consists of the following:

	Six Months Ended b June 30, 2007	Six Months Ended b June 30, 2006
Current—
Federal	$-	$-
State	3,039	-
Total current	3,039	-
Deferred—		-
Federal	3,411	(115,096)
State	1,053	(35,535)
Valuation allowance	(4,464)	150,631
Total deferred	-	-
Total income taxes	$3,039	$-

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2007 (Unaudited)

A reconciliation of the expected income tax expense (benefit) to reported income taxes follows:

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Federal income tax at 34%	$3,769	$(127,178)
State income tax, net	3,734	(23,453)
Change in valuation allowance	(4,464)	150,631
Total	$3,039	$—

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

At June 30, 2007 and December 31, 2006, the aggregate future minimum lease payments under non-cancelable operating lease agreements were as follows:

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2007 (Unaudited)

Year Ended June 30,
2008	$105,085
2009	100,211
2010	112,636
2011	19,398
2012	-
Total	$337,330

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

16 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its consolidated financial statements for the six months ended June 30, 2007 (which were previously included in the Company’s Form 10-QSB filed with the SEC on August 20, 2007) in order to correct errors relating to (1) the calculation of goodwill from the reverse acquisition of WWMO on February 22, 2006, (2) the calculation of goodwill from the acquisition of EKI on September 28, 2006, and (3) the accounting for certain stock issuances in 2006 and 2007.

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

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2007 (Unaudited)

The previous calculation of goodwill resulting from the acquisition of EKI erroneously included $1,900,000 “contingent consideration” notes payable (see note 5) in the cost of the acquisition and $259,391 of deferred tax assts in arriving at EKI’s identifiable net assets at the date of acquisition. The restated calculation correctly excludes these items resulting in a $1,900,000 decrease in goodwill and a $1,900,000 decrease in notes payable.

In 2006, the former stockholders of BVI delivered 150,000 shares of BEYV common stock to the general manager of HACS pursuant to an employment agreement and 100,000 shares of BEYV common stock to a lender  pursuant to a loan agreement. The Company erroneously did not reflect the $30,000 total fair value of these shares as expenses in its previous December 31, 2006 consolidated financial statements. The restatement adjustment at June 30, 2007 increases both additional paid-in capital and accumulated deficit by $30,000.

In the three months ended June 30, 2007, the Company issued 230,000 shares of BEYV common stock to certain WWMPC consultants. The Company erroneously reflected the $23,000 fair value of these shares as an increase in goodwill and not as an expense. The restatement adjustment decreases goodwill by $23,000 and increases selling, general and administrative expenses by $23,000.

At June 30, 2007, the Company made an erroneous consolidation adjustment which resulted in a $150,000 understatement of notes payable, a $10,000 understatement of common stock issuance issued in debt reduction, and a $160,000 understatement of selling, general and administrative expenses. The restatement adjustment increases the current portion of notes payable and long-term debt by $150,000, decreases common stock by $2,004, increases additional paid-in capital by $12,004, and increases selling, general and administrative expenses by $160,000.

The effect of the restatement adjustments on the consolidated balance sheet at June 30, 2007 follows:

	As Previously Reported	Adjustments	As Restated
ASSETS
Total current assets	$1,845,368	$--	$1,845,368
Property and equipment, net	647,706	--	647,706
Goodwill	6,408,085	(3,674,822)	2,733,263
Intangible assets, net	79,310	--	79,310
Other assets, primarily deposits	113,289	--	113,289
Total assets	$9,093,758	$(3,674,822)	$5,418,936
LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of notes payable and long-term debt	$793,665	$150,000	$943,665
Other current liabilities	1,930,742	--	1,930,742
Total current liabilities	2,724,407	150,000	2,874,407
Notes payable, net of current portion	3,304,982	(1,900,000)	1,404,682
Total liabilities	6,029,089	(1,750,000)	4,279,089
Commitments and contingencies	--	--	--
STOCKHOLDERS' EQUITY:
Preferred stock	239,751	--	239,751
Common stock	105,984	(2,004)	103,980
Additional paid-in capital	3,714,619	(1,709,818)	2,004,801
Accumulated deficit	(995,685)	(213,000)	(1,208,685)
Total stockholders' equity	3,064,669	(1,924,822)	1,139,847
Total liabilities and stockholders' equity	$9,093,758	$(3,674,822)	$5,418,936

The effect of the restatement adjustments on the consolidated statement of operations fro the six months ended June 30, 2007 follows:

	As Previously Reported	Adjustments	As Restated
Revenues, net	$7,051,576	$-	$7,051,576
Cost of services	3,920,690	-	3,920,690
Gross profit	3,130,886	-	3,130,886
Selling, general and administrative expenses	2,805,003	183,002	2,988,005
Operating income (loss)	325,883	(183,002)	142,881
Other income (expense)	(131,795)	-	(131,795)
Income (loss) before income taxes	194,088	(183,002)	11,086
Income tax expense	3,039	-	3,039
Net income (loss)	$191,049	$(183,002)	$8,047

Income (loss) per share: basic and diluted	$.00	$(.00)	.00

Item 2. Management's Discussion and Analysis or Plan of Operation

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes.

RESULTS OF OPERATIONS

Second Quarter 2007

CONSOLIDATED OVERVIEW

Buckeye (the "Company") reported consolidated revenues of $7,051,576 for the first six months of 2007 which is an increase of $3,964,578 over the $3,086,998 reported in the first three months of 2007.  At current operational levels, and accounting for the traditional high increase in sales volume during the third quarter, the hottest months of the year, management feels sales are on track to reach $14 million by year end 2007. Due to the acquisition of Energy King, Inc. (EKI) and the purchase of the assets of the Modesto operations, the net revenues of the first six months of 2007 are more than double those of the same period in 2006. The Company expects revenue growth to continue in proportion to future acquisitions’ revenue streams. The heating ventilation and air conditioning (HVAC) industry has cyclical components. HVAC operations traditionally have seen higher sales beginning in the mid-winter months into late January. Sales pick up even stronger in the late Spring through Summer. The Company believes that positive factors such a greater consumer awareness of energy conservation through better HVAC equipment utilization as well as higher consumer confidence and increased home sales will help it overcome rising fuel costs. The Company continues to remain focused on acquisitions, top-line sales growth, and increased customer retention. The acquisition of EKI has provided the opportunity to use a well designed and marketable name, Energy King, as its brand. Efforts are currently underway to apply the Energy King moniker to its websites, clothing, checks, invoices, letterheads and other operational areas. With the opportunity of combining locally acquired HVAC businesses in specific regions across the United States with the logo and name Energy King, a nationally recognized brand name is getting closer to reality.

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

The following table presents selected HVAC, MEDIA, Corporate and Consolidated financial data for the period indicated.

	Six Months Ended June 30, 2007
	HVAC	Media		Corporate	Consolidated
Revenues	$7,045,501	$6,075	$	---	$7,051,576
Income (Loss) from Operations	677,001	(55,469)		(610,321)	11,086
Cash and cash equivalents	(116,000)	181,022		421,628	486,650
Total assets	2,167,791	359,077		2,907,717	5,085,395
Total liabilities	$2,020,296	$117,195		$3,396,260	$5,049,954

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

Selling, general and administrative (SG&A) expenses increased just over 3% of net revenues in the second quarter of 2007 as compared with the first three months of the year, and represented 42.4% of revenues after six months into 2006 as compared to 40.4% for the first three months of 2007 alone. Marketing expenses increased to 10.8% of revenues in the second quarter of 2007 with an increase of $23,997 or 6.5% in marketing expenses over the first quarter of 2007 through aggressive yellow pages and direct mailings. Non-cost-of-service salaries remained at 14.8% of total revenues and 37% of total SG&A costs in the first six months of 2007. Accounting, legal and other professional costs increased $113,747 to over 6% of total expenses for the six months ended June 30, 2007 over the first quarter which saw the same expenses representing right at 2% of total expenses. As a percent of total SG&A expenses, rent expense increased $33,786 to 1.2% of costs in the second quarter of 2007. Insurance increased $80,277 in the second quarter of 2007 over the first quarter of 2007 to represent 5.8% of total SG&A costs for the six months ended June 30, 2007.

Interest expense increased $83,309 or 4.8% of total SG&A expenses to $155,671 in the second three months of 2007.

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