Form 10QSB/A
period 2007-09-30
BUCKEYE VENTURES, INC.
filed 2008-02-14
CIK 1005502

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
Yes ☐ No ☒

On November 9, 2007 there were 105,173,750 shares of Registrant’s common stock, $.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

INDEX TO FINANCIAL STATEMENTS

	Financial Page Number	Sequential Page Number

CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2007 (UNAUDITED) AND DECEMBER 31, 2006	F-2	3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)	F-3	4

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)	F-4	5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)	F-5	6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2007 (UNAUDITED)	F-6 - F-19	7 - 20

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited) (Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,512,373	$273,976
Accounts receivable, less allowance for doubtful accounts of $18,000 and $22,915, respectively	157,176	95,058
Other receivables	352,344	155,755
Inventories	646,974	554,837
Prepaid expenses	327,801	266,426
Total current assets	2,996,668	1,346,052
Property and equipment, net	681,520	415,044
Goodwill	2,733,263	2,359,065
Intangible assets, net	77,859	82,210
Other assets, primarily deposits	108,487	103,473
Total assets	$6,597,797	$4,305,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$774,672	$711,295
Accrued expenses	703,834	593,081
Current portion of notes payable and long-term debt	1,355,405	637,500
Customer deposits and deferred revenue	525,757	192,901
Total current liabilities	3,359,668	2,134,777
Notes payable and long-term debt, net of current portion	2,205,176	2,193,292
Total liabilities	5,564,844	4,328,069
Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, authorized 3,000,000 shares: $.01 par value, 975,086 and 975,086 shares issued and outstanding, respectively	9,751	9,751
$10.00 par value, 23,000 and 23,000 shares issued and outstanding, respectively	230,000	230,000
Common stock, authorized 150,000,000 shares, $.001 par value; 104,929,609 and 98,548,618 shares issued and outstanding, respectively	104,930	98,549
Additional paid-in capital	2,352,312	856,207
Accumulated deficit	(1,664,040)	(1,216,732)
Total stockholders’ equity	1,032,953	(22,225)
Total liabilities and stockholders’ equity	$6,597,797	$4,305,844

The accompanying notes are an integral part of these consolidated financial statements.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2007 (Restated)	2006	2007 (Restated)	2006
Revenues, net	$3,404,267	$1,416,660	$10,455,843	$3,889,008
Cost of services	1,967,221	812,083	5,887,911	2,464,469
Gross profit	1,437,046	604,577	4,567,932	1,424,539
Selling, general and administrative expenses	1,786,645	916,988	4,774,650	2,074,753
Operating income (loss)	(349,599)	(312,411)	(206,718)	(650,214)
Other income (expense)
Interest income	350	2,452	1,340	3,574
Other income	(22,799)	—	87	—
Interest expense	(83,307)	(9,225)	(238,978)	(46,598)
Total other income (expense)	(105,756)	(6,773)	(237,551)	(43,024)
Income (Loss) before income taxes	(455,355)	(319,184)	(444,269)	(693,238)
Income tax expense	—	—	3,039	—
Net Income (Loss)	$(455,355)	$(319,184)	$(447,308)	$(693,238)

Income (Loss) per share: Basic and diluted	$(.00)	$(.00)	$(.00)	$(.01)
Shares used in computing income (loss) per share:
Basic	104,682,241	98,548,618	101,832,309	94,347,078
Diluted	104,682,241	98,548,618	101,832,309	94,347,078

The accompanying notes are an integral part of these consolidated financial statements.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For The Nine months Ended September 30, 2007
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2006	998,086	$239,751	98,548,618	$98,549	$856,207	$(1,216,732)	$(22,225)
Common stock issued in debt reduction (restated)	—	—	5,200,900	5,201	1,125,824	—	1,131,025
Common stock issued pursuant to acquisition of Barnett assets (restated)	—	—	600,000	600	149,400	—	150,000
Common stock issued for services (restated)	—	—	580,091	580	64,431	—	65,011
Value of warrants relating to first closing of convertible debentures					156,450		156,450
Net income (loss) (restated)	—	—	—	—	—	(447,308)	(447,308)
Balance at September 30, 2007 (restated)	998,086	$239,751	104,929,609	$104,930	$2,352,312	$(1,664,040)	$1,032,953

The accompanying notes are an integral part of these consolidated financial statements.

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months Ended September 30,
	2007 (Restated)	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(447,308)	$(693,238)
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Shares issued to lender and charged to interest expense	—	12,000
Stock compensation expense	65,011	7,754
Depreciation and amortization expense	130,840	38,911
Changes in operating assets and liabilities, net of effects of acquisitions
Receivables, net	(258,707)	(106,671)
Inventories	(92,137)	(4,477)
Prepaid expenses and other current assets	(61,375)	(71,863)
Accounts payable	63,377	(112,324)
Accrued expenses	110,753	151,693
Customer deposits and deferred revenue	332,856	188,444
Net cash provided by (used in) operating activities	(156,690)	(589,771)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(317,163)	(104,944)
Cash acquired (used) in connection with acquisition	(300,000)	181,326
Other assets	(5,014)	(13,849)
Net cash (used in) provided by investing activities	(622,177)	62,533
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable and long-term debt	(21,620)	(140,527)
Increase in notes payable	2,038,884	53,604
Proceeds from sales of common stock	—	552,700
Net cash provided by (used in) financing activities	2,017,264	465,777
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,238,397	(61,461)
CASH AND CASH EQUIVALENTS, beginning of period	273,976	415,762
CASH AND CASH EQUIVALENTS, end of period	$1,512,373	$354,301

Supplemental disclosures of cash flow information:
Interest paid	$30,317	$2,918
Income taxes paid	800	—
Stock issued for debt reduction	1,131,025	—
Acquisition of Energy King, Inc. Barnett assets for common stock	$150,000	$—

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

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2007 (Unaudited)

 The changes in the carrying amount of goodwill for the year ended December 31, 2006 is as follows:

Goodwill balance as of December 31, 2005	$—
Goodwill related to share exchange with WWMP (see note 4)	—
Goodwill related to acquisition of EKI (see note 5)	2,359,065
Impairment adjustment	—
Goodwill balance as of December 31, 2006	$2,359,065
Goodwill related to acquisition of Energy King, Inc. Barnett assets	374,198
Impairment adjustment	—
Goodwill balance as of September 30, 2007	$2,733,263

9 - NOTES PAYABLE AND LONG-TERM DEBT

Notes payable consist of:

	September 30, 2007	December 31, 2006
	(unaudited)
Buckeye Ventures, Inc., Convertible Debenture payable to Trafalgar at an effective interest rate of 13.2% for 26 months, payable in monthly installments of principal and interest plus an effective redemption value of approximately 15.8% through August 29, 2009. Net of $156,450 discounts	$1,343,550	$-
Buckeye Ventures, Inc., note payable to Pedersen Family Trust at 5% interest for 5 months, payable in monthly installments of principal and interest of $50,000, through February, 2007.	34,493	130,215
Buckeye Ventures, Inc. note payable to investor at 24% interest with principal and accrued interest due by December 31, 2007, secured by certain corporate assets.	162,347	162,530
Buckeye Ventures, Inc. note payable through acquisition to investor at 5.00% interest with interest payments beginning October 1, 2006 with all principal and accrued interest due by September 30, 2009, secured by certain corporate assets. (less $1,425,000 contingent consideration).	1,400,000	1,500,000
Buckeye Ventures, Inc. note payable through acquisition to investor at 5.00% interest with interest payments beginning October 1, 2006 with all principal and accrued interest due by September 30, 2009, secured by certain corporate assets. (less $475,000 contingent consideration).	-	500,000
Buckeye Ventures, Inc. multiple twelve month notes payable to investor at 10% on loans from October 17, 2006 through December 8, 2006 maturing in October and December 2007.	200,000	150,000
Buckeye Ventures, Inc. twelve month note payable to investor at 12% on loan from October 31, 2006 maturing October 31, 2007.	100,000	100,000
HACS note payable at 9.55% interest with principal and interest payments of $596 through November 7, 2010, secured by truck vehicle.	19,468	23,290
HACS note payable at 9.39% interest in monthly installments of principal of $579 through December 12, 2010, secured by truck vehicle.	19,400	23,100
HACS note payable at 10.95% interest in monthly installments of principal and interest of $349 through July 4, 2011, secured by truck vehicle.	12,957	14,966
HACS note payable at 9.49% interest in monthly installments of principal and interest of $472 through August 9, 2011, secured by truck vehicle.	18,357	21,193
HACS note payable at 9.49% interest in monthly installments of principal and interest of $404 through August 29, 2011, secured by truck vehicle.	15,748	18,171
HACS note payable at 11.75% interest in monthly installments of principal and interest of $427 through March 26, 2112, secured by truck vehicle.	17,814	-
HACS note payable at 11.76% interest in monthly installments of principal and interest of $513 through April 26, 2112, secured by truck vehicle.	21,746	-

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2007 (Unaudited)

EKI note payable at 5.00% interest for 24 months, beginning Oct 1, 2006, with a balloon payment of $ 36,398.29 principle + 3,819.70 interest (24 months interest), payable in monthly installments of principal and interest of $0.	24,145	38,921
EKI note payable to Tri-County Bank at 9.05% interest for 55 months payable in monthly installments of principal and interest of $831.25 through January 19, 2011, secured by truck vehicle.	58,183	33,648
EKI note payable to River City Bank at 4.87% interest for 60 months payable in monthly installments of principal and interest of $350.32 through November 2010, secured by truck vehicle.	12,313	14,968
EKI note payable to the California Department of Toxic Substances Control in settlement of legal action.	-	12,561
EKI note payable to the California Air Resources Board in settlement of legal action.	-	9,648
EKI note payable to GMAC at 5.9% interest for 48 months payable in monthly installments of principal and interest of $631.26.	24,666	-
EKI note payable to the Sacramento County District Attorney’s Office in settlement of legal action.	55,990	55,990
WWMPC payable to bank under revolving line of credit, interest at 8%, due in monthly installments of principal and interest, secured by personal guarantees of WWMPC officers.	2,404	4,591
WWMPC note payable, interest at 0% interest, due on demand.	17,000	17,000
	3,560,581	2,830,792
Less current portion	(1,355,405)	(637,500)
Long-term debt	$2,205,176	$2,193,292

At September 30, 2007, the Convertible Debenture consists of:

Convertible Debenture - Face amount	$1,500,000
Debt Discount - value attributable to 1,250,000 warrants issued	106,125
Debt Discount - value attributable to 750,000 warrants issued	50,325
Convertible Debenture, net of discounts	$1,343,550

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

On June 28, 2007, the Company issued a total of 2,040,000 Units of the Company’s securities to five investors in satisfaction of $510,000 in notes payable to such investors. Each Unit is comprised of one share of the Company’s common stock and three warrants, each warrant exercisable into one share of common stock at a price of $0.05 per share and expiring at dates ranging from June 21, 2008 to September 14, 2008.

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

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2007 (Unaudited)

On January 8, 2007, the Company issued 1,000,000 shares of its common stock to WWMPC. Since WWMPC is a wholly owned subsidiary of BEYV, this transaction was not reflected at the date of issuance. In the three months ended June 30, 2007, WWMPC delivered 230,000 of the 1,000,000 shares to third parties for certain services to be rendered to WWMPC. The Company has reflected the $23,000 estimated fair value of the 230,000 shares of its common stock as an increase in selling, general and administrative expenses.

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

The provision for income taxes consists of the following:

	Nine months Ended September 30, 2007	Nine months Ended September 30, 2006
Current—
Federal	$—	$—
State	3,039	—
Total current	3,039	—
Deferred—
Federal	(136,702)	(240,226)
State	(42,206)	(19,164)
Valuation allowance	178,908	259,390
Total deferred	—	—
Total income taxes	$3,039	$—

BUCKEYE VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2007 (Unaudited)

A reconciliation of the expected income tax expense (benefit) to reported income taxes follows:

	Nine months Ended September 30, 2007	Nine months Ended September 30, 2006
Federal income tax at 34%	(151,051)	(235,701)
State income tax, net	(24,818)	(23,689)
Change in valuation allowance	178,908	259,390
Total	$3,039	$—

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

17 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its consolidated financial statements for the nine months ended September 30, 2007 (which were previously included in the Company’s Form 10-QSB filed with the SEC on November 19, 2007) in order to correct errors relating to (1) the calculation of goodwill from the reverse acquisition of WWMO on February 22, 2006, (2) the calculation of goodwill from the acquisition of EKI on September 28, 2006, and (3) the accounting for certain stock issuances in 2006 and 2007.

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

At September 30, 2007, the Company made an erroneous consolidation adjustment which resulted in a $150,410 understatement of notes payable, a $88,001 understatement of common stock issuance, and a $238,413 understatement of selling, general and administrative expenses. The restatement adjustment increases the notes payable and long-term debt by $150,410, decreases common stock by $2,004, increases additional paid-in capital by $90,005, and increases selling, general and administrative expenses by $238,413.

The effect of the restatement adjustments on the consolidated balance sheet at September 30, 2007 follows:

	As Previously Reported	Adjustments	As Restated
ASSETS
Total current assets	$2,996,668	$--	$2,996,668
Property and equipment, net	681,520	--	681,520
Goodwill	6,408,085	(3,674,822)	2,733,263
Intangible assets, net	77,859	--	77,859
Other assets, primarily deposits	108,487	--	108,487
Total assets	$10,272,619	$(3,674,822)	$6,597,797

	As Previously Reported	Adjustments	As Restated
LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of notes payable and long-term debt	$1,355,405	$--	$1,355,405
Other current liabilities	2,004,263	--	2,004,263
Total current liabilities	3,359,668	--	3,359,668
Notes payable, net of current portion	3,954,766	(1,749,590)	2,205,176
Total liabilities	7,314,434	(1,749,590)	5,564,844
Commitments and contingencies	--	--	--
STOCKHOLDERS' EQUITY:
Preferred stock	239,751	--	239,751
Common stock	106,934	(2,004)	104,930
Additional paid-in capital	3,984,129	(1,631,817)	2,352,312
Accumulated deficit	(1,372,629)	(291,411)	(1,664,040)
Total stockholders' equity	2,958,185	(1,925,232)	1,032,953
Total liabilities and stockholders' equity	$10,272,619	$(3,674,822)	$6,597,797

The effect of the restatement adjustments on the consolidated statement of operations for the nine months ended September 30, 2007 follows:

	As Previously Reported	Adjustments	As Restated
Revenues, net	$10,455,843	$-	$10,455,843
Cost of services	5,887,911	-	5,887,911
Gross profit	4,567,932	-	4,567,932
Selling, general and administrative expenses	4,513,237	261,413	4,774,650
Operating income (loss)	54,695	(261,413)	(206,718)
Other income (expense)	(237,551)	-	(237,551)
Income (loss) before income taxes	(182,856)	(261,413)	(444,269)
Income tax expense	3,039	-	3,039
Net income (loss)	$(185,895)	(261,413)	(447,308)

Income (loss) per share: basic and diluted	$(.00)	(.00)	(.00)

18 – SUBSEQUENT EVENT

On November 15, 2007, the Company executed amendments to the agreement with the two sellers of EKI. Pursuant to the amendments, the parties agreed to deem the Purchase Price Adjustment Amount to be $0 and agreed to extend the maturity date of the $3,300,000 outstanding notes payable (including the $1,900,000 considered to be “contingent consideration” at December 31, 2006 and September 30, 2007) to January 31, 2011. As a result of the resolution of the $1,900,000 “contingent consideration,” the Company will increase goodwill and notes payable by $1,900,000 in the three months ended December 31, 2007.

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

The following table presents selected HVAC, MEDIA, Corporate and Consolidated financial data for the period indicated.

	Nine months Ended September 30, 2007
	HVAC	Media	Corporate		Consolidated
Revenues	$10,455,768	$75	$	---	$10,455,843
Income (Loss) from Operations	921,700	(48,676)		(1,079,742)	(206,718)
Cash and cash equivalents	(116,000)	181,022		421,628	1,512,373
Total assets	2,286,154	249,058		4,012,585	6,547,797
Total liabilities	$2,736,378	$157,717		$2,670,749	$5,564,844

Consolidated gross profit for the first nine months of 2007 is at 43% of net sales as it was for the first six months of the year. Cost of services increased $1,967,221 or over 50% during the third quarter of 2007 over the second quarter, while revenues increased $3,404,267 or over 48% during the same period. The operational plan implemented by Buckeye Management continues to provide positive results. A focused effort on cost controls and strategic vendor alliances has helped reduce the cost-of-services which resulted in the increased profit margins. With more acquisitions and greater economies of scales, management is confident even stronger returns can be generated.

Selling, general and administrative (SG&A) expenses increased 60% in the third quarter of 2007 over the first six months of 2007, and represents 52% of net revenues in the third quarter of 2007 as compared with the first six months of the year where SG&A represented just under 40% of revenues. Marketing expenses increased to 11% of revenues in the third quarter of 2007 with an increase of $396,253 or 52% in marketing expenses over the first six months of 2007 through aggressive yellow pages and direct mailings. Non-cost-of-service salaries were 19% of total revenues and just over 42% of total SG&A costs in the first nine months of 2007. Accounting, legal and other professional costs increased $126,021 to approximately 669% of total expenses and 3% of net revenues for the nine months ended September 30, 2007 over the second quarter which saw the same expenses representing right at 6% and 2.7% of total expenses and net revenues, respectively. As a percent of total SG&A expenses, rent expense increased $42,243 to 2.8% of costs in the third quarter of 2007. Insurance increased $105,801 in the third quarter of 2007 over the second quarter of 2007 to represent 6.5% of total SG&A costs for the nine months ended September 30, 2007.

Interest expense increased $83,307 to $238,978 in the third quarter of 2007 or 5% of total SG&A expenses for the nine months ended September 30, 2007.

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