Form 10KSB
period 2007-12-31
ENERGY KING, INC.
filed 2008-03-31
CIK 1005502

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007

Energy King, Inc.
(Exact name of registrant as specified in its charter)

Nevada	0-27454	20-3161375
(State or jurisdiction of incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification Number)

4455 Lamont Street, Suite 3,
San Diego, CA 92109
(858) 272-6600
(Address and telephone number of Principal Executive Offices)

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
Common Stock, $.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S--B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company  (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of March 28, 2008, the aggregate market value of the 23,835,795 shares of the registrant's common stock held by non-affiliates of the registrant was $2,621,937, based on the $.11 last sale price of the registrant's common stock on the OTC.BB Exchange on March 28, 2008.

As of March 28,2008, 105,412,850 shares of the issuer’s common stock were outstanding.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements.” Such forward-looking statements are made only as of the date of this report and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others, the retention of key management, national or regional weakness in residential and non-residential construction activity, difficulty in obtaining or increased costs associated with bonding, shortages of labor and specialty building materials, seasonal fluctuations in the demand for HVAC systems, the use of incorrect estimates for bidding a fixed price contract, the Company's backlog failing to translate into actual revenue or profits, the result of competition in the Company's markets, and the imposition of past and future liability from environmental, safety and health regulations. Important factors that could cause actual results to differ are discussed under “Item 1A. Company Risk Factors.”

Table of Contents
INDEX

 PART I
ITEM 1.  DESCRIPTION OF BUSINESS

General

The terms “Energy King,” “ENKG,” ”EKI,” “we,” “us,” or “the Company” refer to Energy King, Inc. and its consolidated subsidiaries, as appropriate in the context.

Energy King, Inc., originally named Buckeye Ventures, Inc. was formed in July 2005 for the purpose of becoming a consolidator of independent local and regional providers of residential heating, ventilating, air conditioning and plumbing ("HVAC/Plumbing") services and replacement equipment through the United States.

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

Energy King, Inc., a Nevada corporation, provides comprehensive heating, ventilation and air conditioning (“HVAC”) installation, maintenance, repair and replacement services within the mechanical services industry in 3 locations in the United States. We operate primarily in the residential HVAC markets, and perform most of our services within residential homes. In addition to standard HVAC services, certain locations also provide specialized applications such as improved home insulation through window installations. Approximately 80% of our consolidated 2007 revenues were derived from residential installation customers with approximately 15% of the revenues attributable to maintenance, repair and replacement services and 5% attributable to windows installation. Our consolidated 2007 revenues were derived from the following activities, all of which are in the residential services industry, the single industry segment we currently serve:

Service Activity	Percentage of Revenue
HVAC residential installations	80
Maintenance, repair and replacement services	15
Windows	5
Other	-
Total	100%

Energy King, Inc. ("ENKG") was originally incorporated in Michigan under the name World Wide Motion Pictures Corporation ("WWMO") on December 9, 1980. Pursuant to a Share Exchange Agreement dated October 14, 2005 (which closed February 22, 2006, effective March 1, 2006), ENKG (then known as WWMO) acquired Buckeye Ventures, Inc. ("BVI") in a "reverse acquisition" transaction and accordingly the trading symbol was changed from WWMO to BEYV in April 2006.

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

On July 6, 2007, Buckeye Ventures, Inc. filed to merge its Michigan company into its Nevada BVI company. The Nevada corporation became the surviving entity as Buckeye Ventures, Inc., a Nevada corporation. The Company’s Board of Directors approved, and shareholders owning 64,462, 06 or 62.83% of the shares of the Company’s common stock outstanding and 975,086 or 97.69% of the shares of the Company's preferred stock outstanding as of July 6, 2007, consented in writing to the merger of the Company into its wholly-owned subsidiary Buckeye Ventures, Inc., (the "Nevada Company") and the action taken in connection with Company's merger into the Nevada Company authorizing the increase in the authorized shares of common stock of the Nevada Company from  50,000,000 shares to 500,000,000 shares and the authorized shares of preferred stock from 3,000,000 shares to 5,000,000. Such approval and consent constituted the approval and consent of a majority of the total number of shares of outstanding common stock and preferred stock of the Company and were sufficient pursuant to the provisions of the Michigan Business Corporation Act and the Company’s By-Laws to approve the action. Accordingly, the action was not submitted to the other shareholders of the Company for a vote, and an Information Statement was furnished to shareholders to provide them with certain information concerning the action in accordance with the requirements of the Securities Exchange Act of 1934 and the regulations promulgated there under, including Regulation 14C, and the provisions of the Michigan Business Corporation Act. The increase in the number of authorized shares of common stock was necessary in order for the Company to have sufficient shares of common stock for potential business acquisitions and related financing transactions. At present, the Company has not entered into any business transaction that would require the Company to utilize share issuance exceeding the number of authorized but unissued shares of common and preferred stock.

Effective February 15, 2008, Buckeye Ventures, Inc. officially changed its name to Energy King, Inc. to better reflect the scope of services provided by the company.

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

Initial Acquisition. Effective July 31, 2005, Buckeye acquired Heating and Air Conditioning Services, Inc. (HACS), which has operated in the Boston metropolitan market and contiguous suburban markets for over 20 years. HACS had revenues of approximately $4.7 million in 2005, $5.1 million in 2006 and $5,440,844 in 2007, approximately 95% of which were derived each year from residential customers and 5% from small commercial customers. HACS had 35 employees as of December 31, 2006 and 26 employees at December 31, 2007. We estimate that HACS will generate revenues of approximately $5.5 million in 2007 and continue to be profitable.

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

Sales and Marketing

We have a diverse residential customer base, with no single customer accounting for more than 1% of consolidated 2007 consolidated revenues. Management and a dedicated sales force are responsible for developing and maintaining successful long-term relationships with residential customers. We intend to continue our emphasis on developing and maintaining long-term relationships with our customers by providing superior, high-quality service in a professional manner. We believe we can continue to leverage the diverse technical and marketing strengths at individual locations to expand the services offered in other local markets.

Employees

As of December 31, 2007, we had 71 employees. We have no collective bargaining agreements with existing employees. We have not experienced and do not expect any significant strikes or work stoppages and believe our relations with all employees are good.

Category	Corporate Office	Heating Air Conditioning Services, Inc.	Energy King, Inc. - Sacramento	Energy King, Inc. - Barnett	World Wide Motion Pictures, Inc.	Totals	%
Management	3	4	2	1	--	10	15%
Admin	1	1	1	4	--	7	10%
Service & dispatch	--	5	5	5	--	15	21%
Installers	--	10	6	8	--	24	34%
Sales	--	5	3	2	--	10	14%
Other	1	1	3	--	--	5	6%
Totals	5	26	20	20	--	71	100%

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

Executive Officers and Directors

Alan J. Mintz, age 58, currently serves as our Chief Executive Officer and President. He was our Chairman of the board of directors, CEO and President since inception in May 2005. On November 5, 2006, Mr. Alfred R. Roach was appointed Chairman, and Mr. Mintz continues to serve as a Director. Alan Mintz provides Buckeye Ventures a combination of operational and acquisitions-related experience that is virtually unmatched in the industry today. Prior to joining Buckeye in 2005, Mr. Mintz was a self employed consultant from 2003 through 2004. He gained this experience while serving as an integral part of the senior management teams of both ARS and Blue Dot Services, from 1990 to 2002, and it was this period that shaped his insight regarding the shortcomings of traditional Consolidation.  Moreover, it was while serving in these roles that he came to fully appreciate the full potential that would be available to those companies that could truly establish an effective national brand. In addition to his duties with ARS and Blue Dot, Mintz served as president of Atlantic Richfield's $30 million HVAC contracting division, and he founded Havsco Heating and Air Conditioning, which became the largest residential and light commercial HVAC company in the Cleveland area. Alan was founder of the Greater Cleveland Air Conditioning Contractors Association. Alan's accomplishments include involvement with more than 100 acquisitions on both the buy and sell side.

Larry Weinstein, age 59, has served as our Executive Vice President over Investor Relations since May 2005. He has launched and developed with Alan Mintz, the business strategy and organizational structure of Buckeye Ventures, Inc. From 2000 to 2005, Mr. Weinstein was an independent contractor providing consulting and fund raising services. From 1999 through 2000, Mr. Weinstein was Vice President of Strategic Projects for Cybergold, Inc., a high technology public company in Oakland, California. He was a senior executive involved in its successful Initial Public Offering. He has been instrumental in securing investment capital for Buckeye Ventures, Inc. and raised millions of dollars for other small technology companies as well as handling their Investor Relations campaigns.

Stephan Kurz, age 53, has served as our Regional Vice President since March 2006. Steve is instrumental in locating prospective acquisition candidates, due diligence, and assimilating new acquisitions into the Buckeye structure. Steve works with existing subsidiaries of Buckeye to improve operations and increase sales. From January 2004 until January 2006, Mr. Kurz served as General Manager of ARS, Inc. As General Manger of American Residential Services, he was assigned the responsibility of service center turn around. From November 2001 through December 2003, he was certified as a Six Sigma Black Belt which teaches the implementation of measurement-based strategies that focus on process improvements and variation reductions. Mr. Kurz worked at Blue Dot Services as the East Coast Acquisitions Manager in 1998 and 1999.

Henry S. Leonard, age 51, serves as Chief Financial Officer and Chief Accounting Officer of Buckeye Ventures, Inc. and has handled the duties of Corporate Controller since August 2006 and those of CFO since January, 2007. Henry was Chief Financial Officer and director Global Health Trax from 2003 to 2006. He served as CFO and Director for Nutri-Sport from 1999 to 2003. Prior to 1999, Mr. Leonard was self-employed as a full time CPA. He is a Certified Public Accountant licensed to practice in California, Hawaii and Florida. He holds a Doctorate in Business Administration, Master of Business Administration and is a Certified Management Accountant. He is a member of the American Institute of Certified Public Accountants, The Institute of Management Accountants, and the California and Hawaii CPA societies. He is an adjunct faculty member of National University, the University of Phoenix and DeVry University in finance and accounting. Henry has maintained a public accounting practice since 1994 which currently occupies approximately fifteen hours per week of his time.

Alfred R. Roach, Jr., age 63, serves as Chairman of the Board of Buckeye Ventures, Inc. Alfred R. Roach, Jr. brings Buckeye Ventures one of the most distinguished careers in the HVAC industry.  From August 2004 to the present, Mr. Roach has been owner and CEO of 20 Minutes To Fitness of Sarasota, Florida, Inc. From May 2000 to the present, Mr. Roach has been a general partner in legal practice with Callahan, Roach and Garofalo. Mr. Roach practiced law in Atlanta, Georgia, from 1972 until 1986 with Callahan, Roach and Associates before returning in 2000.

His practice focused on general corporate and commercial law, including corporate finance, merger and acquisitions, with a heavy emphasis on franchise law. His franchise practice included document preparation (franchise agreements and disclosure), deal negotiations, compliance management, and franchisee relations and dispute resolutions. As partner with Callahan/Roach & Garofalo, past president of Encompass Services Mechanical Group from July 1997 to April 2000 and prior president and general counsel for Service America Corporation from 1987 to 1989, he offers a level of insight and practical understanding of the sector that few can match.  Along with participating in the building and operation of significant HVAC businesses himself, he has also been instrumental in the development and dissemination of operational and pricing programs that have set the standard for HVAC operations nationally.  He is widely sought-out as a consultant on virtually all aspects of the business, and he is generally regarded as one of the principal architects of the contemporary comfort services industry.

Randy Eakin, age 45, serves as a Director on the Board of Buckeye Ventures, Inc. Since 2006 he has been Chief Financial Officer for Mini-Skool's Early Learning Centers. He was most recently Senior Vice President and Chief Financial Officer for Swope Community Enterprises from 2004 through 2005, which is a holding company with member companies operating in the healthcare, real estate development and urban planning industries. Swope had over $300 million of annual revenues and more than 500 employees. Prior to Swope, Mr. Eakin served at the Director level at P.F. Chang's China Bistro, Inc. in 2004, a national publicly held multi-unit restaurant company operating two concepts in the Asian niche with annualized revenues of $775 million and over 16,500 employees. Certain of his duties at P.F. Chang's included matters of corporate finance, including the establishment of formal processes and infrastructure for Sarbanes-Oxley compliance. Mr. Eakin's background also includes high level positions at Sprint Nextel Corporation from 1993 through 2003 and PriceWaterhouseCoopers from 1985 to1993 with extensive experience in the areas of auditing, risk management and corporate financial planning and analysis.

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

Paul Hancock, 50, serves as a Director on the Board of Buckeye Ventures, Inc. He is the founder and developer of World Wide Motion Picture's film/television production concept, and has served as President and Chief Executive Officer of the company since its inception in July of 1977. Prior to and during his tenure with the company, he has functioned as a production and business advisor to various film financing and production companies and has supervised the development/packaging and production of a wide variety of moderately budgeted/cost-controlled feature film and television projects. Mr. Hancock was responsible for leading one of the first exploratory film finance teams to the Wall Street capital markets in the late 1970's in order to develop and encourage motion picture financing by the investment banking community. He was instrumental in the formulation of entertainment industry relationships specifically in moderate budget feature film production financing with companies such as E.F. Hutton & Co.; Kidder, Peabody and Prudential-Bache Securities. Mr. Hancock has also been a lecturer on various aspects of the entertainment industry, entrepreneurship and finance at university graduate schools of business, seminars and conferences, is a frequent radio talk show guest discussing independent film financing, production and marketing, and is published in various print media encompassing film and television industry topics. He has developed and maintained a specialized expertise in and conducted diverse consulting for motion picture and television financial packaging, specifically for public securities offerings, private sector investments and commercial banking. He was previously employed in a variety of management capacities in the theater and hotel businesses for Farber Enterprises and Ramada Incorporated. Mr. Hancock attended the Cranbrook Academies, Eastern Michigan University, and the University of California at Los Angeles. He belongs to several professional organizations including the Academy of Television Arts and Sciences.

Ronald L. Smith, 71, serves as a Director on the Board of Buckeye Ventures, Inc. In 1965 after working for another local company for three years, he founded Modern Air Conditioning. Inc. in Ft Myers, FL with a borrowed $500, no customers and no coworkers, and built it into one of the premier and most recognized and respected firms in the U.S. with $15 million in annual revenues before selling it in 1986 to a Philadelphia based mechanical contractor. Later he purchased, significantly grew, and then sold three similar air conditioning companies in the Louisiana and Florida markets. In 1985 he founded Service America, based in Atlanta, GA, the first national HVAC franchiser. In less than four years the firm had over 100 franchisees. Ron Smith & Associates (RS&A), an HVAC exclusive training and consulting company based in Roswell, GA was founded in 1991. RS&A, with its focus on operations, systems, processes, and disciplines soon became one of the industry's leading training and consulting firms.

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

Adam Taylor, 55, serves as a Director on the Board of Buckeye Ventures, Inc. He is currently President of Associated Production Music, the world's largest music production company, having the largest available collection of original production music. He has held this position since 2001. For more than the past twenty years, Mr. Taylor has specialized in providing consulting services to intellectual property companies, organizations and individuals related to optimizing the economic value of copyrights, trademarks and patents. From 1979 to 1989, Mr. Taylor served as the Chief Executive Officer and President of Caswell-Massey, the oldest chemist and perfumers in the U.S., established in 1752. Mr. Taylor also was a founding partner of a firm that developed entertainment properties, including several television series from 1990 to 1996

Board committees and Director Independence

Our board of directors has established (i) an Audit Committee, (ii) an Executive Committee, (iii) a Finance Committee, and (iv) a Compensating-Nominating-Governance Committee.  The members of each committee are listed above in the subsection titled “Executive Officers and Directors.”

Our Audit Committee is responsible for reviewing our financial reporting procedures and internal controls, the scope of annual and any special audit examinations carried out by our auditors, the performance, independence, and compensation of our auditors, systems and disclosure controls established to comply with regulatory requirements and our annual financial statements before they are reviewed and approved by our board of directors.  Such reviews are carried out with the assistance of our auditors and our senior financial management.

Our Executive Committee is responsible for general oversight and policy implementation relative to corporate strategy and operations. The Executive Committee acts on behalf of the board of directors in matters of corporate operations and policy, except for certain powers reserved exclusively to the board of directors. In addition, the Executive Committee may assist in identifying potential new members for the board of directors, subject to review by the independent Compensating-Nominating-Governance Committee, and may assist in identifying potential executive officers.

Our Finance Committee is responsible for reviewing the banking and financial activities of the company and making recommendations to the board of directors and the Executive Committee with respect to those matters, as well as any other matters affecting the business and affairs of the company that may be referred to it by the Chief Executive Officer, the Chairman of the Board or the Executive Committee.

Our Compensating-Nominating-Governance Committee is responsible for identifying individuals qualified to become members of the board of directors and reviewing and evaluating such candidates. This committee is also responsible for reviewing and recommending compensation for corporate officers and consultants. The Compensating-Nominating-Governance Committee is comprised entirely of "independent" directors, as defined under NASD listing standards and SEC rules.

We believe that the following directors are considered “independent” under Rule 4200(a)(15) of the National Association of Securities Dealers listing standards: Alfred R. Roach, Jr., Randy Eakin, Ronald L. Smith, and Adam Taylor.

ITEM 1A.  RISK FACTORS

RISK FACTORS

Investing in our common shares involves substantial risk, including the potential loss of your entire investment. You should carefully consider the following factors as well as other information contained in this prospectus and any prospectus supplement before deciding to invest in our common shares.

Risks Related To Our Business

Economic Conditions In The Housing Market Could Adversely Affect Our Business.

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

We may, when and if the opportunity arises, acquire other products, technologies or businesses involved in activities, or having product lines, that are complementary to our business. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management’s attention from other business concerns, risks associated with entering markets or conducting operations with which we have no or limited direct prior experience and the potential loss of key employees of the acquired company. Moreover, any anticipated benefits of an acquisition may not be realized. Future acquisitions by us could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, and the write-off of acquired research and development costs, all of which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We May Experience Difficulties In Managing Internal Growth.

In order to continue to grow internally, we expect to expend significant time and effort managing and expanding our existing operations while implementing our acquisition program. There can be no assurance that our systems, procedures and controls will be adequate to support our expanding operations, including the timely receipt of financial information from any acquired locations, which would adversely affect our ability to remain current in our reporting requirements under the Securities Exchange Act of 1934. Our growth can be expected to impose significant added responsibilities on our corporate management, including the need to identify, recruit and integrate new senior managers and executives, as well as increasing costs associated with such efforts. If we are unable to manage our growth, or if we are unable to attract and retain additional qualified management, our operations could be materially adversely affected.

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

The nature of our business exposes us to potential claims for personal injury or death resulting from injuries to employees and other persons, transportation accidents, property damage and negligence, intentional misconduct or defective materials or workmanship in connection with the installation, repair or maintenance of HVAC/plumbing systems. Claims could arise from the presence of mold in structures that contain HVAC/plumbing systems that we have installed or may install in the future. We will implement and maintain an active mold remediation program in place to respond to any potential future claims. There can be no assurance that the amount of any mold claims will not exceed insurance coverage limits. Future claims by customers may be based on the warranties we provide with respect to materials or workmanship or may be based on common law as well as state statutes relating to the conduct of HVAC/plumbing contractors. Although our operations are and will continue to be covered by comprehensive insurance, subject to deductibles and policy limits, certain types of claims, such as claims for punitive damages or damages arising from intentional misconduct, are generally not covered by insurance. There can be no assurance that any future claims would not exceed the amount of our insurance coverage, consisting of $1,000,000 per occurrence and in aggregate, or that such insurance will continue to be available on economically reasonable terms, if at all.

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

Past And Future Environmental, Safety And Health Regulations Combined With Governmental Laws And Regulations Could Impose Significant Additional Costs On Us That Reduce Our Profits And Consequently Adversely Affect Our Business Operations.

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

Earnings For Future Periods May Be Affected By Impairment Charges.

Because we have grown in large part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. We perform an annual goodwill impairment review in the fourth quarter of every fiscal year. In addition, we perform a goodwill impairment review whenever events or changes in circumstances indicate the carrying value may not be recoverable. As a result of our goodwill impairment review in the fourth quarter of 2007, we recorded no impairment charges for 2007. At some future date, we may determine that a significant impairment has occurred in the value of our unamortized intangible assets or fixed assets, which could require us to write off an additional portion of our assets and could adversely affect our financial condition or our reported results of operations.

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

Risks Related To Ownership Of Our Common Stock

Market Prices Of Our Equity Securities Can Fluctuate Significantly.

The market price of our common stock may change significantly in response to various factors and events beyond our control. A variety of events may cause the market price of our common stock to fluctuate significantly, including the following: (i) the risk factors described in this prospectus; (ii) a shortfall in operating revenue or net income from that expected by securities analysts and investors; (iii) changes in securities analysts' estimates of our financial performance or the financial performance of our competitors or companies in our industry generally; (iv) general conditions in the economy as a whole; (v) general conditions in the securities markets; (vi) our announcements of significant contracts, milestones, acquisitions; (vii) our relationship with other companies; (viii) our investors' view of the sectors and markets in which we operate; and (ix) additions or departures of key personnel. Some companies that have volatile market prices for their securities have been subject to security class action suits filed against them. If a suit were to be filed against us, regardless of the outcome, it could result in substantial costs and a diversion of our management's attention and resources. This could have a material adverse effect on our business, results of operations and financial condition.

There Is A Limited Trading Market For Our Common Stock.

Our common stock is subject to quotation on the Over-The-Counter Bulletin Board. Recently, there has been limited trading activity in our common stock. There can be no assurance that a more active trading market will commence in our securities. Further, in the event that an active trading market commences, there can be no assurance as to the level of any market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

That Dividends Have Never Declared Or Paid And May Not be Issued by the Company in the Near Future Could Adversely Impact its Ability to Attract Investors.

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

The Possible Issuance Of Additional Securities Would Cause Existing Stockholders to Experience a Dilution of Their Respective Ownership Interests in the Company.

Our Articles of Incorporation authorize the issuance of 500,000,000 shares of common stock and 5,000,000 shares of preferred stock. At December 31, 2007, we had 105,412,850 common shares outstanding and 998,086 preferred shares outstanding (which are convertible into an aggregate of 259,268 common shares). In connection with the authorization of any future acquisitions, management incentive plans or otherwise, it may be expected that we will issue additional shares of common and/or preferred stock. To the extent that additional shares of common stock are issued, our stockholders would experience dilution of their respective ownership interests in the company. The issuance of additional shares of common stock may adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

Compliance With Penny Stock Rules May Negatively Impact Sales of the Company’s Securities.

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

The Conversion Of Our Convertible Securities And The Exercise Of Our Warrants Could Result In Substantial Dilution To The Interests Of Our Stockholders.

As of September 30, 2007, there were outstanding (i) debt securities convertible into approximately 17,765,625 common shares, (ii) options convertible into approximately -0- common shares, and (iii) warrants exercisable into approximately 19,920,000 common shares. The conversion or exercise of our outstanding convertible securities and warrants would substantially increase the number of our common shares issued and outstanding and may decrease the percentage ownership of our current stockholders.

The Sale Of The Common Shares Acquired By The Selling Stockholder Upon The Conversion Of Debentures Or The Exercise Of Warrants Could Cause The Price Of Our Common Shares To Decline.

We are registering 6,316,854 common shares. The number of common shares ultimately offered for sale by the Selling Stockholder under this prospectus is dependent upon the number of shares converted under the terms of the convertible debentures or exercised under the terms of the warrants by the Selling Stockholder. All 6,316,854 common shares registered in this offering are expected to be freely tradable. Depending upon market liquidity at the time, the sale of our common shares by Selling Stockholder under this offering at any given time could cause the trading price of our common shares to decline.

The Market Price Of Our Common Shares Could Be Reduced If The Holders Of Our Warrants Or Convertible Debentures Exercise Such Warrants Or Convert Such Debentures, Such That We Would Be Required To Issue Additional Common Shares.

Current holders of our outstanding warrants and convertible debentures have the right to exercise such warrants and convert such debentures into our common shares. If all of our warrant holders exercised such warrants and all of our convertible debenture holders converted such debentures into common shares, we would have to issue approximately 19,920,000 additional common shares, which would result in substantial dilution to the equity interests of holders of our common shares. Public resales of our common shares following such warrant exercises and conversion of such convertible debentures could depress the prevailing market price of our common shares. Even prior to the actual warrant exercises or debenture conversions, the perception of a significant market “overhang” resulting from the existence of our obligation to honor the warrant exercises and debenture conversions could depress the market price of our common shares.

Should Our Operating Revenues Fail To Increase To Provide Sufficient Cash Flow To Fund Operations We May Require Additional Financing, Which We May Be Unable To Obtain Or Which May Have A Dilutive Effect On The Percentage Ownership Of Current Stockholders.

We estimate that our current cash flow from operations and our cash on hand are sufficient to fund our operations and service our debt obligations until approximately January 2010. Actual results that vary from projections may require the need for additional cash during that period. Our ability to arrange such financing in the future will depend in part upon the prevailing capital market conditions as well as our business performance. We may not be successful in our efforts to arrange additional financing, if needed, on terms satisfactory to us or at all. The failure to obtain adequate financing could result in a substantial curtailment of our operations and our ability to service our debt obligations. A failure to service our debt under the Trafalgar debentures could result in a seizure of our assets. If additional financing is raised by the issuance of securities, control of Buckeye Ventures, may change and/or our stockholders may suffer significant dilution.

The Concentration Of Common Share Ownership By Our Directors, Officers And Greater Than 5% Stockholders May Delay, Deter Or Prevent Actions That Would Result In A Change In Control And Might Affect The Market Price Of Our Common Shares.

Our present officers, directors and greater than 5% stockholders together beneficially own 71,523,825 common shares or approximately 68.8% of our outstanding common shares. As a result, these stockholders, if they act together, are able to control all matters requiring stockholder approval including the election of directors and approval of significant corporate transactions. However, at this time, we are not aware of any formal or informal agreement of such persons to act together on matters that may affect us. This concentration of ownership may delay, deter or prevent actions that would result in a change of control and might affect the market price of our common shares.

The Market Price Of Our Common Shares Has Fluctuated Significantly In The Past And Is Likely To Fluctuate Significantly In The Future.

Since the first quarter of fiscal 2004, our common shares have traded on the Over-The-Counter Bulletin Board between a low of $0.03 per share and a high of $1.30 per share. Furthermore, securities markets have experienced significant price and volume fluctuations in recent history. Fluctuations in our common shares could result from, among other things:

•	quarterly variations in operating results;
•	short-selling of our common shares;
•	significant sales or issuances of our common shares or the perception that such sales or issuances could occur;
•	events affecting other companies that investors deem to be comparable to us; and
•	general economic trends and conditions.

These market fluctuations might have a material adverse effect the market price of our common shares.

Because Our Common Shares Are Quoted On The Over-The-Counter Bulletin Board, You May Have Difficulty Reselling Any Of The Common Shares You Purchase From A Selling Stockholder.

Trading in stocks quoted on the Over-The-Counter Bulletin Board is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. Moreover, the Over-The-Counter Bulletin Board is not a stock exchange, and trading of securities on the Over-The-Counter Bulletin Board is often more sporadic than the trading of securities listed on a quotation system such as the NASDAQ Stock Market or a stock exchange such as the American Stock Exchange. Accordingly, you may have difficulty reselling any of the common shares you purchase from a Selling Stockholder.

Our Insurance Coverage May Be Inadequate To Cover All Loses Or Liabilities That May Be Incurred In Our Operations.

Our operations are subject to a number of hazards and risks. We maintain insurance at levels, consisting of $1,000,000 per occurrence and in aggregate, that are customary in our industry to protect against these liabilities; however, our insurance may not be adequate to cover all losses or liabilities that might be incurred in our operations. Moreover, we will be subject to the risk that we may not be able to maintain or obtain insurance of the type and amount desired at reasonable rates. If we were to incur a significant liability for which we were not fully insured, it could seriously harm our business.

ITEM 2.  DESCRIPTION OF PROPERTY

We lease the real property and buildings from which we operate. Our HVAC subsidiaries' facilities are located in Massachusetts and California and consist of offices, shops, and maintenance and warehouse facilities. The leases for our California subsidiaries are for 4,000 square feet in Sacramento on a month-to-month basis at an annual rental of $32,400 and 4,000 square feet in Riverbank on a month-to-month basis at an annual rental of $21,600. Our Massachusetts subsidiary leases 12,000 square feet through January 31, 2010 at an annual rental of $90,000. The Company paid its Massachusetts' location rent under during 2007 to an employee of the Company, who is President of the Buckeye's wholly owned subsidiary, HACS. The rents paid HACS and terms under the sublease are the same as was paid prior to its acquisition. Our WWMPC subsidiary leases its premises of 400 square feet annual rental of $7,785.These premises, except for HACS, are leased from individuals or entities with which we have no other business relationship.

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

During the last quarter of 2007, there was no matter submitted to a vote of our security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common shares are quoted on the Over-The-Counter Bulletin Board under the symbol “ENKG.OB”. The quarterly high and low bid information in U.S. dollars on the Over-The-Counter Bulletin Board of our common shares during the periods indicated are as follows:

	High	Low
Fiscal Year-Ending December 31, 2007
Fourth Quarter, 2007	$0.11	$0.05
Third Quarter, 2007	$0.18	$0.08
Second Quarter, 2007	$0.21	$0.08
First Quarter, 2007	$0.25	$0.06
Fiscal Year-Ending December 31, 2006
Fourth Quarter, 2006	$0.25	$0.06
Third Quarter, 2006	$0.35	$0.15
Second Quarter, 2006	$0.55	$0.25
First Quarter, 2006	$0.97	$0.35
Fiscal Year-Ending December 31, 2005
Fourth Quarter, 2005	$1.30	$0.17
Third Quarter, 2005	$0.21	$0.12
Second Quarter, 2005	$0.25	$0.09
First Quarter, 2005	$0.18	$0.08
Fiscal Year-Ending December 31, 2004
Fourth Quarter, 2004	$0.18	$0.10
Third Quarter, 2004	$0.40	$0.05
Second Quarter, 2004	$0.06	$0.04
First Quarter, 2004	$0.05	$0.03

Holders

As of March 28, 2008 there were approximately 821 holders of record of our common shares based upon the stockholders’ listing provided by our transfer agent. Our transfer agent is American Registrar & Transfer Company with an office located at 342 E. 90 S., Salt Lake City, UT 84111 and whose phone number is (801) 363-9065.

Dividend Policy

We have never declared or paid any cash dividends on our common shares. The payment of any future dividends will be of the sole discretion of our board of directors. We currently intend to retain earnings to finance the expansion of our business and, therefore, we do not anticipate paying dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2007, Energy King had no securities authorized for issuance under an equity compensation plan.

Recent Sales of Unregistered Securities

The following is a summary of the transactions by us during the fiscal year ended December 31, 2007 involving sales of our securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Except as noted below, we have sold or issued the following securities by reason of the exemption afforded under Section 4(2) of the Securities Act. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions.

The offers and sales of the following securities were exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by us in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

•   On June 29, 2007, we entered into a securities purchase agreement with Trafalgar Capital Specialized Investment Fund, a Luxembourg corporation (“Trafalgar”). Pursuant to the securities purchase agreement, we agreed to issue to Trafalgar a 10% secured convertible debentures  in the aggregate amount of $5,000,000, to be funded as follows $1,500,000 on the first closing; $1,750,000 on the second closing; and $1,750,000 on the third closing. The proceeds of the first closing were released to us on October 2, 2007. The Trafalgar debentures are convertible into shares of our common stock at the lower of $0.20 per share or an amount equal to eighty-five percent (85%) of the lowest volume weighted average price (“VWAP”) during the ten trading days immediately preceding the conversion only if the closing bid price or the VWAP for the common stock is at or above $0.20 per share. In connection with the securities purchase agreement, we agreed to grant Trafalgar warrants to purchase 1,250,000 shares at $0.001 per share and 50,000 warrants to purchase shares of common stock at each of the first, second and third closing for each $100,000 in Trafalgar debentures, exercisable at the lower of $0.07 per share or the closing bid price of our common stock on the date prior to the issuance of each warrant. All of the warrants are exercisable for a period of 5 years from the date of issuance. The securities were sold in reliance upon exemption from registration pursuant to Section 4(2) of the Securities Act.  These shares are restricted securities and are subject to resale restrictions under Rule 144 of the Securities Act (“Rule 144”).

•   On June 28, 2007, we issued a total of 3,000,000 shares of our common stock to two former stockholders of our subsidiary Energy King, Inc. (“EKI”). 2,500,000 shares were issued to one of the former EKI stockholders in satisfaction of $500,000 in notes payable to him and 500,000 shares of the our common stock were issued to the other former EKI stockholder in satisfaction of $100,000 in notes payable to this joint tenancy. The securities were sold in reliance upon exemption from registration pursuant to Section 4(2) of the Securities Act.  These shares are restricted securities and are subject to resale restrictions under Rule 144.

 •   On June 28, 2007, we issued a total of 1,040,000 units of our securities to four investors in satisfaction of $260,000 in notes payable to such investors. Each unit is comprised of one share of our common stock and three warrants, each warrant exercisable into one share of commons stock at a price of $0.05 per share until 12/31/2008.  The securities were sold in reliance upon exemption from registration pursuant to Section 4(2) of the Securities Act.  These shares are restricted securities and are subject to resale restrictions under Rule 144.

 •   On March 31, 2007, we issued 400,000 shares of our common stock to an investor to whom we were indebted to under a note payable in the amount of $173,446 and $162,530 at June 30, 2007 and December 31, 2006, respectively. Pursuant to a verbal agreement, the note payable to this investor is to be reduced by amounts realized from this investor’s sale of the 400,000 shares. The securities were sold in reliance upon exemption from registration pursuant to Section 4(2) of the Securities Act.  These shares are restricted securities and are subject to resale restrictions under Rule 144.

 •   On January 8, 2007, we issued 1,000,000 shares of our common stock, valued at $200,000, to our current wholly owned subsidiary, World Wide Motion Pictures Corporation (“WWMPC”) as part of the Share Exchange Agreement dated October 14, 2005 and effective March 1, 2006 described below. As of September 30, 2007, WWMPC delivered 230,000 of the 1,000,000 shares to third parties for certain services to be rendered to WWMPC. The securities were sold in reliance upon exemption from registration pursuant to Section 4(2) of the Securities Act.  These shares are restricted securities and are subject to resale restrictions under Rule 144.

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

Our operations are currently limited to the Sacramento, California and Boston, Massachusetts metropolitan area markets. As of December 31, 2007 we had three HVAC locations: (1) Heating and Air Conditioning Services, Inc., a Delaware corporation with operations near Boston, Massachusetts (“HACS”), (2) Energy King Sacramento in Sacramento, California (“EKI Sacramento”) and (3) Barnett’s Energy King in Riverbank, California (“EKI Barnett”). We acquired HACS in 2005 as our wholly-owned subsidiary. We acquired EKI Sacramento and EKI Barnett in 2006 as part of our acquisition of our wholly-owned subsidiary Energy King, Inc., a California corporation.

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

As presented by the nationally recognized research firm First Research, demand for HVAC and plumbing contractors can be sharply different in local markets, depending on the level of local residential and commercial construction. For example, in the first five months of 2007, total construction was up __ percent in the West, __ percent in the Midwest, but only __ percent in the Northeast and __ percent in the South, according to McGraw-Hill Construction. Construction activity in a city or region can change dramatically from year to year. We believe that by consolidating certain company-wide resources, we are better able to meet the seasonal and construction challenges before us.

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

A relatively small but growing portion of our revenues comes from windows installation. Windows represents an extension of the Company's larger goal of providing a greater energy consciousness to the residential consumer. By replacing older less energy conservative windows with better energy saving windows, the consumer benefits financially over time as does the general public through the reduction in use of scarce energy in heating and cooling activities. Plumbing contractors install bathroom and kitchen fixtures and the associated pipes in residential or commercial buildings, and may also install gas appliances and pipe work. It is management's intent to merge a viable plumbing operation with the HVAC operations at all locations. Part of our mission and vision is to become recognized by residential consumers as a dependable source for controlling their overall home energy needs.

Profile and Management of Our Operations

Energy King, Inc. is in the business of building a nationally recognized Heating, Ventilation and Air Conditioning company. The overall management philosophy is to seek out specific regions across the United States and locate candidate companies for acquisition. Hubs, or defined regional areas for growth are identified. Then companies within the geographic region are identified for acquisition. With the hub in the middle as the initial profit center providing central training, development and coordination to acquisitions in that region, the spokes or individual locations outside of the hubs extend the services of Energy King throughout the area.

The individual acquisitions are provided standardized support in training, reporting, and revenue efforts. Management feels the local HVAC company that has been acquired is able to grow its business over twenty-five percent a year with the proper support. Management believes that with increased buying power, costs can be reduced for equipment, vehicles, insurance, employee benefits and more. With the combined assets of companies located in different cities in the United States, management believes that the Company will be able to offer better benefits to its employees than they could obtain elsewhere in the industry. With built-in support structures regionally to build morale and teamwork, management is motivated to allow greater autonomy in the daily operations of its subsidiaries than previously seen in typical corporate structures. Through operational support, by monitoring operations, maintaining strong internal controls, and by providing training to take the local companies to higher levels of sales, management wants its subsidiaries to be as independent as possible.

At Energy King, our mission is to become the leading national brand of residential comfort services contractors by acquiring the industry's most outstanding operators, sharing best practices, offering the most ethical and professional services and providing solutions that meet our customers' needs and exceed their expectations.

Our vision at Energy King is to provide a safe, productive and rewarding work environment for our employees across the country through a commitment to the public and our families to make every home more energy efficient through the combined synergies of professional technical expertise in Heating, Ventilation and Air Conditioning services with the use of cost efficient windows, sealants and plumbing services.

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

Most of our operations compete on a local or regional basis in the Sacramento and Boston areas. Attracting and retaining effective managers is an important factor in our business, particularly in view of the relative uniqueness of each market and operation, the importance of relationships with customers, and the high degree of competition and low barriers to entry in most of our markets. Accordingly, we devote considerable attention to operating job management quality, stability, and contingency planning, including related considerations of compensation, and non-competition protection where applicable.

Economic and Industry Factors

As an HVAC, plumbing and windows services provider, we operate in the broader residential industry and are affected by trends in this sector. While we do not have operations in all major cities of the US, we believe our regional presence in the Boston, MA and Sacramento, CA areas is sufficiently large that we experience trends in demand for and pricing of our services that are consistent with trends in those regional sectors. As a result, we monitor the views of major construction sector forecasters along with macroeconomic factors they believe drive the residential sector, including trends in gross domestic product, interest rates, business investment, employment, demographics, and the general fiscal condition of federal, state and local governments. Per the research organization, First Research, the value of US construction put in place, an indicator of demand for HVAC and plumbing contractors, fell 2.8 percent in the first three quarters of 2007 from a year earlier. However, on January 28, 2008, First Research also published that the value of US construction of buildings is forecast to grow at an annual compounded rate of 6 percent between 2007 and 2012.

Operating Environment and Management Emphasis

Each of the current three locations are semi-autonomous in their operations. The Vice President of Operations is the head over all subsidiary operations at the present. The business model being implemented focuses on using existing personnel to implement a proven technique of training technicians and installers as well as reporting to increase sales and profits. In our acquisitions of HACS, EKI Sacramento and EKI Barnett thus far, the former management team and staff have remained after the acquisition. Emphasis on lead generation and advertising has led to more sales at each location. Now, there is a momentum to introduce plumbing and windows into the locations. Management is focused on the development of its employees to see higher productivity through greater motivation and greater customer satisfaction as a result.

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

As discussed elsewhere in this annual report, our business has two service functions: (i) installation, and (ii) maintenance, repair and replacement, which we account for as the services are performed. In addition, we identified other critical accounting policies related to our allowance for doubtful accounts receivable, valuation of deferred tax assets and the assessment of goodwill impairment. These accounting policies, as well as others, are described in Note 2 to the Consolidated Financial Statements included elsewhere in this annual report.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Energy King, Inc., our parent Nevada corporation, and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

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

In June 2000, FASB issued SFAS 139, which rescinded SFAS 53, Financial Reporting by Producers and Distributors of Motion Picture Films, and amended several other statements in order to incorporate the guidance in SOP 00-2. Criteria for revenue recognition are established along with costs and expenses. Capitalization of film costs are covered as well as ultimate revenue estimates from the exploitation, exhibition, and sales of a film in all markets and territories over the entire revenue time horizon are covered. Specific items relative to Energy King, Inc. include guidance on revenue recognition, related costs and the valuation of film libraries through the calculation of ultimate revenue for previously released films acquired as part of a film library.

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

	Year Ended December 31,
	2006		2007
Revenues	$6,273,685	100.0%	$13,603,074	100.0%
Cost of services	3,809,743	60.7%	7,583,522	55.7%
Gross profit	2,463,942	39.3%	6,019,552	44.3%
Selling, general and administrative expenses	3,401,916	54.2%	6,619,770	48.7%
Operating income (loss)	(937,974)	(14.9)%	(600,218)	(4.4)%
Interest expense, net	(131,535)	(2.1)%	(472,553)	(3.5)%
Other income (expense)	60,218	.9%	57,731	.4%
Income (loss) before income taxes	(1,009,291)	(16.1)%	(1,015,040)	(7.5)%
Income tax expense (benefit)	(10,599)	(0.2)%	(4,924)	(0.0)%
Income (loss) from continuing operations	(1,019,890)	(16.1)%	(1,019,964)	(7.5)%
Extraordinary item from acquisition of Heating and Air Conditioning Services, Inc.	--		--
Net income (loss)	$(1,019,890)	(16.1)%	(1,019,964)	(7.5)%
Income (loss) per share - basic and diluted
Income (loss) from continuing operations	(0.1)		(0.1)
Net income (loss)	(.01)		(.01)
Diluted--
Income (loss) from continuing operations	(.01)	0	(.01)
Net income (loss)	$(.01)		$(.01)
Cash dividends per share	--		--

BALANCE SHEET DATA:	2006	2007
Total current assets	1,346,052	2,796,074
Total assets	4,305,844	8,362,114
Total current liabilities	2,134,777	3,487,836
Total non-current liabilities	2,193,292	4,352,572
Total stockholders' equity	(22,225)	521,707
Working capital	(788,725)	(691,761)

Table 2 - Quarterly Results of Operations (Unaudited)

Quarterly financial information for the year ended December 31, 2007 is summarized as follows:

	2007
	Q1	Q2	Q3	Q4
Revenues	$3,086,998	$3,964,578	$3,404,267	$3,147,231
Gross profit	$1,379,923	$1,750,963	$1,437,046	$1,451,620
Operating income (loss)	$132,703	$170,178	$(349,599)	$(553,500)
Income (loss) from continuing operations	$60,705	$110,381	$(455,355)	$(730,772)
Net income	$57,666	$110,381	$(455,355)	$(732,656)
Income (loss) per share - basic and diluted	0	0	(0)	(.01)

The sums of the individual quarterly earnings per share amounts do not necessarily agree with year-to-date earnings per share as each quarter's computation is based on the weighted average number of shares outstanding during the quarter, the weighted average stock price during the quarter and the dilutive effects of options, warrants, and contingently issuable restricted stock in each quarter.

We started out the year started with three HVAC locations, HACS near Boston, Massachusetts, EKI Sacramento in Sacramento, California and EKI Barnett in Riverbank, California. The East Coast cyclical downside of January can be seen as the sales increased in the second quarter due to the carry-over of the cold season extending into May. September saw a decline in sales as the summer season tempered the end of the third quarter. With the warmer months of October, it took late November to begin seeing increased sales due to the cold season.

The third and fourth quarters reflect significant increases in corporate overhead directly attributable to legal fees and costs associated with the funds received through Trafalgar Capital.

The Company's goal is to have independently profitable operations contributing positively to the future of Energy King’s stockholders. The fourth quarter of 2006 began to see the positive effects of implementing the business model designed by Energy King’s founders and management team. By building a solid and highly confident team of installers and technicians motivated to provide quality service to customers, sales do increase. By focusing on all expense levels to controls costs, profits will be realized. With more acquisitions, the economies of scale increase and profitability is enhanced.

Table 3 – Division Results of Operations (Unaudited)

Our core HVAC operations are profitable. The following table of selected data illustrates the profitability of HVAC operations. With Net Income from HVAC operations at 8.5% of Revenues, Management’s ability to generate profitable operations through its established business model is highlighted. The overhead costs associated with building Energy King into a nationally recognized brand in the HVAC residential industry were greater than anticipated. Increased legal fees, funding costs, other professional services, investor relations and other related costs contributed approximately $844,645 in expenses or approximately 83% of the total net loss.

	2007
	CORPORATE	HVAC	WWMP	CONSOLIDATED TOTAL
Revenues	$-	$13,602,999	$75	$13,603,074
Cost of services	-	7,583,523	-	7,583,522
Gross profit	-	6,019,477	75	6,019,552
General and administrative expenses	1,670,749	4,835,825	113,197	6,619,770
Operating income (loss)	(1,670,749)	1,183,652	(113,122)	(600,218)
Interest expense	451,617	19,944	992	472,553
Income (loss) from continuing operations	(2,061,175)	1,163,085	(116,950)	(1,015,040)
Net income (loss)	$(2,062,815)	$1,159,782	$(116,930)	$(1,019,964)

The Company is taking measures to reduce its overhead in the expense areas of legal, investor relations and interest. Legal costs are being reduced through the use of acquisition documents developed through prior acquisitions. This will help reduce agreement development time and provide more standardized templates for future acquisitions.

Several investor relations firms have been used over the recent past, and efforts are underway to reduce the associated costs. Interest expense is being reduced through the retirement of debt. Currently, the acquisition model of Energy King involves the purchase of companies through the use of cash, stock and notes payable. Greater emphasis is being given to stock rather than notes payable. When debt is used to acquire a company, the convertible feature to the Company’s common stock is given emphasis.

As Energy King acquires more locations, the contribution of available cash to apply against corporate overhead is increased. Consequently, we are pursuing negotiations with several locations as potential acquisitions in an effort to overcome the immediate drain on overall earnings and cash flow.

2007 Compared to 2006

This is the second full year of operations for Energy King, Inc. as an HVAC company, and our core operations are doing very well. Our HVAC operations finished the year 2007 with 8.5% earnings on $13,603,074 of HVAC revenues. Under normal conditions, this would have been adequate to cover the corporate overhead and still have a positive net income for the year. Unfortunately, these were not normal times, as we aggressively sought funding to grow the business. The Company’s efforts to secure acquisition funding produced greater than expected costs in professional fees and interest which were mostly responsible for the Company’s net loss for the year of $1,019,964.

Revenues--Revenues increased significantly in 2007 from 2006 for two primary reasons. The $7,329,389 increase or 116.8% jump in revenue in 2007 over 2006 is due to EKI Sacramento and Barnett’s EKI operations being included for the full year. EKI Sacramento provided $4,395,914 in revenues to 2007 HVAC operations, compared to its three months of revenues in 2006 of $1,140,647. Barnett’s did much better than expected by providing $3,766,241 to HVAC revenues. By far the strongest location in 2007 was HACS located in W. Bridgewater, MA just outside of Boston, MA. HACS increased its revenues by $314,459 to $5,440,844 or 40% of HVAC sales for the year.

Cost of Sales--Cost of sales as a percentage of revenues decreased by 5% in 2007 over 2006. Through the application of Buckeye's business model, greater emphasis is placed on cost controls such as volume discounts with vendors. Attention is given to every level of spending, and particularly to the costs associated with the services provided. Most of the cost savings came in HACS through improved business relationships with vendors. It is Buckeye's goal to maintain Cost of sales below 58% of net revenues. To see Cost of Sales as a percent of revenues decline from 60.7% to 55.7% while revenues are increasing is a strong testament to the efficiencies of operations maintained throughout HVAC locations.

Gross Profit--Gross profit increased $3,555,610 due to a combination of increased revenues and the HVAC locations’ efforts in controlling cost of sales. By controlling costs, the Company has provided greater resources to build the business. With a target Gross Profit of 42% of net revenues, management feels it is able to reach profitable operations, and in 2007 HVAC operations produced a 44.3% Gross Profit.

Selling, General and Administrative Expenses (“SG&A”)--SG&A expenses increased $3,217,854 due primarily to having EKI Sacramento and Barnett’s EKI included for the full year of 2007. Although the total costs related to SG&A increased as a percent of revenues, they decreased 5.6% from 2006 to 2007. Following are selected cost comments:

Marketing – Expenses related to marketing, including payroll, advertising and other marketing related costs, represented approximately 11% of revenues and 22.6% of total SG&A costs in 2007. As a percent of revenues, the amount is very similar for both years, but in 2007 marketing costs increased over 3% to $1,497,837 or 22.6% as a percent of total SG&A.

Salaries - General and administrative salaries accounted for over 41% of 2007 expenses at $2,757,326 for the year. As a percent of revenue, salaries were nearly identical in 2007 and 2006 at 20.3%.

Professional fees – Expenses related to professional services including legal, accounting and other, made up about 6.6% of expenses or $438,709 in 2007. This was a decrease in total SG&A expenses of over 3% from 2006. It also represents a decrease of nearly 2.5% in 2007 from 2006 as a percent of revenues.

Rent – Office and facility rent expenses, including storage areas, was about 2.7% of expenses or $180,656 in 2007. This similar to 2006 as a percent of expenses as well as a percent of revenues.

Communication – Telephone, internet and facsimile expenses, made up about 1.8% of 2007 expenses at $115,638 and about .9% of revenues. Both percentages are similar to 2006 at 1.9% and 1.1%, respectively.

Insurance - Directors and officers liability insurance, property, casualty and general insurance was $408,440 or about 6.2% of total SG&A expenses in 2007 which was an increase of 1.8% over 2006. As a percent of revenues for 2007 and 2006, they were similar at 3% and 2.6%, respectively.

Travel and entertainment - As part of the mission of Buckeye, the CEO, VP of Operations and others are required to travel and meet prospective acquisition candidates and facilitate implementation of the Company's business model. Travel and entertainment expenses for 2007 were $73,389 or about 1.1% of SG&A expenses and .5% of revenues. This reflects similar percentages of both total SG&A and revenues in 2006.

Utilities – Electric and gas utilities for 2007 were $48,453, or just under 1% of SG&A expenses and less than .5% of revenue which is comparable in both percentages to 2006.

Waste management – Waste disposal of regulated items considered hazardous materials and potentially harmful to the environment was .4% of SG&A expenses and less than .2% of revenues or $23,976 for 2007 which is comparable in both percentages to 2006.

Interest Expense, Net-- Interest expense of $472,554 for 2007 is from notes payable related to operations and acquisitions including interest fees related to the $1,500,000 Trafalgar Capital debenture. This represents 3.5% of revenues which is an increase of $341,019 or 1.4% over 2006 as a percent of revenues.

Write off of debt costs-- Bad debt expense of $3,828 accounted for approximately .06% of total SG&A expenses in 2007. The Company's policy is to characterize receivables greater than ninety days past due as uncollectible. Collection efforts are emphasized at every location.

Outlook--Energy King is focused on acquiring more HVAC businesses in 2008 while taking steps to blend plumbing and window work with them. Emphasis will also be placed on identifying and instituting company-wide economies of scale at every opportunity in providing cost saving measures through such areas as better insurance rates, vehicle purchasing power, equipment orders and employee benefits. Sales are increasing and each location is profitable. With the addition of more locations to the Energy King family of companies, acquisitions that are as well managed and profitable as those currently a part of Energy King, the increased cash flows will absorb the Company's overhead and make Energy King’s net income positive.

Liquidity and Capital Resources

For the twelve months ended December 31, 2007, the Company experienced a net loss of $(1,019,964). At December 31, 2007, the Company had $1,510,874 in cash and no cash equivalents. Accounts receivable, net of allowances for doubtful accounts, were $168,231 at the end of 2007, which is approximately the same 2% of assets as at December 31, 2006. Inventory, as a percent of assets decreased in 2007 to $623,607 or 7.5% of assets compared to 12.9% at the end of 2006.

At December 31, 2007, we had a working capital deficit of $(691,761), compared to a working capital deficit of $(788,725) at December 31, 2006. The ratio of current assets to current liabilities increased to 0.80:1 at December 31, 2007 compared to 0.63:1 at December 31, 2006. Cash flow provided by operations during 2007 was $121,944. This was an increase of $832,647 over the cash used by operations in 2006 of $(710,703).  The Company anticipates that its existing capital resources may be adequate to satisfy its capital requirements for the foreseeable future. However, to accomplish its planned future activities, it will need to acquire additional funds through public or private financings in the form of debt or equity.

In accordance with the Securities and Exchange Commission "Regulation D", and subject to Rule 144 restrictions, during 2007, the Company issued 5,440,000 shares of its common stock for debt reduction, 600,000 shares of its common stock pursuant to an acquisition, 580,091 of its common stock for services, and 244,141 shares of its common stock pursuant to its Trafalgar financing agreements.

The Company's principal liquidity at December 31, 2007 included cash of $1,510,874, $168,231 net accounts receivable and $623,607 in inventory. The Company's liquidity position remains sufficient enough to support on-going general administrative expense, strategic positioning, and the garnering of contracts and relationships.

Cash Flow-- For the year ended December 31, 2007, we had positive cash flow from operations of $121,944 as compared to a negative cash flow from operations of $(710,703) in 2006. This $832,647 increase in cash flow resulted primarily from increased revenues and decreased to the revenues generated. With minimal increases in corporate level staff expected over the next year, the cash flow is anticipated be positive for 2008.

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

Accordingly, we believe cash flow, by encompassing the Company's acquisition efforts, profit margins and the use of working capital over our approximately three month working capital cycle, is an effective measure of operating effectiveness and efficiency when considered in light of the Company's business plan for acquisitions and regional growth. Energy King anticipates positive cash flows from operations in 2008.

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

The following recaps the future maturities of our contractual obligations as of December 31, 2007:

	Twelve Months Ended December 31,
	2008	2009	2010	2011	2012	Thereafter	Total
Operating lease obligations	$152,075	$137,326	$27,014	$4,798	--	--	$321,213

Energy King, Inc. will enter into commitments of capital for items such as capital expenditures for vehicles, and the strategic acquisitions of HVAC and plumbing businesses. Regardless, it is reasonable to expect the Company to continue to maintain excess cash on its balance sheet.

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

ITEM 7.  FINANCIAL STATEMENTSPart I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

INDEX TO FINANCIAL STATEMENTS

	Page	Sequential Page Number
Energy King, Inc. and Subsidiaries
Report of Independent Registered Public Accounting Firm	F-2	35
Consolidated Balance Sheets	F-3	36
Consolidated Statements of Operations	F-4	37
Consolidated Statements of Stockholders' Equity	F-5	38
Consolidated Statements of Cash Flows	F-6	39
Notes to Consolidated Financial Statements	F-7 - F-20	40-53

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Energy King, Inc.

I have audited the accompanying consolidated balance sheets of Energy King, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy King, Inc. and subsidiaries as of December 31, 2007 and 2006 and the results of their operations and their cash flows for the year ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Freeport, New York March 31, 2008	/s/ Michael T. Studer CPA P.C.

ENERGY KING, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,510,874	$273,976
Accounts receivable, less allowance for doubtful accounts of $12,000 and $22,415, respectively	168,231	95,058
Other receivables	215,976	155,755
Inventories	623,607	554,837
Prepaid expenses	277,386	266,426
Total current assets	2,796,074	1,346,052
Property and equipment, net	645,628	415,044
Goodwill	4,735,263	2,359,065
Intangible assets, net	76,411	82,210
Other assets, primarily deposits	108,738	103,473
Total assets	$8,362,114	$4,305,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,115,513	$711,295
Accrued expenses	1,075,300	593,081
Current portion of notes payable and long-term debt	922,096	637,500
Customer deposits and deferred revenue	374,926	192,901
Total current liabilities	3,487,835	2,134,777
Notes payable and long-term debt, net of current portion	4,352,572	2,193,292
Total liabilities	7,840,407	4,328,069
Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, authorized 5,000,000 shares: $.01 par value, 975,086 and 975,086 shares issued and outstanding, respectively	9,751	9,751
$10.00 par value, 23,000 and 23,000 shares issued and outstanding, respectively	230,000	230,000
Common stock, authorized 500,000,000 shares, $.001 par value; 105,412,850 and 98,548,618 shares issued and outstanding, respectively	105,413	98,549
Additional paid-in capital	2,413,239	856,207
Accumulated deficit	(2,236,696)	(1,216,732)
Total stockholders’ equity	521,707	(22,225)
Total liabilities and stockholders’ equity	$8,362,114	$4,305,844

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY KING, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006
Revenues, net	$13,603,074	$6,273,685
Cost of services	7,583,522	3,809,743
Gross profit	6,019,552	2,463,942
Selling, general and administrative expenses	6,619,770	3,401,916
Operating income (loss)	(600,218)	(937,974)
Other income (expense)
Interest income	13,614	3,956
Other income	44,117	56,262
Interest expense	(472,553)	(131,535)
Total other income (expense)	(414,822)	(71,317)
Income (Loss) before income taxes	(1,015,040)	(1,009,291)
Income tax expense	4,924	10,599
Net Income (Loss)	$(1,019,964)	$(1,019,890)

Income (Loss) per share: Basic and diluted	$(.01)	$(.01)
Shares used in computing income (loss) per share:
Basic	102,667,039	95,678,737
Diluted	102,667,039	95,678,737

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY KING, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2007 and 2006

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2005	796,869	7,969	79,792,001	79,792	(12,761)	(196,842)	(121,842)
Issuance of Stock:
Share exchange reverse acquisition of World Wide Motion Pictures Corporation, effective March 1, 2006	201,217	231,782	18,670,858	18,671	(44,900)	—	205,553
Conditional stock subscription receipts reversed as a result of delivery of common stock by related parties	—	—	—	—	375,000	—	375,000
Delivery of common stock of related parties to general manager of HACS	—	—	—	—	18,000	—	18,000
Delivery of common stock of related parties to lender	—	—	—	—	12,000	—	12,000
Sale of common stock of related parties for cash	—	—	—	—	495,000	—	495,000
Common stock issued for cash	—	—	21,143	21	6,179	—	6,200
Common stock issued for services	—	—	64,616	65	7,689	—	7,754
Net loss	—	—	—	—	—	(1,019,890)	(1,019,890)
Balance at December 31, 2006	998,086	239,751	98,548,618	98,549	856,207	(1,216,732)	(22,225)
Common stock issued in debt reduction	—	—	5,440,000	5,440	1,149,495	—	1,154,935
Common stock issued pursuant to acquisition of Barnett assets	—	—	600,000	600	149,400	—	150,000
Common stock issued for services	—	—	580,091	580	64,431	—	65,011
Value of warrants relating to first closing of convertible debentures	—	—	—	—	156,450	—	156,450
Common stock issued pursuant to Trafalgar financing	—	—	244,141	244	37,256	—	37,500
Net loss	—	—	—	—	—	(1,019,964)	(1,019,964)
Balance at December 31, 2007	998,086	$239,751	105,412,850	$105,413	$2,413,239	$(2,236,696)	$521,707

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY KING, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,019,964)	$(1,019,890)
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Stock compensation expense	65,011	37,754
Depreciation and amortization expense	150,822	63,635
Changes in operating assets and liabilities, net of effects of acquisitions— (Increase) decrease in—
Receivables, net	(62,658)	170,843
Inventories	(68,770)	(94,944)
Prepaid expenses and other current assets	(10,960)	(76,623)
Accounts payable	404,218	(121,260)
Accrued expenses	482,219	175,097
Customer deposits and deferred revenue	182,026	154,685
Net cash provided by (used in) operating activities	121,944	(710,703)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(463,875)	(154,840)
Cash acquired (used) in connection with acquisition	(300,000)	181,326
Other assets	(5,014)	(56,790)
Net cash (used in) provided by investing activities	(768,889)	(30,304)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in notes payable and long-term debt	1,883,843	48,021
Proceeds from conditional stock subscription	—	50,000
Proceeds from sales of common stock	—	501,200
Net cash provided by (used in) financing activities	1,883,843	599,221
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,236,898	(141,786)
CASH AND CASH EQUIVALENTS, beginning of period	273,976	415,762
CASH AND CASH EQUIVALENTS, end of period	$1,510,874	$273,976

Supplemental disclosures of cash flow information:
Interest paid	$174,392	$115,618
Income taxes paid	$800	$10,599
Non-cash investing and financing activities:
Stock issued for debt reduction	$1,131,025	$—
Acquisition of Energy King, Inc. for notes payable	$1,900,000	$2,000,000
Acquisition of Energy King, Inc. Barnett assets for common stock and reverse acquisition of World Wide Motion Pictures Corporation for stock, respectively	$150,000	$205,553

 The accompanying notes are an integral part of these consolidated financial statements.

ENERGY KING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2007

1 - BUSINESS AND ORGANIZATION

Energy King, Inc. (“ENKG”), formerly Buckeye Ventures, Inc. ("BEYV"), was incorporated in Michigan under the name World Wide Motion Pictures Corporation ("WWMO") on December 9, 1980. Pursuant to a Share Exchange Agreement dated October 14, 2005 (which closed February 22, 2006 effective March 1, 2006), BEYV (then known as WWMO) acquired Buckeye Ventures, Inc. ("BVI") in a "reverse acquisition" transaction (see note 4) and accordingly the name was changed from WWMO to BEYV in April 2006. BEYV and collectively with its subsidiaries, the “Company”, is a national provider of comprehensive heating, ventilation and air conditioning (“HVAC”) installation, maintenance, repair and replacement services within the mechanical services industry. The Company operates primarily in the residential HVAC markets.

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

On July 6, 2007, BEYV (Michigan) merged with BVI (Nevada). The Nevada corporation is the surviving entity.

Effective February 15, 2008, Buckeye Ventures, Inc. changed its name to Energy King, Inc. to better reflect the scope of services provided by the company.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements include the accounts of ENKG and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of December 31, 2007, the Company had negative working capital of $691,761. Further, the Company incurred net losses of $1,019,964 and $1,019,890 for the years ended December 31, 2007 and 2006, respectively. These factors create uncertainty as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by obtaining new financing. Also, the Company plans to pursue certain acquisition prospects to attain profitable operations. However, there is no assurance that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

ENERGY KING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2007

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

Long-Lived Assets

Long-lived assets are comprised principally of goodwill, property and equipment, and intangible assets. The Company periodically evaluates whether events and circumstances have occurred that indicate that the remaining balances of these assets may not be recoverable.

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

ENERGY KING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2007

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

Earnings (loss) per share

Basic earnings (loss) per common share (EPS) are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. For the years ended December 31, 2007 and 2006, the Company had convertible notes payable and warrants outstanding, They are potentially dilutive common shares but are not included in the computation of diluted loss per share because their inclusion would have been anti-dilutive.

Comprehensive income (loss)

The Company has no items of other comprehensive income (loss) for the years ended December 31, 2007 and 2006.

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

Advertising

Advertising costs are charged to expense as incurred. Advertising costs are included in selling, general, and administrative expenses on the accompanying consolidated statements of operations and totaled $1,497,837 and $552,718 for the years ended December 31, 2007 and 2006, respectively.

Fair value of financial instruments

The carrying value of the Company's cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and notes payable approximate fair values due to the short-term maturity of the instruments. The carrying value of long-term obligations approximates the fair value based on the effective interest rates compared to current market rates.

ENERGY KING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2007

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

Concentrations of Credit Risk

The Company provides services in a broad range of geographic regions. The Company’s credit risk primarily consists of receivables from a variety of customers including general contractors, property owners and developers, and commercial and industrial companies. The Company regularly reviews its accounts receivable and estimates an allowance for uncollectible amounts. The Company has a diverse customer base, with no single customer accounting for more than 1% of consolidated revenues for the year ended December 31, 2007.

Reclassifications

Certain reclassifications have been made in prior period financial statements to conform to current period presentation.

3 - INVENTORY

Inventory consists of the following as of:

	December 31, 2007	December 31, 2006
Raw materials	$6,451	$3,173
Work in progress	—	—
Finished goods	617,156	551,664
	$623,607	$554,837

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

ENERGY KING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2007

The identifiable net assets of WWMO at March 1, 2006 (effective date of the Share Exchange) consisted of:

Cash and cash equivalents	$98,382
Other receivable	1,500
Motion picture and television properties	100,000
Equipment	34,276
Total assets	234,158
Notes payable	23,954
Accounts payable	4,651
Total liabilities	28,605
Identifiable net assets	$205,553

The operating results of WWMPC have been included in the accompanying consolidated financial statements from March 1, 2006 (effective date of the Share Exchange). Had the acquisition occurred January 1, 2006, pro forma net sales, net loss, and diluted loss per share for the years ended December 31, 2006 would be $6,273,685, $(1,024,384), and $(.01), respectively. The pro forma information is not necessarily indicative of the results that would have been reported had the acquisition actually occurred on January 1, 2006, nor is it intended to project results of operations for any future period.

5 - ACQUISITIONS

ENERGY KING, INC.

On September 28, 2006, effective September 30, 2006, BVI acquired 100% of the outstanding stock of Energy King, Inc. ("EKI") for $3,900,000 in notes payable with no cash consideration. EKI, a California corporation incorporated on February 3, 1988 as I. T. E. S. Service Corp, which changed its name to Energy King in December 2005, services and installs heating, cooling, and indoor air quality systems for primarily residential customers located in the Sacramento, California area.

The purchase price was subject to a Purchase Price Adjustment Amount reduction (not to exceed $1,900,000) equal to 5 times the EBIT (income before interest income, extraordinary gains, gains from the sale of assets other than inventory sold in the ordinary course of business, interest expense, and income taxes) Deficit (amount less than the $700,000 EBIT target) for the year ended December 31, 2007 (the First Measurement Period), or if elected by the EKI Stockholders’ Representative, for the year ended December 31, 2008 (the Second Measurement Period). In accordance with SFAS No. 141, the $1,900,000 “contingent consideration” portion of the $3,900,000 total purchase price was not initially included in the recorded cost of the acquisition or the recorded notes payable. On November 15, 2007, the Company executed amendments to the agreement with the two sellers of EKI. Pursuant to the amendments, the parties agreed to deem the Purchase Price Adjustment Amount to be $0 and agreed to extend the maturity date of the $3,300,000 outstanding notes payable (including the $1,900,000 considered to be “contingent consideration” at December 31, 2006) to January 31, 2011. As a result of the resolution of the $1,900,000 “contingent consideration,” the Company increased goodwill and notes payable by $1,900,000 in the three months ended December 31, 2007.

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

ENERGY KING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2007

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

Promissory Note payable to Varin Larson and Deanna Larson in the amount of $2,925,000 with interest payable at 5% commencing with acquisition. The $1,500,000 convertible portion (of which $100,000 was converted into 500,000 shares of ENKG common stock in June 2007) is convertible into shares of ENKG common stock at a conversion rate of $.25 per share until the amended maturity date of January 31, 2011. The interest on the convertible portion is accrued and payable at any time up to maturity date and may be paid in common stock at the Company's election. The note may be paid by the Company in part or in full at anytime without penalty. The note holder is indemnified against any actions taken by the Company which would otherwise reduce the initial share value adjusted for any repayments up to that action.

Promissory Note payable to Alan Hardwick in the amount of $975,000 with interest payable at 5% commencing with acquisition. The $500,000 convertible portion was converted into 2,500,000 shares of ENKG common stock in June 2007. The interest on the convertible portion is accrued and payable at any time up to maturity date and may be paid in common stock at the Company's election. The note may be paid by the Company in part or in full at anytime without penalty. The note holder is indemnified against any actions taken by the Company which would otherwise reduce the initial share value adjusted for any repayments up to that action.

BARNETT HEATING AND AIR CONDITIONING SERVICES, INC.

Effective January 2, 2007, EKI acquired certain assets of Barnett Heating and Air Conditioning Services, Inc. (“Barnett”) for $300,000 cash and 600,000 shares of ENKG common stock (valued at $150,000). Barnett was a heating and air conditioning service company specializing in the Modesto, California residential market.

The identifiable net assets of Barnett at January 2, 2007 (effective date of the acquisition) acquired by EKI consisted of:

Inventory	$40,533
Property and equipment	82,650
Customer deposits	(47,381)
Identifiable net assets	$75,802

Goodwill of $374,198 (excess of the $450,000 purchase price over the $75,802 identifiable net assets of Barnett acquired) was recorded in January 2007.

The Asset Purchase Agreement provided that in the event the fair market value on December 31, 2007 of the 600,000 shares of ENKG common stock was less than $150,000, then EKI shall pay or cause ENKG to pay the Deficit. The agreement further provided that the Deficit may be paid in cash, shares of ENKG common stock, or any combination thereof. The Company determined the Deficit to be approximately $102,000 and accordingly increased goodwill and accrued expenses payable by $102,000 at December 31, 2007.

ENERGY KING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2007

6 - PROPERTY AND EQUIPMENT

Property and equipment consists of:

	December 31, 2007	December 31, 2006
Computers and equipment	$333,735	$165,438
Vehicles	455,656	259,574
Leasehold improvements	156,356	126,792
Motion picture and television properties	100,000	100,000
Total	1,045,747	651,804
Accumulated depreciation and amortization	(400,119)	(236,760)
Property and equipment, net	$645,628	$415,044

Depreciation expense of $150,822 and $63,635 was recorded for the years ended December 31, 2007 and 2006, respectively.

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

The Company has not recorded goodwill impairment charges for the years ended December 31, 2007 and 2006.

ENERGY KING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2007 (Unaudited)

 The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2007 are as follows:

Goodwill balance as of December 31, 2005	$—
Goodwill related to share exchange with WWMP (see note 4)	—
Goodwill related to acquisition of EKI (see note 5)	2,359,065
Impairment adjustment	—
Goodwill balance as of December 31, 2006	$2,359,065
Goodwill related to acquisition of Barnett assets (see note 5)	476,198
Goodwill related to acquisition of EKI (see note 5)	1,900,000
Impairment adjustment	—
Goodwill balance as of December 31, 2007	$4,735,263

9 - NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consist of:

	December 31, 2007	December 31, 2006
ENKG Convertible Debenture payable to Trafalgar at an effective interest rate of 13.2% for 30 months, payable in monthly installments of principal and interest plus an effective redemption charge of approximately 15.8% through December 29, 2009. Net of unamortized discounts of $125,159 and $0.00, respectively	$1,344,841	$-
ENKG note payable to Pedersen Family Trust at 5% interest for 5 months, payable in monthly installments of principal and interest through February, 2008.	14,478	130,215
ENKG note payable to investor at 24% interest with principal and accrued interest due by December 31, 2007, secured by certain corporate assets.	-	162,530
ENKG note payable through acquisition to investor at 5.00% interest with interest payments beginning October 1, 2006 with all principal and accrued interest due by January 31, 2011, secured by certain corporate assets.	2,825,000	1,500,000
ENKG note payable through acquisition to investor at 5.00% interest with interest payments beginning October 1, 2006 with all principal and accrued interest due by January 31, 2011, secured by certain corporate assets.	475,000	500,000
ENKG multiple twelve month notes payable to investor at 10% maturing in October and December 2008.	200,000	150,000
ENKG twelve month note payable to investor at 12% on loan from October 31, 2006 maturing October 31, 2008.	100,000	100,000
ENKG note payable to related party at 24% interest due by December 31, 2008.	25,000	-
HACS note payable at 9.55% interest with principal and interest payments of $596 through November 7, 2010, secured by truck vehicle.	18,142	23,290
HACS note payable at 9.39% interest in monthly installments of principal of $579 through December 12, 2010, secured by truck vehicle.	18,109	23,100
HACS note payable at 10.95% interest in monthly installments of principal and interest of $349 through July 4, 2011, secured by truck vehicle.	12,284	14,966
HACS note payable at 9.49% interest in monthly installments of principal and interest of $472 through August 9, 2011, secured by truck vehicle.	17,380	21,193
HACS note payable at 9.49% interest in monthly installments of principal and interest of $404 through August 29, 2011, secured by truck vehicle.	14,902	18,171
HACS note payable at 11.75% interest in monthly installments of principal and interest of $427 through March 26, 2112, secured by truck vehicle.	17,080	-
HACS note payable at 11.76% interest in monthly installments of principal and interest of $513 through April 26, 2112, secured by truck vehicle.	20,836	-

ENERGY KING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2007

EKI note payable at 5.00% interest for 24 months, beginning October 1, 2006, due October 2008.	24,145	38,921
EKI note payable to Tri-County Bank at 9.05% interest for 55 months payable in monthly installments of principal and interest of $831 through January 19, 2011, secured by truck vehicle.	26,423	33,648
EKI note payable to River City Bank at 4.87% interest for 60 months payable in monthly installments of principal and interest of $350 through November 2010, secured by truck vehicle.	11,408	14,968
EKI note payable to the California Department of Toxic Substances Control in settlement of legal action.	-	12,561
EKI note payable to the California Air Resources Board in settlement of legal action.	-	9,648
EKI note payable to the Sacramento County District Attorney’s Office in settlement of legal action.	37,357	55,990
EKI note payable to GMAC at 5.9% interest for 48 months payable in monthly installments of principal and interest of $631 through July 2008.	24,666	-
EKI note payable to GMAC at 5.9% interest for 48 months payable in monthly installments of principal and interest of $631 through July 2008.	24,666	-
WWMPC payable to bank under revolving line of credit, interest at 8%, due in monthly installments of principal and interest, secured by personal guarantees of WWMPC officers.	2,201	4,591
WWMPC note payable, interest at 0% interest, due on demand.	20,750	17,000
Total	5,274,668	2,830,792
Less current portion	(922,096)	(637,500)
Long-term debt	$4,352,572	$2,193,292

At December 31, 2007, the Convertible Debenture balance consists of:

Principal outstanding	$1,470,000
Debt discounts attributable to the value of warrants issued to lender, less accumulated amortization of $31,291	(125,159)
Balance, net of unamortized discounts	$1,344,841

In connection with the private Securities Purchase Agreement with Trafalgar Capital Specialized Investment Fund, a Luxembourg corporation (“Trafalgar”) dated June 29, 2007 (the “Agreement”) (see Note 10), the Company agreed to grant Trafalgar warrants to purchase 1,250,000 shares at $0.001 per share and 50,000 warrants to purchase shares of common stock at each of the first, second and third closing for each $100,000 in Debentures, exercisable at the lower of $0.07 per share or the closing bid price of the Registrant’s common stock on the date prior to the issuance of each warrant. All of the warrants are exercisable for a period of 5 years from the date of issuance. At the first closing of $1,500,000 in September 2007, the Company issued Trafalgar 1,250,000 warrants exercisable at a price of $.001 per share (valued at $106,125) and 750,000 warrants exercisable at a price of $.07 per share (valued at $50,325).

In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments ("EITF - 00-27"), and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” the Company recognized the $156,450 total value attributable to the warrants as an increase in additional paid-in capital and a discount against the Debenture.

The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of five years, an average risk free interest rate of 4.5%, a dividend yield of 0% and volatility of 100%.

10 - CONVERTIBLE DEBENTURE

The Company entered into a private Securities Purchase Agreement with Trafalgar Capital Specialized Investment Fund, a Luxembourg corporation (“Trafalgar”) dated June 29, 2007 (the “Agreement”). Pursuant to the Agreement, the Company agreed to issue to Trafalgar a 10% Secured Convertible Debenture (the “Debenture”) in the aggregate amount of $5,000,000, to be funded as follows (i) $1,500,000 on the first closing; $1,750,000 on the second closing; and $1,750,000 on the third closing.

ENERGY KING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2007

In September 2007, the first closing for $1,500,000 occurred. In addition to interest at 10%, the Agreement (as amended) also provides commencing December 2007, for the Company’s monthly payment of principal (totals of $30,000 in 2007, $480,000 in 2008 and $990,000 in 2009) and redemption premiums (totals of $1,800 in 2007, $63,600 in 2008, and $251,400 in 2009) equal to 6% of principal payments in December 2007 and 1% increases each month thereafter until the Debenture is satisfied in full.

The Company, at its option, has the right to redeem a portion or all of the Debenture (provided that the last trading day’s closing bid price of ENKG common stock is below $0.20 per share) at 120% of the amount redeemed.

The Debenture is secured by the Company’s assets. In addition, the two principal shareholders of the Company, co-founders, each pledged 17,857,143 million shares of common stock which represents more than 50% of their common stock holdings. The Debenture is convertible into shares of the Company’s common stock at the lower of $0.20 per share or an amount equal to eighty-five percent (85%) of the lowest volume weighted average price (“VWAP”) during the ten trading days immediately preceding the conversion only if the closing bid price or the VWAP for the Common Stock is at or above $0.20 per share. In the event the Company defaults on any of its obligations under the Agreement, Trafalgar is entitled, at its option, to convert the Debenture, plus accrued interest, into shares of the Registrant’s common stock, even if the closing price or VWAP is less than $0.20 per share.

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

The Company has agreed to register the shares of Common Stock underlying the conversion of the Debentures and the exercise of the warrants, subject to the provisions of Rule 415 under the Securities Act of 1933. The Investor Registration Rights Agreement provides that in the event that the Registration Statement is not declared effective by the Securities and Exchange Commission (the “SEC”) on or before the Scheduled Effective Date (December 20,2007, as amended) the Company is to pay Trafalgar as liquidated damates an amount equal to 2% of the outstanding balance for each 30 day period (or any part thereof) after December 20, 2007 that the Registration Statement is not declared effective by the SEC. On December 6, 2007, the Company filed a Registration Statement with the SEC. On February 14, 2008, the Company filed an amendment to the Registration Statement in response to a SEC comment letter. As of March 31, 2008, failure to cause the Registration Statement to be declared effective has resulted in total potential liquidated damages of $120,000 ($30,000 on December 20, 2007, $30,000 on Janary 20, 2007, $30,000 on February 20, 2007, and $30,000 on March 20, 2008). At December 31, 2007, the Company has included $30,000 in accrued expenses (which was charged to interest expense) in the consolidated balance sheet to reflect the liability at that date.

11 - ACCRUED EXPENSES PAYABLE

Accrued expenses payable consisted of:

	December 31, 2007	December 31, 2006
Compensation of officers	$287,117	$225,000
Other compensation, payroll taxes and withholdings	188,581	142,698
Interest	222,314	71,645
Warranty reserve	81,583	66,582
Liability related to acquisition	102,000	---
Other	193,705	87,156
Total	$1,075,300	$593,081

12 - EMPLOYEE BENEFIT PLANS

The Company provides a qualified deferred arrangement 401(k) plan whereby employees may contribute up to 25% of gross compensation to the plan. The Company has the option to match employee contributions up to 4% of the employees’ wages. There were no Company contributions during the years ended December 31, 2007 and 2006.

ENERGY KING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2007

13 - PREFERRED STOCK

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

At December 31, 2007 and 2006, preferred stock consisted of:

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

 14 - COMMON STOCK

On June 28, 2007, the Company issued a total of 3,000,000 shares of its common stock to the two former Energy King, Inc. (EKI) stockholders. 2,500,000 shares were issued to one of the former EKI stockholders in satisfaction of $500,000 in notes payable to him and 500,000 shares of the Company’s common stock were issued to the other former EKI stockholder in satisfaction of $100,000 in notes payable to this joint tenancy.

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

ENERGY KING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2007

On March 31, 2007, the Company issued 400,000 shares of its common stock to an investor it was indebted to under a note payable in the amount of $162,530 at December 31, 2006. Pursuant to a verbal agreement, the note payable to this investor was to be reduced by amounts realized from this investor’s sale of the 400,000 shares. Through September 30, 2007, this investor sold 160,900 shares of the Company’s common stock for net proceeds of $21,025. In October 2007, the Company repaid the remaining balance due this investor less an agreed reduction of $23,910 for the 239,100 unsold shares.

On January 8, 2007, the Company issued 1,000,000 shares of its common stock to WWMPC. Since WWMPC is a wholly owned subsidiary of ENKG, this transaction was not reflected at the date of issuance. In the three months ended June 30, 2007, WWMPC delivered 230,000 of the 1,000,000 shares to third parties for certain services to be rendered to WWMPC. The Company has reflected the $23,000 estimated fair value of the 230,000 shares of its common stock as an increase in selling, general and administrative expenses.

In April and May 2006, ENKG sold 1,980,000 restricted shares of ENKG Common Stock (provided by the two former BVI stockholders) to 11 accredited investors at a price of $.25 per share, or $495,000 total. The related subscription agreements provided that in the event the market value of the shares sold are less than the subscription amounts (based upon the average closing price of the shares during the 30 day period 12 months from the date of the subscribers' receipt of the shares), the stockholders will issue the respective subscriber an additional number of restricted shares so that the value of the subscriber's shares with the additional shares will equal the subscriber's subscription amount. In March 2007, nine of the investors who own a total of 1,900,000 of these shares agreed to accept 5,700,000 warrants in consideration of their waiver of the provision requiring delivery of additional restricted shares to them. Each warrant is exercisable into one share of common stock at a price of $0.05 per share and expires at dates ranging from August 31, 2008 to September 14, 2008.

In June 2006, the Company issued 85,759 restricted shares of ENKG common stock for cash and services. At December 31, 2005, WWMO had 29,170,152 shares of common stock issued and outstanding.

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

On February 22, 2006 (effective March 1, 2006), the Share Exchange Agreement closed and WWMO authorized the issuance of an additional 78,192,001 shares of common stock to BVI's two shareholders. Accordingly, after closing of the Share Exchange Agreement, ENKG had 98,462,859 shares of common stock issued and outstanding.

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

15 - INCOME TAXES

ENKG files a consolidated income tax return with its subsidiaries for federal reporting purposes with subsidiaries filing separate income tax returns for state reporting purposes.

The provision for income taxes consists of the following:

	December 31, 2007	December 31, 2006
Current—
Federal	$—	$—
State	4,924	10,599
Total current	4,924	10,599

ENERGY KING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2007

Deferred—
Federal	(317,505)	(315,706)
State	(81,203)	(80,743)
Valuation allowance	348,708	396,449
Total deferred	—	—
Total income taxes	$4,924	$10,599

A reconciliation of the expected income tax expense (benefit) to reported income taxes follows:

	December 31, 2007	December 31, 2006
Federal income tax at 34%	(345,114)	(343,159)
State income tax, net	(48,670)	(42,691)
Change in valuation allowance	398,708	396,449
Total	$4,924	$10,599

 Management has not determined it to be more likely than not that any portion of the deferred tax asset attributable to the future utilization of the net operating loss carryforwards as of December 31, 2007 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2007. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards are available in varying amounts through year 2027 to offset future taxable income. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income will be limited.

16 - COMMITMENTS AND CONTINGENCIES

Operating leases:

ENKG leased its office space (approximately 400 square feet) under a non-cancelable lease agreement executed June 12, 2006 and which expired December 31, 2007. The lease has been continued as a month-to-month lease agreement executed on January 3, 2008. The lease provides for monthly rental payments of $2,038.

HACS leases its office space (approximately 12,000 square feet) under a non-cancelable lease agreement executed January 26, 2005 with a lessor partially owned by the General Manager of HACS. The lease provides for monthly rental payments of $7,500 through January 2010. EKI leases its office space (approximately 4,000 square feet) under a month-to-month lease with a rental of $2,700 per month at Sacramento and $1,800 per month for its Riverbank operations, and negotiations are underway to extend the leases. WWMPC leases its office space under a one year lease expiring December 2007 at rentals of $776 per month and has been extended on a month-to-month basis. HACS leases truck vehicles under month to month lease agreements.

For the years ended December 31, 2007 and December 31, 2006, rent expense under operating leases consisted of:

	December 31, 2007	December 31, 2006
ENKG Corporate office space	$24,616	$12,827
HVAC office space	87,750	107,267
HVAC truck vehicles	120,479	53,360
WWMPC office space	10,888	7,785
Total	$243,733	$181,239

ENERGY KING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2007

At December 31, 2007, the aggregate future minimum lease payments under non-cancelable operating lease agreements were as follows:

Year Ended December 31,
2008	$152,075
2009	137,326
2010	27,014
2011	4,798
2012	—
Total	$321,213

Employment Agreements:

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

On September 28, 2006, BEYV executed an employment agreement with Alan Hardwick to serve as President of EKI. The agreement expires August 31, 2008 and provides for an annual salary of $165,000.

On September 28, 2006, BEYV executed an employment agreement with Varin Larson to serve as Vice President of EKI. The agreement expires August 31, 2008 and provides for an annual salary of $165,000.

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

17 – SUBSEQUENT EVENTS

Effective February 15, 2008, BEYV changed its name to ENKG to better reflect the scope of services provided by the company.

On February 29, 2008, ENKG entered into a merger agreement with Gallagher's Heating & Air Conditioning, Inc., a California corporation ("Gallagher’s"), and certain other parties pursuant to which a wholly owned Delaware subsidiary of ENKG was merged on February 29, 2008 with and into Gallagher’s and ENKG became the owner of 100% of the issued and outstanding shares of Gallagher’s.  Pursuant to the merger agreement the shares of the former sole stockholder of Gallagher’s were converted upon the effectiveness of the merger into a combination of cash and promissory notes as follows: 1) a cash payment of $500,000; 2)  a promissory note for $1,586,667; and 3) a convertible promissory note for $2,000,000;  for a total consideration of $4,086,667.  Gallagher’s was the surviving corporation in the merger and upon the effectiveness of the merger Gallagher’s became a wholly-owned subsidiary of ENKG.

ITEM 8.   CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A./8A(T)   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-KSB, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as amended, we evaluated under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of December 31, 2007, which was the end of our fiscal year. Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our finance organization.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits the company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2007, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Group	BOD Committee(s)	Employed Position(s) W/Company	With Buckeye Since
Alan J. Mintz	58	Director, Executive Team, Management Team	Executive (Chair), Finance	Chief Executive Officer & President	2005
Larry Weinstein	59	Director, Executive Team, Management Team	Executive	Executive Vice President, Secretary & Treasurer	2005
Stephen Kurz	53	Executive Team, Management Team		Vice President Operations	2006
Henry S. Leonard	51	Executive Team, Management Team		Vice President Finance, Chief Accounting Officer, Controller	2006
Alan Hardwick	47	Management Team		General Manager, Energy King, Inc.	2006
Jim Papasodero	49	Management Team		General Manager, Heating, Air Conditioning Services, Inc.	2005
Alfred R. Roach, Jr.	63	Director	Chairman of the Board of Directors on all committees		2006
Randy Eakin	45	Director	Audit (Chair), Finance		2006
Larry Epstein	57	Director	Compensation-Nominating-Governance, Audit		2006
Paul Hancock	50	Director	Executive, Finance, Compensation-Nominating-Governance (Chair)	President, WWMPC	2006
Ron Smith	69	Director	Compensation-Nominating-Governance, Finance		2006
Adam Taylor	55	Director	Compensation-Nominating-Governance, Audit		2006
`

Biographical information for directors and executive officers:

Alan J. Mintz, age 58, currently serves as our Chief Executive Officer and President. He was our Chairman of the board of directors, CEO and President since inception in May 2005. On November 5, 2006, Mr. Alfred R. Roach was appointed Chairman, and Mr. Mintz continues to serve as a Director. Alan Mintz provides Buckeye Ventures a combination of operational and acquisitions-related experience that is virtually unmatched in the industry today. Prior to joining Buckeye in 2005, Mr. Mintz was a self employed consultant from 2003 through 2004. He gained this experience while serving as an integral part of the senior management teams of both ARS and Blue Dot Services, from 1990 to 2002, and it was this period that shaped his insight regarding the shortcomings of traditional Consolidation.  Moreover, it was while serving in these roles that he came to fully appreciate the full potential that would be available to those companies that could truly establish an effective national brand. In addition to his duties with ARS and Blue Dot, Mintz served as president of Atlantic Richfield's $30 million HVAC contracting division, and he founded Havsco Heating and Air Conditioning, which became the largest residential and light commercial HVAC company in the Cleveland area. Alan was founder of the Greater Cleveland Air Conditioning Contractors Association. Alan's accomplishments include involvement with more than 100 acquisitions on both the buy and sell side.

Larry Weinstein, age 59, has served as our Executive Vice President over Investor Relations since May 2005. He has launched and developed with Alan Mintz, the business strategy and organizational structure of Buckeye Ventures, Inc. From 2000 to 2005, Mr. Weinstein was an independent contractor providing consulting and fund raising services. From 1999 through 2000, Mr. Weinstein was Vice President of Strategic Projects for Cybergold, Inc., a high technology public company in Oakland, California. He was a senior executive involved in its successful Initial Public Offering. He has been instrumental in securing investment capital for Buckeye Ventures, Inc. and raised millions of dollars for other small technology companies as well as handling their Investor Relations campaigns.

Stephan Kurz, age 53, has served as our Regional Vice President since March 2006. Steve is instrumental in locating prospective acquisition candidates, due diligence, and assimilating new acquisitions into the Buckeye structure. Steve works with existing subsidiaries of Buckeye to improve operations and increase sales. From January 2004 until January 2006, Mr. Kurz served as General Manager of ARS, Inc. As General Manger of American Residential Services, he was assigned the responsibility of service center turn around. From November 2001 through December 2003, he was certified as a Six Sigma Black Belt which teaches the implementation of measurement-based strategies that focus on process improvements and variation reductions. Mr. Kurz worked at Blue Dot Services as the East Coast Acquisitions Manager in 1998 and 1999.

Henry S. Leonard, age 51, serves as Chief Financial Officer and Chief Accounting Officer of Buckeye Ventures, Inc. and has handled the duties of Corporate Controller since August 2006 and those of CFO since January, 2007. Henry was Chief Financial Officer and director Global Health Trax from 2003 to 2006. He served as CFO and Director for Nutri-Sport from 1999 to 2003. Prior to 2003, Mr. Leonard was self-employed as a full time CPA. . He is a Certified Public Accountant licensed to practice in California, Hawaii and Florida. He holds a Doctorate in Business Administration, Master of Business Administration and is a Certified Management Accountant. He is a member of the American Institute of Certified Public Accountants, The Institute of Management Accountants, and the California and Hawaii CPA societies. He is an adjunct faculty member of National University, the University of Phoenix and DeVry University in finance and accounting. Henry has maintained a public accounting practice since 1994 which currently occupies approximately fifteen hours per week of his time.

Alfred R. Roach, Jr., age 63, serves as Chairman of the Board of Buckeye Ventures, Inc. Alfred R. Roach, Jr. brings Buckeye Ventures one of the most distinguished careers in the HVAC industry.  From August 2004 to the present, Mr. Roach has been owner and CEO of 20 Minutes To Fitness of Sarasota, Florida, Inc. From May 2000 to the present, Mr. Roach has been a general partner in legal practice with Callahan, Roach and Garofalo. Mr. Roach practiced law in Atlanta, Georgia, from 1972 until 1986 with Callahan, Roach and Associates before returning in 2000. His practice focused on general corporate and commercial law, including corporate finance, merger and acquisitions, with a heavy emphasis on franchise law. His franchise practice included document preparation (franchise agreements and disclosure), deal negotiations, compliance management, and franchisee relations and dispute resolutions. As partner with Callahan/Roach & Garofalo, past president of Encompass Services Mechanical Group from July 1997 to April 2000 and prior president and general counsel for Service America Corporation from 1987 to 1989, he offers a level of insight and practical understanding of the sector that few can match.  Along with participating in the building and operation of significant HVAC businesses himself, he has also been instrumental in the development and dissemination of operational and pricing programs that have set the standard for HVAC operations nationally.  He is widely sought-out as a consultant on virtually all aspects of the business, and he is generally regarded as one of the principal architects of the contemporary comfort services industry.

Randy Eakin, age 45, serves as a Director on the Board of Buckeye Ventures, Inc. Since 2006 he has been Chief Financial Officer for Mini-Skool's Early Learning Centers. He was most recently Senior Vice President and Chief Financial Officer for Swope Community Enterprises from 2004 through 2005, which is a holding company with member companies operating in the healthcare, real estate development and urban planning industries. Swope had over $300 million of annual revenues and more than 500 employees. Prior to Swope, Mr. Eakin served at the Director level at P.F. Chang's China Bistro, Inc. in 2004, a national publicly held multi-unit restaurant company operating two concepts in the Asian niche with annualized revenues of $775 million and over 16,500 employees. Certain of his duties at P.F. Chang's included matters of corporate finance, including the establishment of formal processes and infrastructure for Sarbanes-Oxley compliance. Mr. Eakin's background also includes high level positions at Sprint Nextel Corporation from 1993 through 2003 and PriceWaterhouseCoopers from 1985 to1993 with extensive experience in the areas of auditing, risk management and corporate financial planning and analysis.

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

Paul Hancock, 57, serves as a Director on the Board of Buckeye Ventures, Inc. He is the founder and developer of World Wide Motion Picture's film/television production concept, and has served as President and Chief Executive Officer of the company since its inception in July of 1977. Prior to and during his tenure with the company, he has functioned as a production and business advisor to various film financing and production companies and has supervised the development/packaging and production of a wide variety of moderately budgeted/cost-controlled feature film and television projects. Mr. Hancock was responsible for leading one of the first exploratory film finance teams to the Wall Street capital markets in the late 1970's in order to develop and encourage motion picture financing by the investment banking community. He was instrumental in the formulation of entertainment industry relationships specifically in moderate budget feature film production financing with companies such as E.F. Hutton & Co.; Kidder, Peabody and Prudential-Bache Securities. Mr. Hancock has also been a lecturer on various aspects of the entertainment industry, entrepreneurship and finance at university graduate schools of business, seminars and conferences, is a frequent radio talk show guest discussing independent film financing, production and marketing, and is published in various print media encompassing film and television industry topics. He has developed and maintained a specialized expertise in and conducted diverse consulting for motion picture and television financial packaging, specifically for public securities offerings, private sector investments and commercial banking. He was previously employed in a variety of management capacities in the theater and hotel businesses for Farber Enterprises and Ramada Incorporated. Mr. Hancock attended the Cranbrook Academies, Eastern Michigan University, and the University of California at Los Angeles. He belongs to several professional organizations including the Academy of Television Arts and Sciences.

Ron Smith, 71, serves as a Director on the Board of Buckeye Ventures, Inc. In 1965 after working for another local company for three years, he founded Modern Air Conditioning. Inc. in Ft Myers, FL with a borrowed $500, no customers and no coworkers, and built it into one of the premier and most recognized and respected firms in the U.S. with $15 million in annual revenues before selling it in 1986 to a Philadelphia based mechanical contractor. Later he purchased, significantly grew, and then sold three similar air conditioning companies in the Louisiana and Florida markets. In 1985 he founded Service America, based in Atlanta, GA, the first national HVAC franchiser. In less than four years the firm had over 100 franchisees. Ron Smith & Associates (RS&A), an HVAC exclusive training and consulting company based in Roswell, GA was founded in 1991. RS&A, with its focus on operations, systems, processes, and disciplines soon became one of the industry's leading training and consulting firms. In 1997 he joined Service Experts in Brentwood, TN, an HVAC consolidator and public company, as its Chief Operating Officer and served in that position until mid 2000 after the company was sold to Lennox Industries. Currently, Ron consults with and coaches, on a limited basis, contractors and distributors. Ron founded, co-founded, owned, or has an ownership position in fourteen businesses. They are Modern Air Conditioning in Ft. Myers, FL; Service America in Atlanta, GA; Carl's Service America in Baton Rouge, LA; Edwards and Smith in Ft. Myers, FL; Hart's Electric Motor Shop in Ft. Myers, Fl; R.L. Anderson in Venice, FL; Venture International (Ron Smith & Associates) in Roswell, GA; Anderson Firestone in Ft. Myers, FL; Spiro International in Fribourg, Switzerland; Service Canada in Mississauga, Canada; Energy Management and Controls in Sarasota, FL; Service Roundtable in Grapevine, TX; Ron Smith Coaching and Consulting in Brentwood, TN; and, HVACR Business in Cleveland, OH. He served eleven years as a member of the Florida Construction Industry Licensing Board, and also served on the Florida Governor's Conference on Small Business. In 1979 he was chosen Free Enterprise Citizen of the Year in Ft. Myers/Lee County, Fl. In 1980/81 he graduated from Harvard Business School's Executive Education Program, Managing Organizational Effectiveness.

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

Adam Taylor, 55, serves as a Director on the Board of Buckeye Ventures, Inc. He is currently President of Associated Production Music, the world's largest music production company, having the largest available collection of original production music. He has held this position since 2001. For more than the past twenty years, Mr. Taylor has specialized in providing consulting services to intellectual property companies, organizations and individuals related to optimizing the economic value of copyrights, trademarks and patents. From 1979 to 1989, Mr. Taylor served as the Chief Executive Officer and President of Caswell-Massey, the oldest chemist and perfumers in the U.S., established in 1752. Mr. Taylor also was a founding partner of a firm that developed entertainment properties, including several television series from 1990 to 1996

Family Relationships

There are no family relationships between or among any of the current directors, executive officers or persons nominated or charged by the Company to become directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons, or any proposed directors, has been involved in any of the following events during the past five years:

1.           any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.           any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;

3.           being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.           being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our directors and certain of our officers, as well as persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports with the SEC. The SEC has established specific due dates for these reports have been established. During the fiscal year ended December 31, 2007, based solely on our review of the copies of such reports filed with the SEC and written representations to us that no other reports were required, we believe that none of the reports required to be filed by Section 16(a) by our Reporting Persons have been filed on a timely basis.

Accordingly, we have requested that all Reporting Persons file all required reports as soon as possible.

Board of Directors: Nominating Procedures

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Board Committees and Director Independence

Our board of directors has established (i) an Audit Committee, (ii) an Executive Committee, (iii) a Finance Committee, and (iv) a Compensating-Nominating-Governance Committee.  The members of each committee are listed above in the subsection titled “Executive Officers and Directors.”

Our Audit Committee is responsible for reviewing our financial reporting procedures and internal controls, the scope of annual and any special audit examinations carried out by our auditors, the performance, independence, and compensation of our auditors, systems and disclosure controls established to comply with regulatory requirements and our annual financial statements before they are reviewed and approved by our board of directors. Such reviews are carried out with the assistance of our auditors and our senior financial management.

Our Executive Committee is responsible for general oversight and policy implementation relative to corporate strategy and operations. The Executive Committee acts on behalf of the board of directors in matters of corporate operations and policy, except for certain powers reserved exclusively to the board of directors. In addition, the Executive Committee may assist in identifying potential new members for the board of directors, subject to review by the independent Compensating-Nominating-Governance Committee, and may assist in identifying potential executive officers.

Our Finance Committee is responsible for reviewing the banking and financial activities of the company and making recommendations to the board of directors and the Executive Committee with respect to those matters, as well as any other matters affecting the business and affairs of the company that may be referred to it by the Chief Executive Officer, the Chairman of the Board or the Executive Committee.

Our Compensating-Nominating-Governance Committee is responsible for identifying individuals qualified to become members of the board of directors and reviewing and evaluating such candidates. This committee is also responsible for reviewing and recommending compensation for corporate officers and consultants. The Compensating-Nominating-Governance Committee is comprised entirely of "independent" directors, as defined under NASD listing standards and SEC rules.

We believe that the following directors are considered “independent” under Rule 4200(a)(15) of the National Association of Securities Dealers listing standards: Alfred R. Roach, Jr., Randy Eakin, Ronald L. Smith, and Adam Taylor.

ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets forth information with respect to the compensation of our Chief Executive Officer and the other executive officer who earned more than $100,000 per year at the end of the last completed fiscal year for services provided to us and our subsidiaries in 2006 and 2005.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Alan J. Mintz, Chief Executive Officer & President	2007 2006	150,000(1) 150,000(2)	0 0	3,000 0	0 0	0 0	0 0	150,000 150,000
Larry Weinstein, Vice President, Secretary & Treasurer	2007 2006	150,000(3) 150,000(4)	0 0	3,000 0	0 0	0 0	0 0	150,000 150,000

(1)	In 2007, Mr. Mintz, received $6,250 in pay against an accrued but unearned amount of $143,655 from prior years for a total of $150,000.
(2)	In 2006, Mr. Mintz, had accrued and not received gross salary in the amount of $43,655 and was paid a gross salary of $106,345 for a total of $150,000.
(3)	In 2007, Mr. Weinstein, had accrued and not received gross salary in the amount of $18,750 and was paid a gross salary of $131,250 for a total of $150,000.
(4)	In 2006, Mr. Weinstein, had accrued and not received gross salary in the amount of $46,155 and was paid a gross salary of $103,845 for a total of $150,000.

Director Compensation

Our non-employee directors have agreed to forego receiving cash compensation until we reach a cash flow breakeven position.

The table below summarizes the compensation that we paid to non-employee directors for the fiscal year ended December 31, 2007.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Randy Eakin	2007	0	0	3,000	0	0	0	3,000
Larry Epstein	2007	0	0	3,000	0	0	0	3,000
Paul Hancock	2007	0	0	3,000	0	0	0	3,000
Alfred R. Roach, Jr.	2007	0	0	3,000	0	0	0	3,000
Ronald L. Smith	2007	0	0	3,000	0	0	0	3,000
Adam Taylor	2007	0	0	3,000	0	0	0	3,000

$3,000 was the equivalent of 25,000 shares of Energy King’s common stock priced at $.12 per share on the issue date. The amount was determined by the BOD as compensation for serving during the year based on three meetings at $1,000 per meeting.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company paid rent during 2007 and 2006 to an employee of the Company, Jim Papasodero, who is President of Energy King's wholly owned subsidiary, Heating and Air Conditioning Services, Inc. The rents paid and terms under the sublease are the same as was paid prior to its acquisition. Rent expense for the years ended December 31, 2007 and 2006 was approximately $90,000 and $91,067 respectively.

ITEM 13.  EXHIBITS

INDEX OF EXHIBITS

		Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
2.1	Agreement and Plan of Merger by and among Buckeye Ventures, Inc., EK Acquisition Corp., Energy King, Inc., and Alan Hardwick, Varin Larson and Deanna Larson dated September 28, 2006	10.1	Form 8-K/A Filed 2007-01-22
2.2	Agreement and Plan of Merger by and among Buckeye Ventures, Inc., a Michigan corporation, and Buckeye Ventures, Inc., a Nevada corporation, dated August 3, 2007	2.2	Form SB-2 Filed 2007-12-06
2.3	Agreement and Plan of Merger by and among Buckeye Ventures, Inc., a Nevada corporation, GHA Acquisition Corp., a Delaware corporation, Gallagher’s Heating & Air Conditioning, Inc., a California corporation, and Timothy E. Gallagher	10.1	Form 8-K Filed 2008-03-06
3.1	Amended and Restated Articles of Incorporation of Buckeye Ventures, Inc., a Michigan corporation	3.1	Form SB-2 Filed 2007-12-06
3.2	Bylaws of Buckeye Ventures, Inc., a Michigan corporation	3.2	Form SB-2 Filed 2007-12-06
3.3	Restated Certificate of Incorporation of Buckeye Ventures, Inc., a Nevada corporation	3.3	Form SB-2 Filed 2007-12-06
3.4	Bylaws of Buckeye Ventures, Inc., a Nevada corporation	3.4	Form SB-2 Filed 2007-12-06
3.5	Certificate of Amendment to Articles of Incorporation of Buckeye Ventures, Inc., a Nevada corporation (Name Change)	3.1	Form 8-K Filed 2008-02-25

10.1	Asset Purchase Agreement among Energy King, Inc., Barnett Plumbing, Inc., and Robert E. Barnett and Sherry E. Barnett dated January 2, 2007	10.1	Form 8-K Filed 2007-01-16
10.2	Employment Agreement between Energy King, Inc. and Varin Larson dated September 28, 2006	99.1	Form 10-QSB Filed 2006-11-20
10.3	Employment Agreement between Energy King, Inc. and Alan Hardwick dated September 28, 2006	99.2	Form 10-QSB Filed 2006-11-20
10.4	Promissory Note Secured by Pledge Agreement between Buckeye Ventures, Inc. and Varin Larson and Deanna Larson dated September 28, 2006	99.3	Form 10-QSB Filed 2006-11-20
10.5	Pledge Agreement between Buckeye Ventures, Inc. and Varin Larson and Deanna Larson dated September 28, 2006	10.5	Filed Herewith
10.6	Promissory Note Secured by Pledge Agreement between Buckeye Ventures, Inc. and Alan Hardwick dated September 28, 2006	99.4	Form 10-QSB Filed 2006-11-20
10.7	Securities Purchase Agreement between Buckeye Ventures, Inc., and Trafalgar Capital Specialized Investment Fund	4.1	Form 8-K Filed 2007-10-04
10.8	10.0% Secured Convertible Debenture between Buckeye Ventures, Inc., a Michigan corporation and Trafalgar Capital Specialized Investment Fund dated June 29, 2007	4.2	Form 8-K Filed 2007-10-04
10.9	Warrant to Purchase 500,000 Shares of Common Stock of Buckeye Ventures, Inc., a Michigan corporation held by Trafalgar Capital Specialized Investment Fund dated June 29, 2007	10.9	Form SB-2 Filed 2007-12-06
10.10	Warrant to Purchase 750,000 Shares of Common Stock of Buckeye Ventures, Inc., a Michigan corporation held by Trafalgar Capital Specialized Investment Fund dated June 29, 2007	10.10	Form SB-2 Filed 2007-12-06
10.11	Registration Rights Agreement between Buckeye Ventures, Inc., a Michigan corporation and Trafalgar Capital Specialized Investment Fund dated June 29, 2007	10.11	Form SB-2 Filed 2007-12-06
10.12	Security Agreement between Buckeye Ventures, Inc., and Trafalgar Capital Specialized Investment Fund dated June 29, 2007	10.12	Form SB-2 Filed 2007-12-06

10.13	Escrow Agreement among Buckeye Ventures, Inc., Trafalgar Capital Specialized Investment Fund and James G. Dodrill II, P.A	10.13	Form S-1/A Filed 2008-02-14
10.14	Irrevocable Transfer Agent Instructions	10.14	Form S-1/A Filed 2008-02-14
10.15	Energy King California Lease Agreements	10.15	Form S-1/A Filed 2008-02-14
10.16	Heating and Control Systems Massachusetts Lease Agreement	10.16	Form S-1/A Filed 2008-02-14
10.17	Employment Agreement of Alan J. Mintz	10.17	Form S-1/A Filed 2008-02-14
10.18	Employment Agreement of Larry Weinstein	10.18	Form S-1/A Filed 2008-02-14
10.19	Employment Agreement of James Papasodero	10.19	Form S-1/A Filed 2008-02-14
10.20	Employment Agreement of Paul Hancock	10.20	Form S-1/A Filed 2008-02-14
21.1	List of Subsidiaries	21.1	Filed Herewith
31.1	Rule 13a-14(a) Certification of Alan J. Mintz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1	Filed Herewith
31.2	Rule 13a-14(a) Certification of Henry S. Leonard pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2	Filed Herewith
32.1	Section 1350 Certification of Alan J. Mintz pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1	Filed Herewith
32.2	Section 1350 Certification of Henry S. Leonard pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2	Filed Herewith

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2007 and 2006, the Company utilized the services of Michael E. Studer, CPA, P.C.. whose firm did not provide any services to the Company related to financial information systems design and implementation.

The aggregate fees billed by Michael E. Studer, CPA, P.C. to the Company for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
Audit Fees (1)	$62,636	$42,500
All Other Fees (2)	--	--
Total Fees for Services Provided	$62,636	$42,500

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

(2)  All Other Fees – This category consists of fees for other miscellaneous items. The Company did not pay any Tax Fees or other fees for professional services rendered by our independent auditors for tax compliance and tax advice.

Pre-Approval Policies and Procedures – Prior to engaging its accountants to perform particular services, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedure.

64

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY KING, INC.
March 31, 2008	By:	/s/ ALAN J. MINTZ
Allan J. Mintz
Chief Executive Officer & President

March 31, 2008	By:	/s/ HENRY S. LEONARD
Henry S. Leonard
Chief Financial Officer and Chief Accounting Officer

In accordance with the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN J. MINTZ
Alan J. Mintz	Chief Executive Officer, President and a Director	March 31, 2008
(Principal Executive Officer)

/s/ LARRY WEINSTEIN
Larry Weinstein	Executive Vice-President, Corporate Secretary and a Director	March 31, 2008

/s/ ALFRED R. ROACH, JR.
Alfred R. Roach, Jr.	Director, Chairman of the Board	March 31, 2008

/s/ PAUL D. HANCOCK
Paul D. Hancock	Director	March 31, 2008

/s/ RANDY EAKIN
Randy Eakin	Director	March 31, 2008

/s/ LARRY EPSTEIN
Larry Epstein	Director	March 31, 2008

/s/ RONALD L. SMITH
Ron Smith	Director	March 31, 2008

/s/ ADAM TAYLOR
Adam Taylor	Director	March 31, 2008