Form 10QSB/A
period 2006-03-31
ENERGY KING, INC.
filed 2008-04-28
CIK 1005502

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A
Amendment No. 3

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS AND MANAGEMENT'S STATEMENT REGARDING INTERIM PERIOD ADJUSTMENTS

The statements which are not historical facts contained in this Form 10-QSB are "forward looking statements" that involve risks and uncertainties. The words "anticipate", "believes", "expect", "intend", "may" or similar expressions used in this Form 10-QSB as they relate to the Company or its Management are generally intended to identify such forward looking statements. These risks and uncertainties contained in this Form 10-QSB include but are not limited to, product demand and market acceptance risks, the effect of economic conditions generally and retail/wholesale in the heating, ventilation, air conditioning, plumbing, motion picture and television industry and marketing conditions specifically, the impact of competition, labor shortages, increase in wage rates, unexpected increases in general operating costs, technological difficulties, capacity and supply constraints or difficulties, the results of financing efforts, changes in consumer preferences and trends, the effect of the Company's accounting policies, weather conditions, acts of God, and other risks detailed in the Company's Securities and Exchange Commission filings. The Company's management has made all the adjustments relative to the fiscal year end statements and the interim period herein, which in the opinion of management are necessary in order to make the financial statements not misleading.

Item 3. Controls and Procedures

The Company's Chairman and Chief Executive Officer, Alan J. Mintz, the Audit Committee, and the Company's Secretary Larry Weinstein, have evaluated the Company's disclosure controls and procedures as of the end of the period covered by this report.

The Company's disclosure controls and procedures include a roll-up of financial and non-financial reporting that is consolidated in the offices of the Chief Executive Officer and the Audit Committee. The reporting process is designed to ensure that information required to be disclosed by the Company in the reports that it files with or submits to the Securities and Exchange Commission is recorded, processed, summarized and reported under the direction of its Internal Auditor and Compliance Officer within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, Messrs. Mintz, Weinstein and the Audit Committee have concluded that (i) our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in accordance with and within the time periods specified in Securities and Exchange Commission rules and forms; and (ii) our disclosure controls and procedures are effective also to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions about required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures .

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

BUCKEYE VENTURES, INC.

April 28, 2008	By:	/s/ ALAN J. MINTZ
Alan J. Mintz
Chief Executive Officer & President

April 28, 2008	By:	/s/ HENRY S. LEONARD
Henry S. Leonard
Chief Financial Officer and Chief Accounting Officer