Form 10KSB/A
period 2006-12-31
ENERGY KING, INC.
filed 2008-04-28
CIK 1005502

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A
Amendment No. 2

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
Securities registered pursuant to Section 12 (g)  of the Act:

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

Category	Corporate Office	Heating Air Conditioning Services, Inc.	Energy King, Inc. - Sacramento	Energy King, Inc. - Barnett	World Wide Motion Pictures, Inc.	Totals	%
Management	3	4	2	1	--	11	14%
Admin	1	2	4	3	--	9	12%
Service & dispatch	--	6	6	4	--	16	21%
Installers	--	12	9	7	--	28	36%
Sales	--	4	4	2	--	10	13%
Other	1	1	--	1	--	3	4%
Totals	5	29	25	18	0	77	100%

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

	Year Ended December 31,
	2005			2006
Revenues	$2,064,197	100.0%		$6,273,685	100.0%
Cost of services	1,328,906	64.4%		3,809,743	60.7%
Gross profit	735,291	35.6%		2,463,942	39.3%
Selling, general and administrative expenses	1,022,799	49.5%		3,401,916	54.2%
Operating income (loss)	(287,508)	(13.9%	)	(937,974)	(14.9%	)
Interest expense, net	(13,508)	(0.7%	)	(131,535)	(2.1%	)
Other income (expense)	--	--		60,218.9%
Income (loss) before income taxes	(201,016)	(14.6%	)	(1,009,291)	(16.1%	)
Income tax expense (benefit)	(10,358)	(0.5%	)	(10,599)	(0.2%	)
Income (loss) from continuing operations	(311,374)	(15.1%	)	(1,009,291)	(16.1%	)
Extraordinary item from acquisition of Heating and Air Conditioning Services, Inc.	114,532	5.52%		--
Net income (loss)	$(196,842)	(9.5%	)	$(1,009,291)	(16.1%	)
Income (loss) per share - basic and diluted
Income (loss) from continuing operations	(0)			(0.1)
Extraordinary item from acquisition of Heating and Air Conditioning Services, Inc.	0			--
Net income (loss)	(0)			(0.1)
Diluted--
Income (loss) from continuing operations	(0)			(0.1)
Extraordinary item from acquisition of Heating and Air Conditioning Services, Inc.	0			--
Net income (loss)	$(0)			$(0.1)
Cash dividends per share	--			--

BALANCE SHEET DATA:
Total current assets	1,081,218	1,346,052
Total assets	1,278,333	4,205,844
Total current liabilities	1,353,785	2,134,777
Total non-current liabilities	46,390	2,093,292
Total stockholders' equity	(121,842)	(22,225)
Working capital	(272,567)	(788,725)

Table 2 - Quarterly Results of Operations (Unaudited)

Quarterly financial information for the year ended December 31, 2006 is summarized as follows:

	2006
	Q1	Q2	Q3	Q4
Revenues	$956,601	$1,515,747	$1,416,660	$2,384,677
Gross profit	325,546	494,416	604,577	1,039,403
Operating income (loss)	(130,771)	(207,032)	(312,411)	(287,760)
Income (loss) from continuing operations	(156,101)	(217,953)	(319,184)	(326,652)
Net income	$(156,101)	$(217,953)	$(319,184)	$(326,652)
Income (loss) per share - basic and diluted	$(.00)	$(.00)	$(.00)	$(.01)

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

ITEM 7.  FINANCIAL STATEMENTS

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

INDEX TO FINANCIAL STATEMENTS

	Page	Sequential Page Number
Buckeye Ventures, Inc.
Report of Independent Registered Public Accounting Firm	F-2	29
Consolidated Balance Sheets	F-3	30
Consolidated Statements of Operations	F-4	31
Consolidated Statements of Stockholders' Equity	F-5	32
Consolidated Statements of Cash Flows	F-6	33
Notes to Consolidated Financial Statements	F-7 - F-21	34-48

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

ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's executive management is responsible for ensuring the effectiveness of the design and operation of our disclosure controls and procedures. We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal year covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that (i) our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in accordance with and within the time periods specified in Securities and Exchange Commission rules and forms; and (ii) our disclosure controls and procedures are effective also to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions about required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and certain of our officers, as well as persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports with the SEC. The SEC has established specific due dates for these reports have been established. During the fiscal year ended December 31, 2006, based solely on our review of the copies of such reports filed with the SEC and written representations to us that no other reports were required, we believe that none of the reports required to be filed by Section 16(a) by our Reporting Persons have been filed on a timely basis.

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