Form 10QSB/A
period 2007-03-31
ENERGY KING, INC.
filed 2008-04-28
CIK 1005502

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

The reporting process is designed to ensure that information required to be disclosed by the Company in the reports that it files with or submits to the Securities and Exchange Commission is recorded, processed, summarized and reported under the direction of its Internal Auditor and Compliance Officer within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, Messrs. Mintz, Leonard, Weinstein and the Audit Committee have concluded that (i) our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in accordance with and within the time periods specified in Securities and Exchange Commission rules and forms; and (ii) our disclosure controls and procedures are effective also to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions about required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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