Form 10QSB/A
period 2007-06-30
ENERGY KING, INC.
filed 2008-04-28
CIK 1005502

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

BUCKEYE VENTURES, INC.

April 28, 2008	By:	/s/ ALAN J. MINTZ
Alan J. Mintz
Chief Executive Officer & President

April 28 2008	By:	/s/ HENRY S. LEONARD
Henry S. Leonard
Chief Financial Officer and Chief Accounting Officer