Form 10QSB
period 2008-03-31
ENERGY KING, INC.
filed 2008-05-15
CIK 1005502

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

On May 12, 2008 there were 107,812,850 shares of Registrant’s common stock, $.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format:   Yes ☐ No ☒

INDEX TO FINANCIAL STATEMENTS

Financial Page Number

CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2008 (UNAUDITED) AND DECEMBER 31, 2007	F-2

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)	F-3

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)	F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)	F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2008 (UNAUDITED)	F-6 - F-16

ENERGY KING, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$267,754	$1,510,874
Accounts receivable, less allowance for doubtful accounts of $12,000 and $12,000, respectively	491,459	168,231
Other receivables	292,746	215,976
Inventories	1,060,954	623,607
Prepaid expenses	256,827	277,386
Total current assets	2,369,740	2,796,074
Property and equipment, net	707,414	645,628
Goodwill	8,705,885	4,735,263
Intangible assets, net	199,257	76,411
Other assets, primarily deposits	328,031	108,738
Total assets	$12,310,327	$8,362,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,803,932	$1,115,513
Accrued expenses	1,395,199	1,075,300
Current portion of notes payable and long-term debt	1,310,619	922,096
Customer deposits and deferred revenue	623,949	374,926
Total current liabilities	5,133,699	3,487,835
Notes payable and long-term debt, net of current portion	7,673,984	4,352,572
Total liabilities	12,807,684	7,840,407
Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, authorized 5,000,000 shares: $.01 par value, 975,086 and 975,086 shares issued and outstanding, respectively	9,751	9,751
$10.00 par value, 23,000 and 23,000 shares issued and outstanding, respectively	230,000	230,000
Common stock, authorized 500,000,000 shares, $.001 par value; 107,812,850 and 105,412,850 shares issued and outstanding, respectively	107,813	105,413
Additional paid-in capital	2,574,039	2,413,239
Accumulated deficit	(3,418,960)	(2,236,696)
Total stockholders’ equity	(497,357)	521,707)
Total liabilities and stockholders’ equity	$12,310,327	$8,362,114

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY KING, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues, net	$2,827,951	$3,086,998
Cost of services	1,972,509	1,707,075
Gross profit	855,442	1,379,923
Selling, general and administrative expenses	1,795,377	1,247,220
Operating income (loss)	(939,935)	132,703
Other income (expense)
Interest income	4,681	348
Other income	1,361	16
Interest expense	(245,586)	(72,362)
Total other income (expense)	(239,544)	(71,998)
Income (Loss) before income taxes	(1,179,479)	60,705
Income tax expense	2,785	3,039
Net Income (Loss)	$(1,182,264)	$57,666

Income (Loss) per share: Basic and diluted	$(.01)	$.00
Shares used in computing income (loss) per share:
Basic	106,116,147	98,548,618
Diluted	106,116,147	98,548,618

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY KING, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For The Three Months Ended March 31, 2008 and The Year Ended December 31, 2007

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2006	998,086	$239,751	98,548,618	$98,549	$856,207	$(1,216,732)	$(22,225)
Common stock issued in debt reduction	—	—	5,440,000	5,440	1,149,495	—	1,154,935
Common stock issued pursuant to acquisition of Barnett assets	—	—	600,000	600	149,400	—	150,000
Common stock issued for services	—	—	580,091	580	64,431	—	65,011
Value of warrants relating to first closing of convertible debentures	—	—	—	—	156,450	—	156,450
Common stock issued pursuant to Trafalgar financing	—	—	244,141	244	37,256	—	37,500
Net loss	—	—	—	—	—	(1,019,964)	(1,019,964)
Balance at December 31, 2007	998,086	239,751	105,412,850	105,413	2,413,239	(2,236,696)	521,707
Unaudited:
Common stock issued for services	—	—	2,400,000	2,400	160,800	—	163,200
Net loss	—	—	—	—	—	(1,182,264)	(1,182,264)
Balance at March 31, 2008	998,086	$239,751	107,812,850	$107,813	$2,574,039	$(3,418,960)	$(497,357)

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY KING, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,182,264)	$57,666
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Stock compensation expense	163,200	—
Depreciation and amortization expense	54,342	31,750
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(323,227)	(74,829)
Inventories	(437,347)	232
Prepaid expenses and other current assets	20,560	(6,993)
Accounts payable	688,421	32,559
Accrued expenses	319,899	(9,246)
Customer deposits and deferred revenue	242,888	86,061
Net cash provided by (used in) operating activities	(453,528)	117,200
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(265,086)	(84,720)
Cash acquired (used) in connection with acquisition	(500,000)	(74,605)
Other assets	—	(194,477)
Net cash (used in) provided by investing activities	(765,086)	(353,802)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in notes payable and long-term debt	(24,506)	195,000
Proceeds from conditional stock subscription	—	—
Proceeds from sales of common stock	—	—
Net cash provided by (used in) financing activities	(24,506)	195,000
NET INCREASE IN CASH AND CASH EQUIVALENTS	(1,243,120)	(41,602)
CASH AND CASH EQUIVALENTS, beginning of period	1,510,874	337,280
CASH AND CASH EQUIVALENTS, end of period	$267,754	$295,678

Supplemental disclosures of cash flow information:
Interest paid	$162,189	$72,362
Income taxes paid	$—	$800
Non-cash investing and financing activities:
Acquisition of Gallagher’s Heating and Air Conditioning, Inc. partially for notes payable	$3,586,668	$—
Acquisition of Energy King, Inc. Barnett assets partially for common stock	$—	$150,000

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY KING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2008 (Unaudited)

1 - BUSINESS AND ORGANIZATION

Energy King, Inc. (“ENKG”), formerly Buckeye Ventures, Inc. ("BEYV"), was incorporated in Michigan under the name World Wide Motion Pictures Corporation ("WWMO") on December 9, 1980. Pursuant to a Share Exchange Agreement dated October 14, 2005 (which closed February 22, 2006 effective March 1, 2006), BEYV (then known as WWMO) acquired Buckeye Ventures, Inc. ("BVI") in a "reverse acquisition" transaction and accordingly the name was changed from WWMO to BEYV in April 2006. ENKG and collectively with its subsidiaries, the “Company”, is a national provider of comprehensive heating, ventilation and air conditioning (“HVAC”) installation, maintenance, repair and replacement services within the mechanical services industry. The Company operates primarily in the residential HVAC markets.

BVI was incorporated in Nevada on June 24, 2005 for the purpose of acquiring and operating businesses in the heating, ventilation and air conditioning ("HVAC") and plumbing service industries. On September 22, 2005 (effective July 31, 2005), BVI acquired its first HVAC subsidiary.

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

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of March 31, 2008, the Company had negative working capital of $2,763,959. Further, the Company incurred net losses of $1,182,264 and $1,019,964 for the three months ended March 31, 2008 and the year ended December 31, 2007, respectively. These factors create uncertainty as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by obtaining new financing. Also, the Company plans to pursue certain acquisition prospects to attain profitable operations. However, there is no assurance that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

ENERGY KING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2008 (Unaudited)

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

ENERGY KING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2008 (Unaudited)

Earnings (loss) per share

Basic earnings (loss) per common share (EPS) are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. For the three months ended March 31, 2008, the Company had convertible notes payable and warrants outstanding, They are potentially dilutive common shares but are not included in the computation of diluted loss per share because their inclusion would have been anti-dilutive.

Comprehensive income (loss)

The Company has no items of other comprehensive income (loss) for the three months ended March 31, 2008 and 2007.

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

Advertising

Advertising costs are charged to expense as incurred. Advertising costs are included in selling, general, and administrative expenses on the accompanying consolidated statements of operations and totaled $372,036 and $351,253 for the three months ended March 31, 2008 and 2007, respectively.

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

ENERGY KING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2008 (Unaudited)

Concentrations of Credit Risk

The Company provides services in a broad range of geographic regions. The Company’s credit risk primarily consists of receivables from a variety of customers including general contractors, property owners and developers, and commercial and industrial companies. The Company regularly reviews its accounts receivable and estimates an allowance for uncollectible amounts. The Company has a diverse customer base, with no single customer accounting for more than 1% of consolidated accounts receivable.

Reclassifications

Certain reclassifications have been made in prior period financial statements to conform to current period presentation.

3 - INVENTORY

Inventory consists of the following:

	March 31, 2008	December 31, 2007
Raw materials	$6,180	$6,451
Work in progress	—	—
Finished goods	1,054,774	617,156
	$1,060,954	$623,607

4 - ACQUISITIONS

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

GALLAGHER’S HEATING AND AIR CONDITIONING SERVICES, INC.

On February 29, 2008, ENKG entered into a merger agreement with Gallagher's Heating & Air Conditioning, Inc., a California corporation ("Gallagher’s"), and certain other parties pursuant to which a wholly owned Delaware subsidiary of ENKG was merged on February 29, 2008 with and into Gallagher’s and ENKG became the owner of 100% of the issued and outstanding shares of Gallagher’s.  Pursuant to the merger agreement, the shares of the former sole stockholder of Gallagher’s were converted upon the effectiveness of the merger into a combination of cash and promissory notes  as follows: 1) a cash payment of $500,000; 2)  a promissory note for $1,586,667; and 3) a convertible promissory note for $2,000,000; for a total consideration of $4,086,667. Gallagher’s was the surviving corporation in the merger and upon the effectiveness of the merger Gallagher’s became a wholly-owned subsidiary of ENKG.

ENERGY KING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2008 (Unaudited)

Gallagher’s was founded in 1989 as a residential and light commercial heating and air-conditioning service company located in Los Molinos, CA. Gallagher’s serves Tehama County, CA market as well as the surrounding counties of Butte, Glenn, Mendocino, Plumas Shasta and Trinity in North Central California. Gallagher’s currently has 38 employees.

The identifiable net assets of Gallagher’s at February 29, 2008 (effective date of the acquisition) acquired by EKI consisted of:

Cash	$171,053
Accounts receivable, net	229,575
Inventory	221,786
Prepaid and deposits	24,767
Property and equipment, net	85,566
Intangibles, net	8,777
Other assets	109,965
Accounts payable	(416,320)
Warranty	(30,903)
Notes payable	(173,039)
Other liabilities	(115,182)
Identifiable net assets	$116,045

Goodwill of $3,970,622 (excess of the $4,086,667 purchase price over the $116,045 identifiable net assets of Barnett acquired) was recorded in March 2008.

5 - PROPERTY AND EQUIPMENT

Property and equipment consists of:

	March 31, 2008	December 31, 2007
Computers and equipment	$631,582	$333,735
Vehicles	982,552	455,656
Leasehold improvements	181,540	156,356
Motion picture and television properties	100,000	100,000
Total	1,895,674	1,045,747
Accumulated depreciation and amortization	(1,188,260)	(400,119)
Property and equipment, net	$707,414	$645,628

Depreciation expense of $53,524 and $25,337 was recorded for the three months ended March 31, 2008 and 2007, respectively.

6 -  GOODWILL

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

ENERGY KING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2008 (Unaudited)

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

The Company has not recorded goodwill impairment charges for the three months ended March 31, 2008 and 2007.

The changes in the carrying amount of goodwill as of March 31,2008 are as follows:

Goodwill balance as of December 31, 2005	$—
Goodwill related to share exchange with WWMP	—
Goodwill related to acquisition of Energy King Sacramento	2,359,065
Impairment adjustment	—
Goodwill balance as of December 31, 2006	2,359,065
Goodwill related to acquisition of Barnett assets (see note 5)	476,198
Goodwill related to acquisition of Energy King Sacramento	1,900,000
Impairment adjustment	—
Goodwill balance as of December 31, 2007	4,735,263
Goodwill related to acquisition of Gallagher’s Heating and Air	3,970,622
Goodwill balance as of March 31, 2008	$8,705,885

7 - NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consist of:

	March 31, 2008	December 31, 2007
Convertible Debenture due Trafalgar Capital Specialized Investment Fund (net of unamortized discounts of $79,523 and $125,159, respectively), due December 29, 2009	$1,330,477	$1,344,841
Notes payable to sellers of EKI interest of 5%, due January 31, 2011.	3,300,000	3,300,000
Note payable to seller of Gallagher’s, interest at 7%, due February 28, 2010.	2,000,000	-
Note payable to seller of Gallagher’s, interest at 4.375% ,due in monthly installments form January 29,2009 to April 29, 2010.	1,586,667	-
Note payable to investor, interest at 10%, due October 31, 2008.	200,000	200,000

ENERGY KING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2008 (Unaudited)

Note payable to investor, interest at 12%, due October 31, 2008.	100,000	100,000
Note payable to related party, interest at 24%, due December 31, 2008.	25,000	25,000
Note payable to investor, due February 29, 2008.	-	14,478
Total ENKG	8,542,144	4,984,319
HACS vehicle loans payable.	111,818	118,733
EKI notes payable (primarily vehicle loans).	137,697	148,665
Gallagher’s vehicle loans payable	170,354	-
WWMPC notes payable	22,590	22,951
Total	8,984,603	5,274,668
Less current portion	(1,310,619)	(922,096)
Long-term debt	$7,673,984	$4,352,572

At March 31, 2008, the Convertible Debenture balance consists of:

Principal outstanding	$1,410,000
Debt discounts attributable to the value of warrants issued to lender, less accumulated amortization of $76,927	(79,523)
Balance, net of unamortized discounts	$1,330,477

In connection with the private Securities Purchase Agreement with Trafalgar Capital Specialized Investment Fund, a Luxembourg corporation (“Trafalgar”) dated June 29, 2007 (the “Agreement”) (see Note 8), the Company agreed to grant Trafalgar warrants to purchase 1,250,000 shares at $0.001 per share and 50,000 warrants to purchase shares of common stock at each of the first, second and third closing for each $100,000 in Debentures, exercisable at the lower of $0.07 per share or the closing bid price of the Registrant’s common stock on the date prior to the issuance of each warrant. All of the warrants are exercisable for a period of 5 years from the date of issuance. At the first closing of $1,500,000 in September 2007, the Company issued Trafalgar 1,250,000 warrants exercisable at a price of $.001 per share (valued at $106,125) and 750,000 warrants exercisable at a price of $.07 per share (valued at $50,325).

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

8 - CONVERTIBLE DEBENTURE

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

ENERGY KING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2008 (Unaudited)

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

The Company has agreed to register the shares of Common Stock underlying the conversion of the Debentures and the exercise of the warrants, subject to the provisions of Rule 415 under the Securities Act of 1933. The Investor Registration Rights Agreement provides that in the event that the Registration Statement is not declared effective by the Securities and Exchange Commission (the “SEC”) on or before the Scheduled Effective Date (December 20,2007, as amended), the Company is to pay Trafalgar as liquidated damages an amount equal to 2% of the outstanding balance for each 30 day period (or any part thereof) after December 20, 2007 that the Registration Statement is not declared effective by the SEC. On December 6, 2007, the Company filed a Registration Statement with the SEC. On February 14, 2008, the Company filed Amendment No. 1 to the Registration Statement in response to a SEC comment letter. On April 29, 2008, the Company filed Amendment No. 2 to the Registration Statement. As of March 31, 2008, failure to cause the Registration Statement to be declared effective has resulted in total liquidated damages of $150,000, of which the Company has paid $120,000 and has included $30,000 in accrued expenses in the consolidated balance sheet to reflect the liability at that date. For the three months ended March 31, 2008, selling, general and administrative expenses include liquidated damages of $120,000.

9 - ACCRUED EXPENSES PAYABLE

Accrued expenses payable consisted of:

	March 31, 2008	December 31, 2007
Compensation of officers	$335,561	$287,117
Other compensation, payroll taxes and withholdings	239,105	188,581
Interest	322,850	222,314
Warranty reserve	111,996	81,583
Liability related to acquisition	102,000	102,000
Other	283,687	193,705
Total	$1,395,199	$1,075,300

10 - EMPLOYEE BENEFIT PLANS

The Company provides a qualified deferred arrangement 401(k) plan whereby employees may contribute up to 25% of gross compensation to the plan. The Company has the option to match employee contributions up to 4% of the employees’ wages. There were no Company contributions during the three months ended March 31, 2008 and 2007.

ENERGY KING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2008 (Unaudited)

11 - PREFERRED STOCK

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

At March 31, 2008, preferred stock consisted of:

Series	Number of Shares of Preferred Stock	Number of Shares of Common Stock Convertible Into
$.01 par value total	975,086	255,268
$10.00 par value total	23,000	4,000
Total Preferred Stock	998,086	259,268

12 - COMMON STOCK

On January 28, 2008, the Company issued 1,000,000 restricted shares of its common stock to a consultant for services rendered and has included the $40,000 estimated fair value of these shares at January 28, 2008 in selling, general and administrative expenses in the three months ended March 31, 2008.

Effective March 31, 2008, the Company is to issue a total of 1,400,000 restricted shares of its common stock to two Company Officers pursuant to executed employment agreements effective January 1, 2008 (see Note 15). The Company has included the $123,000 estimated fair value of these shares at March 31, 2008 in selling, general and administrative expense in the three months ended March 31, 2008.

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

13 - INCOME TAXES

ENKG files a consolidated income tax return with its subsidiaries for federal reporting purposes with subsidiaries filing separate income tax returns for state reporting purposes.

ENERGY KING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2008 (Unaudited)

The provision for income taxes consists of the following:

	Three Months Ended
	March 31, 2008	March 31, 2007
Current—
Federal	$—	$—
State	2,785	3,039
Total current	2,785	3,039

Deferred—
Federal	(368,941)	18,989
State	(94,358)	4,856
Valuation allowance	463,299	(23,845)
Total deferred	—	—
Total income taxes	$2,785	$3,039

A reconciliation of the expected income tax expense (benefit) to reported income taxes follows:

	Three Months Ended
	March 31, 2008	March 31, 2007
Federal income tax at 34%	(401,023)	20,640
State income tax, net	(59,491)	6,244
Change in valuation allowance	463,299	(23,845)
Total	$2,785	$3,039

Management has not determined it to be more likely than not that any portion of the deferred tax asset attributable to the future utilization of the net operating loss carryforwards as of March 31, 2008 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at March 31, 2008. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards are available in varying amounts through year 2028 to offset future taxable income. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income will be limited.

14 - COMMITMENTS AND CONTINGENCIES

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

ENERGY KING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2008 (Unaudited)

Gallagher’s Heating and Air Conditioning (GHAC) rents its Los Molinos, CA facility (approximately 4,000 square feet) from Tim Gallagher at $2,500 per month. The lease is through December 31, 2009. GHAC rents a facility in Yuba City, CA (approximately 2,000 square feet) at $1,900 per month on a month-to-month lease.

For the three months ended March 31, 2008 and 2007, rent expense under operating leases consisted of:

	March 31, 2008	March 31, 2007
ENKG Corporate office space	$6,114	$3,849
HVAC office space	43,239	36,000
HVAC truck vehicles	25,842	26,923
WWMPC office space	2,657	2,533
Total	$77,852	$69,305

At December 31, 2007, the aggregate future minimum lease payments under non-cancelable lease agreements were as follows:

Year Ended December 31,	Operating	Capital
2008	$152,075	$13,056
2009	137,326	12,160
2010	27,014	13,285
2011	4,798	14,513
2012	—	14,254
Total Future Minimum Payments	$321,213	67,268
Less: Executory and Interest Costs		20,287
Net Present Value of Future Minimum Lease Payments		$46,981

Employment Agreements:

On February 29, 2008, ENKG entered into an employment agreement with Tim Gallagher as its General Manger of Gallagher’s operations. The term of the agreement is from February 29, 2008 through December 31, 2009 at an annual salary of $150,000.

Contingency:

Claims and Lawsuits

The Company is subject to certain claims and lawsuits arising in the normal course of business. The Company maintains various insurance coverages to minimize financial risk associated with these claims.

The Company estimates and provides accruals for probable losses and related legal fees associated with litigation. While the Company cannot predict the outcome of proceedings, in management’s opinion and based on reports of counsel, any liability arising from these matters individually and in the aggregate will not have a material effect on the Company’s operating results or financial condition, after giving effect to provisions already recorded.

15 – SUBSEQUENT EVENTS

On April 1, 2008, ENKG entered into an employment agreement with its Vice President of Operations with an effective date of January 1, 2008. The agreement runs through December 31, 2009. His salary is set at $120,000 per year with a 5% minimum annual increase each January 1st. Pursuant to the agreement, the employee is to receive 700,000 shares of ENKG common stock effective March 31, 2008 and subject to completion of certain conditions be awarded stock options to purchase up to 3,000,000 shares of ENKG common stock at prices ranging from $0.25 to $0.50 per share.

On April 1, 2008, ENKG entered into an employment agreement with its Vice President and Chief Financial Officer with an effective date of January 1, 2008. The agreement runs through December 31, 2009. His salary is set at $120,000 per year with a 5% minimum annual increase each January 1st. Pursuant to the agreement, the employee is to receive 700,000 shares of ENKG common stock effective March 31, 2008 and subject to completion of certain conditions be awarded stock options to purchase up to 3,000,000 shares of ENKG common stock at prices ranging from $0.25 to $0.50 per share.

Item 2. Management's Discussion and Analysis or Plan of Operation

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes. This discussion may contain forward-looking statements that could involve risks and uncertainties.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS AND MANAGEMENT'S STATEMENT REGARDING INTERIM PERIOD ADJUSTMENTS

The statements which are not historical facts contained in this Form 10-QSB are "forward looking statements" that involve risks and uncertainties. The words "anticipate", "believes", "expect", "intend", "may" or similar expressions used in this Form 10-QSB as they relate to the Company or its Management are generally intended to identify such forward looking statements. These risks and uncertainties contained in this Form 10-QSB include but are not limited to, product demand and market acceptance risks, the effect of economic conditions generally and retail/wholesale in the heating, ventilation, air conditioning, plumbing, motion picture and television industry and marketing conditions specifically, the impact of competition, labor shortages, increase in wage rates, unexpected increases in general operating costs, technological difficulties, capacity and supply constraints or difficulties, the results of financing efforts, changes in consumer preferences and trends, the effect of the Company's accounting policies, weather conditions, acts of God, and other risks detailed in the Company's Securities and Exchange Commission filings. The Company's management has made all the adjustments relative to the fiscal year end statements and the interim period herein, which in the opinion of management are necessary in order to make the financial statements and any forward looking statements not misleading.

Forward-looking statements are based on current information and expectations and are made in good faith but we assume no obligation to update them at any stage. Therefore, our actual experience and results achieved during the period covered by any particular forward-looking statement may differ substantially from those anticipated. Consequently, the inclusion of forward-looking statements should not be regarded as a representation by us or any other person that these estimates will be realized, and actual results may vary materially. We cannot offer any assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the three months ended March 31, 2008 and 2007

CONSOLIDATED OVERVIEW

Energy King (the "Company") reported consolidated revenues of $2,827,951 for the first three months of 2008 which is a decrease of 8.4% or $259,047 over the $3,086,998 reported in the first three months of 2007.  This first quarter of 2008 reflects the economic concerns of residential homeowners across the country. Still, at current operational levels, and accounting for the traditional lower sales volume during the first quarter of the year, management feels sales are on track to reach $22 million or more by year end 2008. On February 29, 2008, Galalgher’s Heating and Air Conditioning, Inc. (GHAC) was acquired. It is located in Los Molinos, CA which is about 2 hours north east of Sacramento, CA. GHAC is expected to bring approximately $6.5 million in revenues to the company in 2008. The Company expects revenue growth to continue in proportion to future acquisitions’ revenue streams. The heating ventilation and air conditioning (HVAC) industry has cyclical components. Sales traditionally decline in the middle of the fourth quarter through the first quarter of the new year. The Company believes that positive factors such as greater consumer awareness of energy conservation through better HVAC equipment utilization as well as higher consumer confidence and increased home sales will help it overcome rising fuel costs. The Company continues to remain focused on acquisitions, top-line sales growth, and increased customer retention. With the opportunity of combining locally acquired HVAC businesses in specific regions across the United States with the logo and name Energy King, a nationally recognized brand name is getting closer to reality.

OPERATIONS REVIEW

Currently there are five operational HVAC locations providing direct HVAC installation and repair services; Heating & Air Conditioning Services, Inc. ("HACS") and Energy King, Inc.-Sacramento, California ("EKIS"), Energy King, Inc.’s Barnett Heating and Air near Modesto, California (“EKIB”), Energy King, Inc.-Fresno, California ("EKIS"), and Gallagher’s Heating and Air Conditioning, Inc. in Los Molinos, CA.

The HVAC operations reflect the seasonal nature of heating and cooling. Overall, the integration plan used with HACS is providing positive operational results there as well as with the California locations. The same plan will be tailored to future acquisitions to improve marketing, administration and sales efforts. The integration plan is comprised of a team of professionals with experience in the HVAC industry who work with the acquired company's management and field staff to develop and train their people in techniques to improve sales. Key components of the integration include, standardized reporting of operations, customer awareness and support, lead generation and follow through, focused marketing, employee training and pricing strategies. The following table illustrates the performance of each HVAC location through the first three months of 2008.

	Three months Ended March 31, 2008
HVAC	101 HACS	102 EKIS	103 EKIB	104 EKIF	105 GHAC-LM	TOTAL HVAC
Revenues	$850,942	$1,038,409	$524,787	$77,219	$336,595	$2,827,952
Gross Profit	99,618	397,957	186,373	22,838	148,655	855,441
Gross Profit Percentage	11.71%	38.32%	35.51%	29.58%	44.16%	30.25%
Income (Loss) from Operations	(122,754)	$23,053	$(72,068)	$(29,102)	$(44,555)	$(245,426)
Income (Loss) from Operations Percentage of Revenues	-14.43%	2.22%	-13.73%	-37.69%	-13.24%	-8.68%

Sales of the HVAC operations continue to increase. With the upcoming hotter weather throughout the United States, all locations are expected to improve their revenues and net income from operations starting with Spring through the Summer. The introduction of windows as a product available through HVAC in California have shown unexpected acceptance and sales. The windows that are offered help insulate the home thereby saving on heating and cooling bills. We are looking to improve the Green image of our HVAC operations through windows and other similar energy conservation measures. Offering more energy saving air conditioning units along with similar green heating units will improve the image of the Company and the industry. While helping increase sales through the Green approach for our customers, we are looking to make a positive difference in the environment as well.

The following table presents selected HVAC, MEDIA, Corporate and Consolidated financial data for the period indicated.

	Three months Ended March 31, 2008
	HVAC	Media		Corporate		Consolidated
Revenues	$2,827,951	$	---	$	---	$2,827,951
COS and expenses	3,073,367		33,142		746,547	3,853,056
Income (Loss) from Operations	(245,418)		(33,142)		(746,547)	(1,025,106)
Cash and cash equivalents	65,222		146,277		56,255	267,754
Current assets	2,160,771		146,277		62,692	2,369,740
Total assets	4,073,078		251,313		7,985,936	12,310,327
Current liabilities	2,567,002		165,322		2,401,375	5,133,699
Total liabilities	$2,891,096		$165,322		$9,751,265	$12,807,683

Consolidated loss from operations for the first three months of 2008 is at 36% of net sales. The driving force behind the loss was twofold; first, sales declined 8.4% over the same three month period in 2007, and secondly, Corporate interest expenses increased from 2.3% to 8.7 % of sales for the three months ended March 31, 2007 and 2008 respectively.

Sales decreased $259,047 in the first three months of 2008 compared to the same period of 2007. This decline was initially seen in December of 2007 as the economic conditions of homeowners began to be impacted by a depressed mortgage industry. We see this as a short-term condition which should be reversed by the end of the second quarter of 2008.

Cost of services increased $265,434 or over 15.5% during the first quarter of 2008 over the same three months of 2007. The operational plan implemented by Energy King Management to combat the declining sales and rising cost of services stressed cost reductions without layoffs. Although the cost of equipment saw the traditional New Year’s prices increases, it was the cost of fuel that made the greatest impact by increasing to 2.3% of sales during the first three months of 2008 from an average of less than 1% in 2007. The HVAC operations absorbed most increases in costs to secure new sales. A focused effort on cost controls and strategic vendor alliances has helped reduce the effect of the apparent economic downturn. With more acquisitions and greater economies of scales, management is confident that future such economic obstacles can be more easily absorbed.

Marketing and selling expenses remained steady in the face of declining sales. At $372,036, marketing and selling expenses for the first three months of 2008 were less than 1% over the same period in 2007. Marketing costs represented 19.8% of total expenses and 13.2% of net revenues for the first quarter of 2008 compared to 10.1% and 11.9%, respectively, in the first three months of 2007. The impact of this increased marketing effort per dollar of sales is expected to generate returns in the second and third quarters of 2008. Of the variety of marketing efforts used, nearly 80% of all marketing funds went to a combination of television, yellow pages, direct mailing, radio and newspaper efforts.

General and administrative (G&A) expenses increased 43.5% in the first quarter of 2008 over the same period of 2007, and represents 44.6% of net revenues in the first quarter of 2008 as compared with the first three months of the year in 2007 where G&A expenses represented only 28.5% of revenues. Non-cost-of-service salaries and related costs were 33.7% of total expenses in the first quarter of 2008 and right at 35% for the same period in 2007. Accounting, legal and other professional costs actually decreased $78,470 to approximately 14.7% of total expenses and 9.8% of net revenues for the three months ended March 31, 2008 over the first quarter 2007 which saw the same expenses representing right at 9.8% and 11.5% of total expenses and net revenues, respectively. As a percent of total G&A expenses, rent expense decreased $86,135 to 1.8% of costs in the first quarter of 2008. Insurance decreased $102,601 in the first quarter of 2008 over the same quarter of 2007 to represent 3.1% of total costs for the first quarter of 2008.

Interest expense increased $173,224 to $245,586 in the first quarter of 2008 or 13.1% of total expenses for the three months ended March 31, 2008.

In the midst of declining sales, Energy King increased its marketing efforts, maintained its level of salesmen, technicians and installers and is poised to emerge in the second and third quarters of 2008 with increased HVAC sales and profits. Revenues are expected to increase to $22 million by the end of 2008. With management’s philosophy of controlling costs of services as well as selling, general and administrative expenses, the efficacy of Energy King’s business philosophy is strong. It is a philosophy designed to bring proven techniques for increasing leads which result in sales. A philosophy of cost controls and cost consciousness at all levels of the company. A philosophy of training the salesmen, installers and technicians in better techniques. The fact that Energy King is entering the second quarter of 2008 with well trained employees who were not laid off to cut costs, a solid HVAC marketing effort that has been working for the entire first quarter and the February 29, 2008 acquisition of Gallagher’s Heating and Air in Los Molinos, CA is in support of management’s sound business decisions in the identification of prime candidates for acquisition, negotiating the best deal possible for all parties involved and increasing the consolidated results as a consequence of the acquisitions. The soundness of the Energy King mission is clear.

At Energy King, our mission is to become the leading national brand of residential comfort services contractors by acquiring the industry's most outstanding operators, sharing best practices, offering the most ethical and professional services and providing solutions that meet our customers' needs and exceed their expectations.

General

The terms “Energy King,” “ENKG,” ”EKI,” “Buckeye Ventures,” “BEYV,” ”BVI,” “we,” “us,” or “the Company” refer to Energy King, Inc. and its consolidated subsidiaries, as appropriate in the context.

Energy King, Inc. was formed in July 2005 for the purpose of becoming a consolidator of independent local and regional providers of residential heating, ventilating, air conditioning and plumbing ("HVAC/Plumbing") services and replacement equipment through the United States.

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

Energy King, Inc., a Nevada corporation, provides comprehensive heating, ventilation and air conditioning (“HVAC”) installation, maintenance, repair and replacement services within the mechanical services industry in 5 locations in the United States. We operate primarily in the residential HVAC markets, and perform most of our services within residential homes. In addition to standard HVAC services, certain locations also provide specialized applications such as improved home insulation through window installations. Approximately 80% of our consolidated revenues were derived from residential installation customers with approximately 15% of the revenues attributable to maintenance, repair and replacement services and 5% attributable to windows installation.

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

Effective February 15, 2008, Buckeye Ventures, Inc. officially changed its name to Energy King, Inc. and accordingly the trading symbol was changed from BEYV to ENKG to better reflect the new name.

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

Our Internet address is http://www.enkg.com. We make available free of charge on or through our website our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the Commission.

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

Our management believes that larger HVAC/Plumbing contractors are generally better able to operate efficiently and cost-effectively, offer customers a broader array of HVAC/Plumbing related products and services and provide a higher level of customer service than smaller operators. We believe that these competitive advantages are the result of greater managerial and financial resources as well as economies of scale in purchasing and marketing expenses, which factors should enable us to promote a trend toward consolidation in the HVAC/Plumbing industry and present an opportunity for well-capitalized operators, including public companies such as us, to acquire additional operators on favorable terms.

At present, we serve the greater Sacramento, Los Molinos, Modesto, and Fresno, CA and Boston, MA metropolitan area markets, principally providing renovation and replacement service to residential and small business customers rather than new construction HVAC/Plumbing installations. It is the view of our management, based upon their experience and continuing HVAC/Plumbing industry analysis, that many metropolitan and suburban areas in the U.S. have experienced significant growth in residential HVAC/Plumbing renovation and replacement activity over the last several years as a result of the past several years of strong residential housing market nationally. We believe, even with the recent slowing in new residential construction and the slowing of sale price increases in residential home that the demographic trends indicate continued growth in the areas of HVAC/Plumbing renovation and replacement as homeowners seek ways to add value to their homes.

The HVAC/Plumbing service industry is influenced by seasonal factors, which generally result in lower activity during winter months than in other periods. This factor is especially apparent in northern and mid-western regions of the U.S. As a result, we expect that revenues and profits from our Sacramento, Los Molinos, Modesto, and Fresno, CA and Boston, MA area operations and other such markets in which we make acquisitions will generally be lower in the first and fourth quarters of each fiscal year, and higher in the second and third quarters. As we make acquisitions in the south and southwest areas of the U.S., seasonal factors will become less apparent in our consolidated operations.

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

 HVAC/PLUMBING SERVICES

HVAC. At present, we offer HVAC replacement and renovation services with operations and facilities in the Sacramento, Los Molinos, Modesto, and Fresno, CA and Boston, MA metropolitan areas, respectively. To date these operations have generated nearly all of our revenues. HVAC systems typically involve air duct systems and air-handling and condenser equipment. Other equipment components of an HVAC system include: heaters, furnaces, condensers, air handlers and blowers. A typical HVAC replacement project for residential or small commercial projects begins with a thorough inspection of the current equipment. Engineering calculations are performed to determine the appropriate replacement equipment. In most cases, the air-handling equipment and condensing equipment are replaced as well as the refrigeration lines. When necessary, duct repairs and modifications are also made.

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

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2008, the Company experienced a net loss of $1,019,064 after a net loss from operations of $776,735. At March 31, 2008, the Company had $267,754 in cash and no cash equivalents.

The Company anticipates that its existing capital resources may be adequate to satisfy its capital requirements for the foreseeable future. However, to accomplish its planned future activities, it will need to acquire additional funds through public or private financings in the form of debt or equity.

In accordance with with Section 4(2) of the Securities Act of 1933 and subject to Rule 144 restrictions, the Company issued 1,000,000 shares of its common stock and no shares of its preferred stock for services in the first three months ended March 31, 2008.

The Company's principal liquidity at March 31, 2008 included cash of $267,754 and $491,459 net accounts receivable. . It is anticipated that the Company's liquidity position will be sufficient to support on-going general administrative expense, strategic positioning, and the garnering of contracts and relationships.

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

Item 3A(T). Controls and Procedures.

Not Applicable

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

Item 2. Changes in Securities

In accordance with Section 4(2) of the Securities Act of 1933 and subject to SEC Rule 144 restrictions, the Company issued a convertible promissory note, 2,400,000 shares of its common stock and no shares of its preferred stock to employees, consultants and in connection with an acquisition in the first three months ended March 31, 2008 as follows:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, Terms of Exercise or Conversion
January 18, 2008	Common Stock, $.001 par value	1,000,000	Services rendered; no commissions paid;	Section 4(2)	Not applicable
February 29, 2008	Convertible Note	1	Acquisition; no commissions paid	Section 4(2)	$2,000,000 promissory note convertible to (1:1) common stock at $.20 and $.25 per share through February 28, 2010.
March 31, 2008	Common Stock, $.001 par value	1,400,000	Services rendered; no commissions paid	Section 4(2)	Not applicable

Item 3. Defaults Upon Senior Securities

There were no defaults on senior securities for the three months ended March 31, 2008.

Item 4. Submission of Matters to a Vote of Security Holders

There were no submissions of matters to a vote of shareholders in the three months ended March 31, 2008.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

The following exhibits are filed herewith.
II-1

INDEX OF EXHIBITS

		Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
10.1	Employment Agreement of Timothy J. Gallagher	10.1	Filed Herewith
10.2	Promissory Note (1) between Energy King, Inc. and Timothy J. Gallagher dated February 29, 2008	10.2	Filed Herewith
10.3	Promissory Note (2) between Energy King, Inc. and Timothy J. Gallagher dated February 29, 2008	10.3	Filed Herewith
10.4	Employment Agreement of Stephan Kurz	10.4	Filed Herewith
10.5	Employment Agreement of Henry S. Leonard	10.5	Filed Herewith
21.1	List of Subsidiaries	21.1	Form 10-KSB Filed 2008-03-31
31.1	Rule 13a-14(a) Certification of Alan J. Mintz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1	Filed Herewith
31.2	Rule 13a-14(a) Certification of Henry S. Leonard pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2	Filed Herewith
32.1	Section 1350 Certification of Alan J. Mintz pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1	Filed Herewith
32.2	Section 1350 Certification of Henry S. Leonard pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2	Filed Herewith

II-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY KING, INC.

May 15, 2008	By:	/s/ ALAN J. MINTZ
Alan J. Mintz
Chief Executive Officer & President

May 15, 2008	By:	/s/ HENRY S. LEONARD
Henry S. Leonard
Chief Financial Officer and Chief Accounting Officer

II-3