Form 10-Q
period 2008-06-30
ENERGY KING, INC.
filed 2008-08-14
CIK 1005502

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

On August 8, 2008 there were 111,762,018 shares of Registrant’s common stock, $.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

INDEX TO FINANCIAL STATEMENTS

Financial Page Number
CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007 (AUDITED)	F-2

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)	F-3

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)	F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)	F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2008 (UNAUDITED)	F-6 - F-19

ENERGY KING, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

	June 30, 2008 (Unaudited)	December 31, 2007 (Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$272,706	$1,510,874
Accounts receivable, less allowance for doubtful accounts of $10,760 and $12,000, respectively	569,515	168,231
Other receivables	325,590	215,976
Inventories	915,514	623,607
Prepaid expenses	212,432	277,386
Total current assets	2,295,757	2,796,074
Property and equipment, net	700,537	645,628
Goodwill	6,805,885	2,835,263
Intangible assets, net	78,178	76,411
Other assets, primarily deposits	241,288	108,738
Total assets	$10,121,645	$6,462,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,986,722	$1,115,513
Accrued expenses	1,625,043	1,075,300
Current portion of notes payable and long-term debt	1,639,099	922,096
Customer deposits and deferred revenue	637,958	374,926
Total current liabilities	5,888,822	3,487,835
Notes payable and long-term debt, net of current portion	5,627,687	2,510,798
Total liabilities	11,516,509	5,998,633
Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, authorized 5,000,000 shares: $.01 par value, 975,086 and 975,086 shares issued and outstanding, respectively	9,751	9,751
$10.00 par value, 23,000 and 23,000 shares issued and outstanding, respectively	230,000	230,000
Common stock, authorized 500,000,000 shares, $.001 par value; 108,991,543 and 105,412,850 shares issued and outstanding, respectively	108,992	105,413
Additional paid-in capital	2,679,404	2,413,239
Accumulated deficit	(4,423,011)	(2,294,922)
Total stockholders’ equity	(1,394,864)	463,481
Total liabilities and stockholders’ equity	$10,121,645	$6,462,114

The accompanying notes are an integral part of these consolidated financial statements.

 ENERGY KING, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues, net	$5,166,023	$3,964,578	$7,993,974	$7,051,576
Cost of services	3,166,413	2,213,615	5,138,922	3,920,690
Gross profit	1,999,610	1,750,963	2,855,052	3,130,886
Selling, general and administrative expenses	2,423,603	1,740,785	4,218,980	2,988,005
Operating income (loss)	(439,993)	10,178	(1,363,928)	142,881
Other income (expense)
Interest income	61	642	4,742	990
Other income	20,010	22,870	21,371	22,886
Interest expense	(422,520)	(83,309)	(787,874)	(155,671)
Total other income (expense)	(402,449)	(59,797)	(761,761)	(131,795)
Income (Loss) before income taxes	(826,442)	(49,619)	(2,125,689)	11,086
Income tax expense	(385)	—	2,400	3,039
Net Income (Loss)	$(826,057)	$(49,619)	$(2,128,089)	$8,047

Income (Loss) per share: Basic and diluted	$(.01)	$(.00)	$(.02)	$.00
Shares used in computing income (loss) per share:
Basic	108,732,490	102,266,068	107,424,319	100,407,343
Diluted	108,732,490	102,266,068	107,424,319	100,407,343

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY KING, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For The Six Months Ended June 30, 2008 and The Year Ended December 31, 2007
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2006	998,086	$239,751	98,548,618	$98,549	$856,207	$(1,216,732)	$(22,225)
Common stock issued in debt reduction	—	—	5,440,000	5,440	1,149,495	—	1,154,935
Common stock issued pursuant to acquisition of Barnett assets	—	—	600,000	600	149,400	—	150,000
Common stock issued for services	—	—	580,091	580	64,431	—	65,011
Value of warrants relating to first closing of convertible debentures	—	—	—	—	156,450	—	156,450
Common stock issued pursuant to Trafalgar financing	—	—	244,141	244	37,256	—	37,500
Net loss (restated)	—	—	—	—	—	(1,078,190)	(1,098,190)
Balance at December 31, 2007 (restated)	998,086	239,751	105,412,850	105,413	2,413,239	(2,294,922)	463,481
Common stock issued for services and in satisfaction of accounts payable and accrued expenses	—	—	3,578,693	3,579	266,165	—	269,744
Net loss	—	—	—	—	—	(2,128,089)	(2,128,089)
Balance at June 30, 2008	998,086	$239,751	108,991,543	$108,992	$2,679,404	$(4,423,011)	$(1,394,864)

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY KING, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,128,089)	$8,047
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Stock compensation expense	181,200	23,000
Depreciation and amortization expense	112,106	61,934
Interest expense accreted on debt discounts	289,734	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(281,323)	(235,074)
Inventories	(70,121)	(77,528)
Prepaid expenses	89,721	63,802
Accounts payable	474,889	108,059
Accrued expenses	587,384	24,608
Customer deposits and deferred revenue	147,850	300,798
Net cash provided by (used in) operating activities	(596,649)	277,646
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(74,439)	(458,769)
Cash acquired (used) in connection with acquisition	(328,947)	(74,605)
Other assets	(22,585)	(32,451)
Net cash (used in) provided by investing activities	(425,971)	(565,825)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in notes payable and long-term debt	(215,548)	500,853
Net cash provided by (used in) financing activities	(215,548)	500,853
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,238,168)	212,674
CASH AND CASH EQUIVALENTS, beginning of period	1,510,874	273,976
CASH AND CASH EQUIVALENTS, end of period	$272,706	$486,650

Supplemental disclosures of cash flow information:
Interest paid	$264,689	$12,024
Income taxes paid	—	800
Non-cash investing and financing activities:
Acquisition of Gallagher’s Heating and Air Conditioning, Inc. partially for notes payable	3,586,667	—
Acquisition of Energy King, Inc. Barnett assets partially for common stock	—	150,000
Stock issued for debt reduction	$88,544	$1,131,025

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY KING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2008 (Unaudited)

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

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of June 30, 2008, the Company had negative working capital of $3,593,065. Further, the Company incurred net losses of $2,128,089 and $1,078,190 for the six months ended June 30, 2008 and the year ended December 31, 2007, respectively. These factors create uncertainty as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by obtaining new financing. Also, the Company plans to pursue certain acquisition prospects to attain profitable operations. However, there is no assurance that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

ENERGY KING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2008 (Unaudited)

Inventories

Inventories consist of equipment, parts and supplies that the Company purchases and holds for use in the ordinary course of business and are stated at the lower of cost or market using the first-in, first-out method.

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

Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated over the remaining useful life of the equipment. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statement of operations.

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

ENERGY KING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2008 (Unaudited)

Earnings (loss) per share

Basic earnings (loss) per common share (EPS) are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. For the three months ended June 30, 2008, the Company had convertible notes payable, convertible preferred stock, and warrants outstanding, They are potentially dilutive common shares but are not included in the computation of diluted loss per share because their inclusion would have been anti-dilutive.

Comprehensive income (loss)

The Company has no items of other comprehensive income (loss) for the six months ended June 30, 2008 and 2007.

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

Advertising

Advertising costs are charged to expense as incurred. Advertising costs are included in selling, general, and administrative expenses on the accompanying consolidated statements of operations and totaled $927,229 and $478,495 for the six months ended June 30, 2008 and 2007, respectively.

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

ENERGY KING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2008 (Unaudited)

Concentrations of Credit Risk

The Company provides services in a broad range of geographic regions. The Company’s credit risk primarily consists of receivables from a variety of customers including general contractors, property owners and developers, and commercial and industrial companies. The Company regularly reviews its accounts receivable and estimates an allowance for uncollectible amounts. The Company has a diverse customer base, with no single customer accounting for more than 10% of consolidated accounts receivable.

Reclassifications

Certain reclassifications have been made in prior period financial statements to conform to current period presentation.

3 - INVENTORIES

Inventories consists of the following:

	June 30, 2008	December 31, 2007
Raw materials	$4,754	$6,451
Work in progress	—	—
Finished goods	910,760	617,156
	$915,514	$623,607

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

ENERGY KING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2008 (Unaudited)

Gallagher’s was founded in 1989 as a residential and light commercial heating and air-conditioning service company located in Los Molinos, CA. Gallagher’s serves the Tehama County, CA market as well as the surrounding counties of Butte, Glenn, Mendocino, Plumas Shasta and Trinity in North Central California. Gallagher’s currently has 38 employees.

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

Goodwill of $3,970,622 (excess of the $4,086,667 purchase price over the $116,045 identifiable net assets of Gallagher’s acquired) was recorded in March 2008.

5 - PROPERTY AND EQUIPMENT

Property and equipment consists of:

	June 30, 2008	December 31, 2007
Computers and equipment	$733,304	$333,735
Vehicles	988,733	455,656
Leasehold improvements	181,540	156,356
Motion picture and television properties	100,000	100,000
Total	2,003,577	1,045,747
Accumulated depreciation and amortization	(1,303,040)	(400,119)
Property and equipment, net	$700,537	$645,628

Depreciation expense of $105,096 and $50,567 was recorded for the six months ended June 30, 2008 and 2007, respectively.

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

ENERGY KING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2008 (Unaudited)

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

The Company has not recorded goodwill impairment charges for the six months ended June 30, 2008 and 2007.

The changes in the carrying amount of goodwill as of June 30, 2008 are as follows:

Goodwill balance as of December 31, 2005	$—
Goodwill related to share exchange with WWMP	—
Goodwill related to acquisition of Energy King Sacramento	2,359,065
Impairment adjustment	—
Goodwill balance as of December 31, 2006	2,359,065
Goodwill related to acquisition of Barnett assets (see note 4)	476,198
Impairment adjustment	—
Goodwill balance as of December 31, 2007	2,835,263
Goodwill related to acquisition of Gallagher’s (see note 4)	3,970,622
Impairment adjustment	—
Goodwill balance as of June 30, 2008	$6,805,885

7 - NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consist of:

	June 30, 2008	December 31, 2007
Convertible Debenture due Trafalgar Capital Specialized Investment Fund (net of unamortized discounts of $79,523 and $125,159, respectively), due December 29, 2009	$1,270,477	$1,344,841

Notes payable to sellers of EKI (net of unamortized discount of $1,597,676 and $1,841,774, respectively) interest of 5%, due January 31, 2011.	1,702,324	1,458,226

Note payable to seller of Gallagher’s, interest at 7%, due February 28, 2010.	2,000,000	-

Note payable to seller of Gallagher’s, interest at 4.375%, due in monthly installments from January 29,2009 to April 29, 2010.	1,586,667	-

Note payable to investor, interest at 10%, due October 31, 2008.	200,000	200,000

ENERGY KING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2008 (Unaudited)

Note payable to investor, interest at 12%, due October 31, 2008.	100,000	100,000

Note payable to related party, interest at 24%, due December 31, 2008.	25,000	25,000

Note payable to investor, due February 29, 2008.	-	14,478

Total ENKG	6,884,468	3,142,545

HACS vehicle loans payable.	118,733	118,733

EKI notes payable (primarily vehicle loans).	87,012	148,665

Gallagher’s vehicle loans payable	157,932	-

WWMPC notes payable	18,641	22,951

Total	7,266,786	3,432,894

Less current portion	(1,639,099)	(922,096)

Long-term debt	$5,627,687	$2,510,798

At June 30, 2008, the Convertible Debenture balance consists of:

Principal outstanding	$1,350,000
Debt discounts attributable to the value of warrants issued to lender, less accumulated amortization of $76,927	(79,523)
Balance, net of unamortized discounts	$1,270,477

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

ENERGY KING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2008 (Unaudited)

At June 30, 2008, the notes payable to sellers of EKI consists of:

Principal outstanding	$3,300,000

Debt discounts attributable to the contingent consideration due the sellers of EKI, less accumulated amortization of $302,324	(1,597,676)

Balance, net of unamortized discounts	$1,702,324

On November 15, 2007, the Company executed amendments to the agreement with the two sellers of EKI. Pursuant to the amendments, the parties agreed to deem the Purchase Price Adjustment Amount to be $0 and agreed to extend the maturity date of the $3,300,000 outstanding notes payable (including the $1,900,000 considered to be “contingent consideration”) to January 31, 2011. Pursuant to SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” the Company is accreting the $1,900,000 increase in notes payable to interest expense using the interest method over the remaining 38.5 month term of the notes.

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

The Company has agreed to register the shares of Common Stock underlying the conversion of the Debentures and the exercise of the warrants, subject to the provisions of Rule 415 under the Securities Act of 1933. The Investor Registration Rights Agreement provides that in the event that the Registration Statement is not declared effective by the Securities and Exchange Commission (the “SEC”) on or before the Scheduled Effective Date (December 20, 2007, as amended), the Company is to pay Trafalgar as liquidated damages an amount equal to 2% of the outstanding balance for each 30 day period (or any part thereof) after December 20, 2007 that the Registration Statement is not declared effective by the SEC. On December 6, 2007, the Company filed a Registration Statement with the SEC. On February 14, 2008, the Company filed Amendment No. 1 to the Registration Statement in response to a SEC comment letter. On April 29, 2008, the Company filed Amendment No. 2 to the Registration Statement. As of June 30, 2008, failure to cause the Registration Statement to be declared effective has resulted in total liquidated damages of $264,000, of which the Company has paid $180,000 in liquidated damages. At June 30, 2008, the Company has included $84,000 in accrued expenses in the consolidated balance sheet to reflect the liability at that date. For the six months ended June 30, 2008, selling, general and administrative expenses include liquidated damages of $234,000.

ENERGY KING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2008 (Unaudited)

9 - ACCRUED EXPENSES PAYABLE

Accrued expenses payable consisted of:

	June 30, 2008	December 31, 2007
Compensation of officers	$407,757	$287,117
Other compensation, payroll taxes and withholdings	265,343	188,581
Interest	468,979	222,314
Warranty reserve	119,839	81,583
Liability related to acquisition	33,456	102,000
Other	329,669	193,705
Total	$1,625,043	$1,075,300

10 - EMPLOYEE BENEFIT PLANS

The Company provides a qualified deferred arrangement 401(k) plan whereby employees may contribute up to 25% of gross compensation to the plan. The Company has the option to match employee contributions up to 4% of the employees’ wages. There were no Company contributions during the six months ended June 30, 2008 and 2007.

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

At June 30, 2008, preferred stock consisted of:

Series	Number of Shares of Preferred Stock	Number of Shares of Common Stock Convertible Into
$.01 par value total	975,086	255,268
$10.00 par value total	23,000	4,000
Total Preferred Stock	998,086	259,268

12 - COMMON STOCK

On April 21, 2008, the Company issued 200,000 restricted shares of its common stock to a consultant for services rendered and has included the $18,000 estimated fair value of these shares at April 21, 2008 in selling, general and administrative expenses in the six months ended June 30, 2008.

On April 21, 2008, the Company issued 796,875 restricted shares of its common stock in partial settlement of a December 31, 2007 accrued obligation of $102,000. The shares were issued to the former owner of the Barnett location assets, and the Company has reduced the liability by the $68,544 estimated fair value of these shares as of June 30, 2008.

On April 21, 2008, the Company issued 181,818 restricted shares of its common stock, pursuant to an agreement on April 1, 2008, to a consultant for services rendered and has included the $20,000 estimated fair value of these shares as a reduction in accounts payable in the six months ended June 30, 2008.

ENERGY KING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2008 (Unaudited)

Effective March 31, 2008, the Company is to issue a total of 1,400,000 restricted shares of its common stock to two Company Officers pursuant to executed employment agreements effective January 1, 2008 (see Note 15). The Company has included the $123,200 estimated fair value of these shares at March 31, 2008 in selling, general and administrative expense in the six months ended June 30, 2008.

On January 28, 2008, the Company issued 1,000,000 restricted shares of its common stock to a consultant for services rendered and has included the $40,000 estimated fair value of these shares at January 28, 2008 in selling, general and administrative expenses in the six months ended June 30, 2008.

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

The provision for income taxes consists of the following:

	Six Months Ended
	June 30, 2008	June 30, 2007
Current—
Federal	$—	$—
State	2,400	3,039
Total current	2,400	3,039

Deferred—
Federal	(654,075)	3,411
State	(201,940)	1,053
Valuation allowance	856,015	(4,464)
Total deferred	—	—
Total income taxes	$2,400	$3,039

ENERGY KING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2008 (Unaudited)

A reconciliation of the expected income tax expense (benefit) to reported income taxes follows:

	Six Months Ended
	June 30, 2008	June 30, 2007
Federal income tax at 34%	(722,734)	3,769
State income tax, net	(130,881)	3,734
Change in valuation allowance	856,015	(4,464)
Total	$2,400	$3,039

Management has not determined it to be more likely than not that any portion of the deferred tax asset attributable to the future utilization of the net operating loss carryforwards as of June 30, 2008 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at June 30, 2008. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards are available in varying amounts through year 2028 to offset future taxable income. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

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

For the six months ended June 30, 2008 and 2007, rent expense under operating leases consisted of:

	June 30, 2008	June 30, 2007
ENKG Corporate office space	$13,788	$13,120
HVAC office space	96,073	58,500
HVAC truck vehicles	51,684	17,946
WWMPC office space	5,390	7,259
Total	$166,935	$96,825

ENERGY KING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2008 (Unaudited)

At December 31, 2007, the aggregate future minimum lease payments under non-cancelable lease agreements were as follows:

Year Ended December 31,	Operating	Capital
2008	$152,075	$13,056
2009	137,326	12,160
2010	27,014	13,285
2011	4,798	14,513
2012	—	14,254
Total Future Minimum Payments	$321,213	67,268
Less: Executory and Interest Costs		20,287
Net Present Value of Future Minimum Lease Payments		$46,981

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

On May 23, 2008, Mr. Jeffrey R. Hultman, was appointed by the Board as CEO, pursuant to meetings of Board members and executives, interviews by Board members and a Board vote held May 17, 2008 for a term of two years. Mr. Hultman will receive cash compensation for his services as CEO in the amount of $175,000 annually.  Cash compensation shall be accrued until a financing of at least $2,000,000 (“Financing”) is completed. In addition, Mr. Hultman will receive (1) employee stock options to purchase shares of the Company’s common stock pursuant to a to be approved Company Stock Option Plan ("Plan"), with an exercise price equal to the closing price of the Company’s common stock on the grant date of the option, as reported by the OTC Bulletin Board, and (2) options to purchase shares of the Company’s common stock equal to 5.0% of the outstanding Common Shares after the Financing is completed. These options shall vest over a three-year period with 1/12 of the total vesting on the last day of each quarter starting from the Effective Date of the employment agreement.  Vested shares subject to the options will be subject to the terms and conditions of the Plan and any associated stock option agreement.

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

ENERGY KING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2008 (Unaudited)

15 – SUBSEQUENT EVENT

Effective July 1, 2008, ENKG sold WWMPC for $1. The loss on sale of WWMPC will be included in discontinued operations in the three months ended September 30, 2008 and, excluding disputed items, is expected to approximate $45,758, as follows:

Sale price	$1
Net assets of WWMPC at June 30, 2008:
Cash and cash equivalents	112,511
Property and equipment, net	80,504
Accounts payable	(3,025)
Accrued expenses	(21,880)
Current portion of notes payable and long-term debt	(18,641)
Customer deposits and deferred revenue	(140,000)
Notes payable and long-term debt, net of current portion	(3,750)
Net assets	5,719

Fair value of 770,000 shares of ENKG common stock at July 1, 2008 (to be retained by WWMPC) (see note 12)	40,040
Expected loss on sale of WWMPC	$(45,758)

WWMPC and Paul Hancock have advised ENKG that ENKG is and has been obligated to pay Paul Hancock a monthly salary (ranging from $9,166 to $15,833 per month through February 28, 2012) pursuant to an amended Employment Contract dated March 1, 2006. WWMPC also has advised ENKG that ENKG is and has been obligated to pay WWMPC a monthly expense allowance ($6,500 per month through February 28, 2012) pursuant to an Operating Agreement dated March 1, 2006. ENKG advised WWMPC and Paul Hancock that, commencing January 1, 2008, ENKG was no longer responsible for such payments. The total disputed amount at June 30, 2008, which has not been accrued, is approximately $100,000. Further, WWMPC has advised ENKG that ENKG is obligated to issue and deliver an additional 2,000,000 shares of ENKG common stock to WWMPC pursuant to the Operating Agreement dated March 1, 2006 (which ENKG disputes).

On July 2, 2008, the Company issued 2,000,475 shares of its restricted common stock in settlement of liabilities accrued at December 31, 2007.

16 – RESTATEMENT OF PREVIOIUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its consolidated financial statements at December 31, 2007 and for the year then ended (which were previously included in the Company’s Form 10-KSB filed with the SEC on March 31, 2008) in order to correct an error relating to the accounting for the November 15, 2007 amendments to the agreement with the two sellers of EKI (see note 7).

As previously reported, the Company recorded the November 15, 2007 resolution of the $1,900,000 contingent consideration (and extension of the maturity date of the outstanding notes payable) relating to the EKI acquisition as a $1,900,000 addition to goodwill and notes payable. As restated, pursuant to SFAS No. 15, the Company reflected the $1,900,000 as a discount on the notes payable and has accreted $58,226 (of the $1,900,000) as interest expense for the period November 15, 2007 (date of amendments) to December 31, 2007.

ENERGY KING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2008 (Unaudited)

The effect of the restatement adjustments on the consolidated balance sheet at December 31, 2007 follows:

	As Previously Reported	Adjustments	As Restated
ASSETS
Total current assets	$2,796,074	$--	$2,796,074
Goodwill	4,735,263	(1,900,000)	2,835,263
Other non-current assets	830,777	--	830,777
Total assets	$8,362,114	$(1,900,000)	$6,462,114
LIABILITIES AND STOCKHOLDERS' EQUITY
Total current liabilities	$3,487,835	$--	$3,487,835
Notes payable and long-term debt, net of current portion	4,352,572	(1,841,774)	2,510,798
Total liabilities	7,840,407	(1,841,774)	5,998,633
Stockholders' equity	521,707	(58,226)	463,481
Total liabilities and stockholders' equity	$8,362,114	$(1,900,000)	$6,462,114

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes. This discussion may contain forward-looking statements that could involve risks and uncertainties.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS AND MANAGEMENT'S STATEMENT REGARDING INTERIM PERIOD ADJUSTMENTS

The statements which are not historical facts contained in this Form 10-Q are "forward looking statements" that involve risks and uncertainties. The words "anticipate", "believes", "expect", "intend", "may" or similar expressions used in this Form 10-Q as they relate to the Company or its Management are generally intended to identify such forward looking statements. These risks and uncertainties contained in this Form 10-Q include but are not limited to, product demand and market acceptance risks, the effect of economic conditions generally and retail/wholesale in the heating, ventilation, air conditioning, plumbing, motion picture and television industry and marketing conditions specifically, the impact of competition, labor shortages, increase in wage rates, unexpected increases in general operating costs, technological difficulties, capacity and supply constraints or difficulties, the results of financing efforts, changes in consumer preferences and trends, the effect of the Company's accounting policies, weather conditions, acts of God, and other risks detailed in the Company's Securities and Exchange Commission filings. The Company's management has made all the adjustments relative to the fiscal year end statements and the interim period herein, which in the opinion of management are necessary in order to make the financial statements and any forward looking statements not misleading.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the six months ended June 30, 2008 and 2007

CONSOLIDATED OVERVIEW

Energy King (the "Company") reported consolidated revenues of $7,993,974 for the first six months of 2008 which is an increase of 13.3% or $943,079 over the $7,051,576 reported in the first six months of 2007.  This second quarter of 2008 continues to reflect the economic concerns of residential homeowners across the country. On February 29, 2008, Galalgher’s Heating and Air Conditioning, Inc. (GHAC) was acquired. It is located in Los Molinos, CA which is about 2 hours north east of Sacramento, CA. GHAC is now expected to bring approximately $4.5 million in revenues to the company in 2008. The Company expects revenue growth to continue in proportion to future acquisitions’ revenue streams. The heating ventilation and air conditioning (HVAC) industry has cyclical components. Sales traditionally decline in the middle of the fourth quarter through the first quarter of the new year. The Company believes that positive factors such as greater consumer awareness of energy conservation through better HVAC equipment utilization as well as higher consumer confidence and increased home sales will help it overcome rising fuel costs. The Company continues to remain focused on acquisitions, top-line sales growth, and increased customer retention. With the opportunity of combining locally acquired HVAC businesses in specific regions across the United States with the logo and name Energy King, a nationally recognized brand name is getting closer to reality.

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

The HVAC operations reflect the seasonal nature of heating and cooling. Overall, the integration plan used with HACS is providing positive operational results there as well as with the California locations. The same plan will be tailored to future acquisitions to improve marketing, administration and sales efforts. The integration plan is comprised of a team of professionals with experience in the HVAC industry who work with the acquired company's management and field staff to develop and train their people in techniques to improve sales. Key components of the integration include, standardized reporting of operations, customer awareness and support, lead generation and follow through, focused marketing, employee training and pricing strategies. The following table illustrates the performance of each HVAC location through the first six months of 2008.

	Six months Ended June 30, 2008
HVAC	101 HACS	102 EKIS	103 EKIB	104 EKIF	105 GHAC-LM	TOTAL HVAC
Revenues	$2,222,516	$2,225,649	$1,400,445	$248,358	$1,897,006	$7,993,974
Gross Profit	537,589	847,967	469,899	94,407	905,190	2,855,052
Gross Profit Percentage	24.2%	38.1%	33.6%	38.0%	47.7%	35.7%
Income (Loss) from Operations	68,487	$13,224	$(91,101)	$(3,548)	$151,525	$138,587
Income (Loss) from Operations Percentage of Revenues	3.1%	.6%	-6.5%	-1.4%	7.9%	1.7%

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

The following table presents selected HVAC, MEDIA, Corporate and Consolidated financial data for the period indicated.

	Six months Ended June 30, 2008
	HVAC	Media		Corporate		Consolidated
Revenues	$7,993,974	$	---	$	---	$7,993,974
COS and expenses	7,855,387		110,801		1,391,714	9,357,902
Income (Loss) from Operations	138,587		(110,801)		(1,391,714)	(1,363,928)
Cash and cash equivalents	(1,547)		112,511		161,742	272,706
Current assets	1,949,755		112,511		233,491	2,295,757
Total assets	5,024,395		193,015		4,904,235	10,121,645
Current liabilities	2,756,640		183,546		2,948,636	5,888,822
Total liabilities	$3,579,810		$187,296		$7,749,403	$11,516,509

Consolidated loss from operations for the first six months of 2008 is at 26.6% of net sales. The additional $439,993 loss from operations in the second quarter of 2008 is a 45.1% increase over the first quarter this year. HVAC operations over came its first quarter loss of $245,418 to show a six month net income of $138,587.

Sales increased $1,201,445 in the first six months of 2008 compared to the same period of 2007. This 30.3% increase is driven by the acquisition of Gallagher’s Heating and Air.

Cost of services increased $6.1% during the first six months of 2008 over the same period in 2007. Although sales have increased, the cost of producing those sales has as well. The cost of fuel that made the greatest impact by increasing 42.1% in the firs six months of 2008 as compared to the same time period in 2007. The HVAC operations absorbed most increases in costs to secure new sales. A focused effort on cost controls and strategic vendor alliances has helped reduce the effect of the apparent economic downturn. With more acquisitions and greater economies of scales, management is confident that future such economic obstacles can be more easily absorbed.

Marketing and selling expenses increased to 11.6% of net revenues in the first six months of 2008 as compared to 8.7% for the same period in 2007. The impact of this increased marketing effort per dollar of sales is generating returns. Of the variety of marketing efforts used, approximately 71% of all marketing funds went to a combination of television, yellow pages, direct mailing, radio and newspaper efforts.

General and administrative (G&A) expenses increased approximately 10.3% in the first six months of 2008 over the same period of 2007, and represents 36.5% of net revenues in the second quarter of 2008 as compared with the first six months of the year in 2007 where G&A expenses represented only 26.3% of revenues. Non-cost-of-service salaries and related costs were 20.1% of revenues in the first six months of 2008 and right at 16% for the same period in 2007. Accounting, legal and other professional costs increased from 2.8% to 5.2% of revenues in the second quarter of 2008 compared to the same period in 2007. As a percent of total G&A expenses, rent has remained stead at about 1% of revenues in the first six months of both 2008 & 2007. Insurance has also remained stead at about 2% of revenues in the first six months of both 2008 & 2007.

Interest expense increased $632,203 to $787,874 in the second quarter of 2008 or just under 10% of revenues through the first six months of 2008 as compared to only 2.2% for the same period in2007. The increase in interest expense is primarily impacted by interest on debt in 2008 that did not exist in the same period of 2008 and accounting charges related to amended acquisition agreements on November 15, 2007.

In the midst of declining sales in the first quarter of 2008, Energy King increased its marketing efforts, maintained its level of salesmen, technicians and installers and has emerged in the second quarter of 2008 with increased HVAC sales and profits. With management’s philosophy of controlling costs of services as well as selling, general and administrative expenses, the efficacy of Energy King’s business philosophy is strong. It is a philosophy designed to bring proven techniques for increasing leads which result in sales. A philosophy of cost controls and cost consciousness at all levels of the company. Energy King practices a philosophy of training the salesmen, installers and technicians in better techniques. The soundness of the Energy King mission is clear.

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

Our Internet address is http://www.enkg.com. We make available free of charge on or through our website our annual report on Form 10-KSB, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the Commission.

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

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2008, the Company experienced a net loss of $2,128,089 after net loss from operations of $1,363,928. At June 30, 2008, the Company had $272,706 in cash and no cash equivalents.

With the highest HVAC season ending in mid-September, cash flow is a concern to the company. The Northeastern part of the country will likely experience an increase in sales for the winter months starting in mid-October into December. This seasonal increase is not as prevalent for existing operations in California. In October 2008, the Company has a $200,000 note maturing. In January 2009, the Company has increased cash needs of $100,000 per month related to the acquisition of Gallagher’s and debt repayment. Also, the Trafalgar debt repayment has escalating payment amounts through its maturity in December 2009. Consequently, management is seeking alternative funding sources and analyzing operational levels to plan for the anticipated decrease in sales after September 2008.

The Company currently has concerns that its existing capital resources may be inadequate to satisfy its capital requirements for the foreseeable future. Therefore, to accomplish its planned future activities, it will need to acquire additional funds through public or private financings in the form of debt or equity. If the Company fails in its efforts to acquire additional funds, the Company will be faced with the probability of major reductions in all expense categories starting with the fourth quarter of 2008. With reductions in the range of 20% to 30%, sales would be significantly impacted with less net income and cash flows. These drastic measures would likely result in a loss of key sales people, technicians and installers. Recovery of sales and cash flows from such drastic reductions in expenses may take all of the year 2009, if even by then. In the worst case, if the Company is unable to meet its debt obligations and the related creditors exercise their default provisions, the Company could potentially lose all of its existing HVAC locations.

In accordance with Section 4(2) of the Securities Act of 1933 and subject to Rule 144 restrictions, the Company issued 3,578,693 shares of its common stock and no shares of its preferred stock for services in the first six months ended June 30, 2008.

The Company's principal liquidity at June 30, 2008 included cash of $272,706 and $569,515 net accounts receivable. It is anticipated that the Company's liquidity position will be sufficient to support on-going general administrative expense, strategic positioning, and the garnering of contracts and relationships.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required of smaller business issuers.

Item 4. Controls and Procedures

The Company's Chief Executive Officer, Jeffrey R. Hultman, its Chief Financial Officer, Henry S. Leonard, the Audit Committee, and the Company's Secretary Larry Weinstein, have evaluated the Company's disclosure controls and procedures as of the end of the period covered by this report.

The Company's disclosure controls and procedures include a roll-up of financial and non-financial reporting that is consolidated in the offices of the Chief Executive Officer, Chief Financial Officer and the Audit Committee.

The reporting process is designed to ensure that information required to be disclosed by the Company in the reports that it files with or submits to the Securities and Exchange Commission is recorded, processed, summarized and reported under the direction of its Internal Auditor and Compliance Officer within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on their review of the effectiveness of the design and operation of our disclosure controls and procedures, Messrs. Hultman, Leonard, Weinstein and the Audit Committee have concluded that (i) our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in accordance with and within the time periods specified in Securities and Exchange Commission rules and forms; and (ii) our disclosure controls and procedures are effective also to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions about required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures .

There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 4A(T). Controls and Procedures.

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

Item 1A. Risk Factors

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with Section 4(2) of the Securities Act of 1933 and subject to SEC Rule 144 restrictions, the Company issued a convertible promissory note, 3,578,693 shares of its common stock and no shares of its preferred stock to employees, consultants and in connection with an acquisition in the first six months ended June 30, 2008 as follows:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, Terms of Exercise or Conversion
January 18, 2008	Common Stock, $.001 par value	1,000,000	Services rendered; no commissions paid;	Section 4(2)	Not applicable
February 29, 2008	Convertible Note	1	Acquisition; no commissions paid	Section 4(2)	$2,000,000 promissory note convertible to (1:1) common stock at $.20 and $.25 per share through February 28, 2010.
March 31, 2008	Common Stock, $.001 par value	1,400,000	Services rendered; no commissions paid	Section 4(2)	Not applicable
April 21, 2008	Common Stock, $.001 par value	1,178,693	Services rendered; no commissions paid	Section 4(2)	Not applicable
July 2, 2008	Common Stock, $.001 par value	2,000,475	Services rendered; no commissions paid	Section 4(2)	Not applicable

Item 3. Defaults Upon Senior Securities

There were no defaults on senior securities for the six months ended June 30, 2008.

Item 4. Submission of Matters to a Vote of Security Holders

There were no submissions of matters to a vote of shareholders in the six months ended June 30, 2008.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

The following exhibits are filed herewith.

INDEX OF EXHIBITS

		Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
10.1	Employment Agreement of Timothy J. Gallagher	10.1	Form 10-Q Filed 2008-03-31

10.2	Promissory Note (1) between Energy King, Inc. and Timothy J. Gallagher dated February 29, 2008	10.2	Form 10-Q Filed 2008-03-31

10.3	Promissory Note (2) between Energy King, Inc. and Timothy J. Gallagher dated February 29, 2008	10.3	Form 10-Q Filed for 2008-03-31
10.4	Employment Agreement of Stephan Kurz	10.4	Form 10-Q Filed for 2008-03-31
10.5	Employment Agreement of Henry S. Leonard	10.5	Form 10-Q Filed for 2008-03-31
21.1	List of Subsidiaries	21.1	Form 10-KSB Filed for 2008-03-31

31.1	Rule 13a-14(a) Certification of Jeffrey R. Hultman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1	Filed Herewith

31.2	Rule 13a-14(a) Certification of Henry S. Leonard pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2	Filed Herewith

32.1	Section 1350 Certification of Jeffrey R. Hultman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1	Filed Herewith

32.2	Section 1350 Certification of Henry S. Leonard pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY KING, INC.

August 14, 2008	By:	/s/ JEFFREY R. HULTMAN
Jeffrey R. Hultman
Chief Executive Officer

August 14, 2008	By:	/s/ HENRY S. LEONARD
Henry S. Leonard
Chief Financial Officer and Chief Accounting Officer