Form 10KSB/A
period 2007-12-31
ENERGY KING, INC.
filed 2008-11-12
CIK 1005502

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A
(Amendment No. 1)

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

As of March 28, 2008, 105,412,850 shares of the issuer’s common stock were outstanding.

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

	Year Ended December 31,
	2006		2007
Revenues	$6,273,685	100.0%	$13,603,074	100.0%
Cost of services	3,809,743	60.7%	7,583,522	55.7%
Gross profit	2,463,942	39.3%	6,019,552	44.3%
Selling, general and administrative expenses	3,401,916	54.2%	6,619,770	48.7%
Operating income (loss)	(937,974)	(14.9)%	(600,218)	(4.4)%
Interest expense, net	(131,535)	(2.1)%	(530,779)	(3.9)%
Other income (expense)	60,218	.9%	57,731	.4%
Income (loss) before income taxes	(1,009,291)	(16.1)%	(1,073,266)	(7.9)%
Income tax expense (benefit)	(10,599)	(0.2)%	(4,924)	(0.0)%
Net income (loss)	$(1,019,890)	(16.3)%	(1,078,190)	(7.9)%

Income (loss) per share - basic and diluted
Net income (loss)	$(.01)		$(.01)
Cash dividends per share	--		--

BALANCE SHEET DATA:	2006	2007
Total current assets	1,346,052	2,796,074
Total assets	4,305,844	6,462,114
Total current liabilities	2,134,777	3,487,835
Total non-current liabilities	2,193,292	2,510,798
Total stockholders' equity	(22,225)	463,481
Working capital	(788,725)	(691,761)

Table 2 - Quarterly Results of Operations (Unaudited)

Quarterly financial information for the year ended December 31, 2007 is summarized as follows:

	2007
	Q1	Q2	Q3	Q4
Revenues	$3,086,998	$3,964,578	$3,404,267	$3,147,231
Gross profit	$1,379,923	$1,750,963	$1,437,046	$1,451,620
Operating income (loss)	$132,703	$170,178	$(349,599)	$(553,500)
Income (loss) before income taxes	$60,705	$110,381	$(455,355)	$(788,997)
Net income	$57,666	$110,381	$(455,355)	$(790,882)
Income (loss) per share - basic and diluted	.00	.00	(.00)	(.01)

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

	2007
	CORPORATE	HVAC	WWMP	CONSOLIDATED TOTAL
Revenues	$-	$13,602,999	$75	$13,603,074
Cost of services	-	7,583,523	-	7,583,522
Gross profit	-	6,019,477	75	6,019,552
Selling, general and administrative expenses	1,670,749	4,835,825	113,197	6,619,770
Operating income (loss)	(1,670,749)	1,183,652	(113,122)	(600,218)
Interest expense	512,882	19,944	992	530,779
Net income (loss)	$(2,121,042)	$1,159,782	$(116,930)	$(1,078,190)

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

2007 Compared to 2006

This is the second full year of operations for Energy King, Inc. as an HVAC company, and our core operations are doing very well. Our HVAC operations finished the year 2007 with 8.5% earnings on $13,603,074 of HVAC revenues. Under normal conditions, this would have been adequate to cover the corporate overhead and still have a positive net income for the year. Unfortunately, these were not normal times, as we aggressively sought funding to grow the business. The Company’s efforts to secure acquisition funding produced greater than expected costs in professional fees and interest which were mostly responsible for the Company’s net loss for the year of $1,078,190.

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

Interest Expense, Net-- Interest expense of $530,779 for 2007 is from notes payable related to operations and acquisitions including interest fees related to the $1,500,000 Trafalgar Capital debenture. This represents 3.9% of revenues which is an increase of $399,244 or 1.8% over 2006 as a percent of revenues.

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

Liquidity and Capital Resources

For the twelve months ended December 31, 2007, the Company experienced a net loss of $(1,078,190). At December 31, 2007, the Company had $1,510,874 in cash and no cash equivalents. Accounts receivable, net of allowances for doubtful accounts, were $168,231 at the end of 2007, which is approximately the same 2% of assets as at December 31, 2006. Inventory, as a percent of assets decreased in 2007 to $623,607 or 7.5% of assets compared to 12.9% at the end of 2006.

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

ITEM 7.  FINANCIAL STATEMENTS

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

INDEX TO FINANCIAL STATEMENTS

	Page	Sequential Page Number
Energy King, Inc. and Subsidiaries
Report of Independent Registered Public Accounting Firm	F-2	35
Consolidated Balance Sheets	F-3	36
Consolidated Statements of Operations	F-4	37
Consolidated Statements of Stockholders' Equity	F-5	38
Consolidated Statements of Cash Flows	F-6	39
Notes to Consolidated Financial Statements	F-7 - F-23	40-56

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy King, Inc. and subsidiaries as of December 31, 2007 and 2006 and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 18 to the consolidated financial statements, the Company restated its consolidated financial statements for the year ended December 31, 2007.

Freeport, New York March 31, 2008 (except as Notes 17 and 18, which are as of August 14, 2008)	/s/ Michael T. Studer CPA P.C.

ENERGY KING, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

	December 31, 2007 (Restated)	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,510,874	$273,976
Accounts receivable, less allowance for doubtful accounts of $12,000 and $22,415, respectively	168,231	95,058
Other receivables	215,976	155,755
Inventories	623,607	554,837
Prepaid expenses	277,386	266,426
Total current assets	2,796,074	1,346,052
Property and equipment, net	645,628	415,044
Goodwill	2,835,263	2,359,065
Intangible assets, net	76,411	82,210
Other assets, primarily deposits	108,738	103,473
Total assets	$6,462,114	$4,305,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,115,513	$711,295
Accrued expenses	1,075,300	593,081
Current portion of notes payable and long-term debt	922,096	637,500
Customer deposits and deferred revenue	374,926	192,901
Total current liabilities	3,487,835	2,134,777
Notes payable and long-term debt, net of current portion	2,510,798	2,193,292
Total liabilities	5,998,633	4,328,069
Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, authorized 5,000,000 shares: $.01 par value, 975,086 and 975,086 shares issued and outstanding, respectively	9,751	9,751
$10.00 par value, 23,000 and 23,000 shares issued and outstanding, respectively	230,000	230,000
Common stock, authorized 500,000,000 shares, $.001 par value; 105,412,850 and 98,548,618 shares issued and outstanding, respectively	105,413	98,549
Additional paid-in capital	2,413,239	856,207
Accumulated deficit	(2,294,922)	(1,216,732)
Total stockholders’ equity	463,481	(22,225)
Total liabilities and stockholders’ equity	$6,462,114	$4,305,844

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY KING, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007 (Restated)	2006
Revenues, net	$13,603,074	$6,273,685
Cost of services	7,583,522	3,809,743
Gross profit	6,019,552	2,463,942
Selling, general and administrative expenses	6,619,770	3,401,916
Operating income (loss)	(600,218)	(937,974)
Other income (expense)
Interest income	13,614	3,956
Other income	44,117	56,262
Interest expense	(530,779)	(131,535)
Total other income (expense)	(473,048)	(71,317)
Income (Loss) before income taxes	(1,073,266)	(1,009,291)
Income tax expense	4,924	10,599
Net Income (Loss)	$(1,078,190)	$(1,019,890)

Income (Loss) per share: Basic and diluted	$(.01)	$(.01)
Shares used in computing income (loss) per share:
Basic	102,667,039	95,678,737
Diluted	102,667,039	95,678,737

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY KING, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2007 and 2006

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2005	796,869	7,969	79,792,001	79,792	(12,761)	(196,842)	(121,842)
Issuance of Stock:
Share exchange reverse acquisition of World Wide Motion Pictures Corporation, effective March 1, 2006	201,217	231,782	18,670,858	18,671	(44,900)	—	205,553
Conditional stock subscription receipts reversed as a result of delivery of common stock by related parties	—	—	—	—	375,000	—	375,000
Delivery of common stock of related parties to general manager of HACS	—	—	—	—	18,000	—	18,000
Delivery of common stock of related parties to lender	—	—	—	—	12,000	—	12,000
Sale of common stock of related parties for cash	—	—	—	—	495,000	—	495,000
Common stock issued for cash	—	—	21,143	21	6,179	—	6,200
Common stock issued for services	—	—	64,616	65	7,689	—	7,754
Net loss	—	—	—	—	—	(1,019,890)	(1,019,890)
Balance at December 31, 2006	998,086	239,751	98,548,618	98,549	856,207	(1,216,732)	(22,225)
Common stock issued in debt reduction	—	—	5,440,000	5,440	1,149,495	—	1,154,935
Common stock issued pursuant to acquisition of Barnett assets	—	—	600,000	600	149,400	—	150,000
Common stock issued for services	—	—	580,091	580	64,431	—	65,011
Value of warrants relating to first closing of convertible debentures	—	—	—	—	156,450	—	156,450
Common stock issued pursuant to Trafalgar financing	—	—	244,141	244	37,256	—	37,500
Net loss (Restated)	—	—	—	—	—	(1,078,190)	(1,078,190)
Balance at December 31, 2007 (Restated)	998,086	$239,751	105,412,850	$105,413	$2,413,239	$(2,294,922)	$463,481

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY KING, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007 (Restated)	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,078,190)	$(1,019,890)
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Stock compensation expense	65,011	37,754
Depreciation and amortization expense	150,822	63,635
Interest expense accreted on debt discounts	58,226	—
Changes in operating assets and liabilities, net of effects of acquisitions— (Increase) decrease in—
Receivables, net	(62,658)	170,843
Inventories	(68,770)	(94,944)
Prepaid expenses and other current assets	(10,960)	(76,623)
Accounts payable	404,218	(121,260)
Accrued expenses	482,219	175,097
Customer deposits and deferred revenue	182,026	154,685
Net cash provided by (used in) operating activities	121,944	(710,703)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(463,875)	(154,840)
Cash acquired (used) in connection with acquisition	(300,000)	181,326
Other assets	(5,014)	(56,790)
Net cash (used in) provided by investing activities	(768,889)	(30,304)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in notes payable and long-term debt	1,883,843	48,021
Proceeds from conditional stock subscription	—	50,000
Proceeds from sales of common stock	—	501,200
Net cash provided by (used in) financing activities	1,883,843	599,221
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,236,898	(141,786)
CASH AND CASH EQUIVALENTS, beginning of period	273,976	415,762
CASH AND CASH EQUIVALENTS, end of period	$1,510,874	$273,976

Supplemental disclosures of cash flow information:
Interest paid	$174,392	$115,618
Income taxes paid	$800	$10,599
Non-cash investing and financing activities:
Stock issued for debt reduction	$1,131,025	$—
Acquisition of Energy King, Inc. for notes payable	$1,900,000	$2,000,000
Acquisition of Energy King, Inc. Barnett assets for common stock and reverse acquisition of World Wide Motion Pictures Corporation for stock, respectively	$150,000	$205,553

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

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of December 31, 2007, the Company had negative working capital of $691,761. Further, the Company incurred net losses of $1,078,190 and $1,019,890 for the years ended December 31, 2007 and 2006, respectively. These factors create uncertainty as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by obtaining new financing. Also, the Company plans to pursue certain acquisition prospects to attain profitable operations. However, there is no assurance that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

ENERGY KING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2007 (Unaudited)

 The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2007 are as follows:

Goodwill balance as of December 31, 2005	$—
Goodwill related to share exchange with WWMP (see note 4)	—
Goodwill related to acquisition of EKI (see note 5)	2,359,065
Impairment adjustment	—
Goodwill balance as of December 31, 2006	$2,359,065
Goodwill related to acquisition of Barnett assets (see note 5)	476,198
Impairment adjustment	—
Goodwill balance as of December 31, 2007	$2,835,263

9 - NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consist of:

	December 31, 2007	December 31, 2006
ENKG Convertible Debenture payable to Trafalgar at an effective interest rate of 13.2% for 30 months, payable in monthly installments of principal and interest plus an effective redemption charge of approximately 15.8% through December 29, 2009. Net of unamortized discounts of $125,159 and $0.00, respectively	$1,344,841	$-
ENKG note payable to Pedersen Family Trust at 5% interest for 5 months, payable in monthly installments of principal and interest through February, 2008.	14,478	130,215
ENKG note payable to investor at 24% interest with principal and accrued interest due by December 31, 2007, secured by certain corporate assets.	-	162,530
ENKG note payable through acquisition to investor at 5.00% interest with interest payments beginning October 1, 2006 with all principal and accrued interest due by January 31, 2011, secured by certain corporate assets. (Net of unamortized discount of $1,381,330 and $0, respectively.)	1,443,670	1,500,000
ENKG note payable through acquisition to investor at 5.00% interest with interest payments beginning October 1, 2006 with all principal and accrued interest due by January 31, 2011, secured by certain corporate assets. (Net of unamortized discount of $460,444 and $0, respectively.)	14,556	500,000
ENKG multiple twelve month notes payable to investor at 10% maturing in October and December 2008.	200,000	150,000
ENKG twelve month note payable to investor at 12% on loan from October 31, 2006 maturing October 31, 2008.	100,000	100,000
ENKG note payable to related party at 24% interest due by December 31, 2008.	25,000	-
HACS note payable at 9.55% interest with principal and interest payments of $596 through November 7, 2010, secured by truck vehicle.	18,142	23,290
HACS note payable at 9.39% interest in monthly installments of principal of $579 through December 12, 2010, secured by truck vehicle.	18,109	23,100
HACS note payable at 10.95% interest in monthly installments of principal and interest of $349 through July 4, 2011, secured by truck vehicle.	12,284	14,966
HACS note payable at 9.49% interest in monthly installments of principal and interest of $472 through August 9, 2011, secured by truck vehicle.	17,380	21,193
HACS note payable at 9.49% interest in monthly installments of principal and interest of $404 through August 29, 2011, secured by truck vehicle.	14,902	18,171
HACS note payable at 11.75% interest in monthly installments of principal and interest of $427 through March 26, 2112, secured by truck vehicle.	17,080	-
HACS note payable at 11.76% interest in monthly installments of principal and interest of $513 through April 26, 2112, secured by truck vehicle.	20,836	-

ENERGY KING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2007

EKI note payable at 5.00% interest for 24 months, beginning October 1, 2006, due October 2008.	24,145	38,921
EKI note payable to Tri-County Bank at 9.05% interest for 55 months payable in monthly installments of principal and interest of $831 through January 19, 2011, secured by truck vehicle.	26,423	33,648
EKI note payable to River City Bank at 4.87% interest for 60 months payable in monthly installments of principal and interest of $350 through November 2010, secured by truck vehicle.	11,408	14,968
EKI note payable to the California Department of Toxic Substances Control in settlement of legal action.	-	12,561
EKI note payable to the California Air Resources Board in settlement of legal action.	-	9,648
EKI note payable to the Sacramento County District Attorney’s Office in settlement of legal action.	37,357	55,990
EKI note payable to GMAC at 5.9% interest for 48 months payable in monthly installments of principal and interest of $631 through July 2008.	24,666	-
EKI note payable to GMAC at 5.9% interest for 48 months payable in monthly installments of principal and interest of $631 through July 2008.	24,666	-
WWMPC payable to bank under revolving line of credit, interest at 8%, due in monthly installments of principal and interest, secured by personal guarantees of WWMPC officers.	2,201	4,591
WWMPC note payable, interest at 0% interest, due on demand.	20,750	17,000
Total	3,432,894	2,830,792
Less current portion	(922,096)	(637,500)
Long-term debt	$2,510,798	$2,193,292

At December 31, 2007, the Convertible Debenture balance consists of:

Principal outstanding	$1,470,000
Debt discounts attributable to the value of warrants issued to lender, less accumulated amortization of $31,291	(125,159)
Balance, net of unamortized discounts	$1,344,841

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

The provision for income taxes consists of the following:

	December 31, 2007	December 31, 2006
Current—
Federal	$—	$—
State	4,924	10,599
Total current	4,924	10,599

ENERGY KING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2007

Deferred—
Federal	(335,718)	(315,706)
State	(85,861)	(80,743)
Valuation allowance	421,579	396,449
Total deferred	—	—
Total income taxes	$4,924	$10,599

A reconciliation of the expected income tax expense (benefit) to reported income taxes follows:

	December 31, 2007	December 31, 2006
Federal income tax at 34%	(364,910)	(343,159)
State income tax, net	(51,745)	(42,691)
Change in valuation allowance	421,579	396,449
Total	$4,924	$10,599

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

On April 1, 2008, ENKG entered into an employment agreement with its Vice President of Operations with an effective date of January 1, 2008. The agreement runs through December 31, 2009. His salary is set at $120,000 per year with a 5% minimum annual increase each January 1 st . Pursuant to the agreement, the employee is to receive 700,000 shares of ENKG common stock effective March 31, 2008 and subject to completion of certain conditions be awarded stock options to purchase up to 3,000,000 shares of ENKG common stock at prices ranging from $0.25 to $0.50 per share.

On April 1, 2008, ENKG entered into an employment agreement with its Vice President and Chief Financial Officer with an effective date of January 1, 2008. The agreement runs through December 31, 2009. His salary is set at $120,000 per year with a 5% minimum annual increase each January 1 st . Pursuant to the agreement, the employee is to receive 700,000 shares of ENKG common stock effective March 31, 2008 and subject to completion of certain conditions be awarded stock options to purchase up to 3,000,000 shares of ENKG common stock at prices ranging from $0.25 to $0.50 per share.

On May 23, 2008, Mr. Jeffrey R. Hultman was appointed by the Board as CEO, pursuant to meetings of Board members and executives, interviews by Board members and a Board vote held May 17, 2008 for a term of two years. Mr. Hultman will receive cash compensation for his services as CEO in the amount of $175,000 annually.  Cash compensation shall be accrued until a financing of at least $2,000,000 (“Financing”) is completed. In addition, Mr. Hultman will receive (1) employee stock options to purchase shares of the Company’s common stock pursuant to a to be approved Company Stock Option Plan ("Plan"), with an exercise price equal to the closing price of the Company’s common stock on the grant date of the option, as reported by the OTC Bulletin Board, and (2) options to purchase shares of the Company’s common stock equal to 5.0% of the outstanding Common Shares after the Financing is completed. These options shall vest over a three-year period with 1/12 of the total vesting on the last day of each quarter starting from the Effective Date of the employment agreement.  Vested shares subject to the options will be subject to the terms and conditions of the Plan and any associated stock option agreement.

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

ENERGY KING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2007

18 – RESTATEMENT OF PREVIOIUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its consolidated financial statements at December 31, 2007 and for the year then ended (which were previously included in the Company’s Form 10-KSB filed with the SEC on Marc 31, 2008) in order to correct an error relating to the accounting for the November 15, 2007 amendments to the agreement with the two sellers of EKI (see note 5).

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

The effect of the restatement adjustments on the consolidated balance sheet at December 31, 2007 follows:

	As Previously Reported	Adjustments	As Restated
ASSETS
Total current assets	$2,796,074	$--	$2,796,074
Goodwill	4,735,263	(1,900,000)	2,835,263
Other non-current assets	830,777	--	830,777
Total assets	$8,362,114	$(1,900,000)	$6,462,114
LIABILITIES AND STOCKHOLDERS' EQUITY
Total current liabilities	$3,487,835	$--	$3,487,835
Notes payable and long-term debt, net of current portion	4,352,572	(1,841,774)	2,510,798
Total liabilities	7,840,407	(1,841,774)	5,998,633
Stockholders' equity	(521,707)	(58,226)	(463,481)
Total liabilities and stockholders' equity	$8,362,114	$(1,900,000)	$6,462,114

The effect of the restatement adjustments on the consolidated statement of operations for the year ended December 31, 2007 follows:

	As Previously Reported	Adjustments	As Restated
Operating income (loss)	$(600,218)	$--	$(600,218)
Interest income	13,614	--	13,614
Other income	44,117	--	44,117
Interest expense	(472,553)	(58,226)	(530,779)
Income (loss) before income taxes	(1,015,040)	(58,226)	(1,073,266)
Income tax expense	4,924	--	4,924
Net income (loss)	$(1,019,964)	$(58,226)	$(1,078,190)
Income (loss) per share; basic and diluted	$(.01)	$(.00)	$(.01)

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

ENERGY KING, INC.

November 12, 2008	By:	/s/ JEFFREY R. HULTMAN
Jeffrey R. Hultman
Chief Executive Officer & Chief Accounting Officer

In accordance with the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN J. MINTZ
Alan J. Mintz	President and a Director	November 12, 2008

/s/ LARRY WEINSTEIN
Larry Weinstein	Executive Vice-President, Corporate Secretary and a Director	November 12, 2008

/s/ ALFRED R. ROACH, JR.
Alfred R. Roach, Jr.	Director, Chairman of the Board	November 12, 2008

Paul D. Hancock	Director

/s/ ADAM TAYLOR
Adam Taylor	Director	November 12, 2008