Form 10-Q/A
period 2008-03-31
ENERGY KING, INC.
filed 2008-11-13
CIK 1005502

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

1929 Main St., Suite 106,, Irvine, CA 92614
(Address of principal executive offices)

(949) 468-4444
(Issuer’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

On May 12, 2008 there were 107,812,850 shares of Registrant’s common stock, $.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format:   Yes ☐ No ☒

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
INDEX TO FINANCIAL STATEMENTS

Page Number

CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2008 (UNAUDITED) AND DECEMBER 31, 2007	2

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)	3

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)	4

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)	5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2008 (UNAUDITED)	6 - 16

ENERGY KING, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

	March 31, 2008 (Unaudited) (Restated)	December 31, 2007 (Audited) (Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$267,754	$1,510,874
Accounts receivable, less allowance for doubtful accounts of $12,000 and $12,000, respectively	491,459	168,231
Other receivables	292,746	215,976
Inventories	1,060,954	623,607
Prepaid expenses	256,827	277,386
Total current assets	2,369,740	2,796,074
Property and equipment, net	707,414	645,628
Goodwill	6,805,885	2,835,263
Intangible assets, net	199,257	76,411
Other assets, primarily deposits	328,031	108,738
Total assets	$10,410,327	$6,462,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,803,932	$1,115,513
Accrued expenses	1,395,199	1,075,300
Current portion of notes payable and long-term debt	1,310,619	922,096
Customer deposits and deferred revenue	623,949	374,926
Total current liabilities	5,133,699	3,487,835
Notes payable and long-term debt, net of current portion	5,951,979	2,510,798
Total liabilities	11,085,678	5,998,633
Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, authorized 5,000,000 shares: $.01 par value, 975,086 and 975,086 shares issued and outstanding, respectively	9,751	9,751
$10.00 par value, 23,000 and 23,000 shares issued and outstanding, respectively	230,000	230,000
Common stock, authorized 500,000,000 shares, $.001 par value; 107,812,850 and 105,412,850 shares issued and outstanding, respectively	107,813	105,413
Additional paid-in capital	2,574,039	2,413,239
Accumulated deficit	(3,596,954)	(2,294,922)
Total stockholders’ equity	(675,351)	(463,481)
Total liabilities and stockholders’ equity	$10,410,327	$6,462,114

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY KING, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2008 (Restated)	2007
Revenues, net	$2,827,951	$3,086,998
Cost of services	1,972,509	1,707,075
Gross profit	855,442	1,379,923
Selling, general and administrative expenses	1,795,377	1,247,220
Operating income (loss)	(939,935)	132,703
Other income (expense)
Interest income	4,681	348
Other income	1,361	16
Interest expense	(365,354)	(72,362)
Total other income (expense)	(359,312)	(71,998)
Income (Loss) before income taxes	(1,299,247)	60,705
Income tax expense	2,785	3,039
Net Income (Loss)	$(1,302,032)	$57,666

Income (Loss) per share: Basic and diluted	$(.01)	$.00
Shares used in computing income (loss) per share:
Basic	106,116,147	98,548,618
Diluted	106,116,147	98,548,618

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY KING, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For The Three Months Ended March 31, 2008 and The Year Ended December 31, 2007

	Preferred Stock		Common Stock		AdditionalPaid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2006	998,086	$239,751	98,548,618	$98,549	$856,207	$(1,216,732)	$(22,225)
Common stock issued in debt reduction	—	—	5,440,000	5,440	1,149,495	—	1,154,935
Common stock issued pursuant to acquisition of Barnett assets	—	—	600,000	600	149,400	—	150,000
Common stock issued for services	—	—	580,091	580	64,431	—	65,011
Value of warrants relating to first closing of convertible debentures	—	—	—	—	156,450	—	156,450
Common stock issued pursuant to Trafalgar financing	—	—	244,141	244	37,256	—	37,500
Net loss (Restated)	—	—	—	—	—	(1,078,190)	(1,078,190)
Balance at December 31, 2007 (Restated)	998,086	239,751	105,412,850	105,413	2,413,239	(2,294,922)	463,481
Unaudited:
Common stock issued for services	—	—	2,400,000	2,400	160,800	—	163,200
Net loss (Restated)	—	—	—	—	—	(1,302,032)	(1,302,032)
Balance at March 31, 2008 (Restated)	998,086	$239,751	107,812,850	$107,813	$2,574,039	$(3,596,954)	$(675,351)

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY KING, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008 (Restated)	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,302,032)	$57,666
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Stock compensation expense	163,200	—
Depreciation and amortization expense	54,342	31,750
Interest expense accredited on debt discounts	119,768	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(323,227)	(74,829)
Inventories	(437,347)	232
Prepaid expenses and other current assets	20,560	(6,993)
Accounts payable	688,421	32,559
Accrued expenses	319,899	(9,246)
Customer deposits and deferred revenue	242,888	86,061
Net cash provided by (used in) operating activities	(453,528)	117,200
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(265,086)	(84,720)
Cash acquired (used) in connection with acquisition	(500,000)	(74,605)
Other assets	—	(194,477)
Net cash (used in) provided by investing activities	(765,086)	(353,802)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in notes payable and long-term debt	(24,506)	195,000
Proceeds from conditional stock subscription	—	—
Proceeds from sales of common stock	—	—
Net cash provided by (used in) financing activities	(24,506)	195,000
NET INCREASE IN CASH AND CASH EQUIVALENTS	(1,243,120)	(41,602)
CASH AND CASH EQUIVALENTS, beginning of period	1,510,874	337,280
CASH AND CASH EQUIVALENTS, end of period	$267,754	$295,678

Supplemental disclosures of cash flow information:
Interest paid	$162,189	$72,362
Income taxes paid	$—	$800
Non-cash investing and financing activities:
Acquisition of Gallagher’s Heating and Air Conditioning, Inc. partially for notes payable	$3,586,668	$—
Acquisition of Energy King, Inc. Barnett assets partially for common stock	$—	$150,000

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

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of March 31, 2008, the Company had negative working capital of $2,763,959. Further, the Company incurred net losses of $1,302,032 and $1,078,190 for the three months ended March 31, 2008 and the year ended December 31, 2007, respectively. These factors create uncertainty as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by obtaining new financing. Also, the Company plans to pursue certain acquisition prospects to attain profitable operations. However, there is no assurance that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The Company has not recorded goodwill impairment charges for the three months ended March 31, 2008 and 2007.

The changes in the carrying amount of goodwill as of March 31,2008 are as follows:

Goodwill balance as of December 31, 2005	$—
Goodwill related to share exchange with WWMP	—
Goodwill related to acquisition of Energy King Sacramento	2,359,065
Impairment adjustment	—
Goodwill balance as of December 31, 2006	2,359,065
Goodwill related to acquisition of Barnett assets (see note 5)	476,198
Impairment adjustment	—
Goodwill balance as of December 31, 2007	2,835,263
Goodwill related to acquisition of Gallagher’s Heating and Air	3,970,622
Goodwill balance as of March 31, 2008	$6,805,885

7 - NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consist of:

	March 31, 2008	December 31, 2007
Convertible Debenture due Trafalgar Capital Specialized Investment Fund (net of unamortized discounts of $79,523 and $125,159, respectively), due December 29, 2009	$1,330,477	$1,344,841
Notes payable to sellers of EKI (net of unamortized discounts of $1,722,006 and $1,841,774), interest at 5%, due January 31, 2011.	1,577,994	1,458,226
Note payable to seller of Gallagher’s, interest at 7%, due February 28, 2010.	2,000,000	-
Note payable to seller of Gallagher’s, interest at 4.375% ,due in monthly installments form January 29,2009 to April 29, 2010.	1,586,667	-
Note payable to investor, interest at 10%, due October 31, 2008.	200,000	200,000

ENERGY KING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2008 (Unaudited)

Note payable to investor, interest at 12%, due October 31, 2008.	100,000	100,000
Note payable to related party, interest at 24%, due December 31, 2008.	25,000	25,000
Note payable to investor, due February 29, 2008.	-	14,478
Total ENKG	6,820,138	3,142,545
HACS vehicle loans payable.	111,818	118,733
EKI notes payable (primarily vehicle loans).	137,697	148,665
Gallagher’s vehicle loans payable	170,354	-
WWMPC notes payable	22,591	22,951
Total	7,262,598	3,432,894
Less current portion	(1,310,619)	(922,096)
Long-term debt	$5,951,979	$2,510,798

At March 31, 2008, the Convertible Debenture balance consists of:

Principal outstanding	$1,410,000
Debt discounts attributable to the value of warrants issued to lender, less accumulated amortization of $76,927	(79,523)
Balance, net of unamortized discounts	$1,330,477

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

At March 31, 2008, the notes payable to sellers of EKI consists of:

Principal outstanding	$3,300,000
Debt discounts attributable to the contingent consideration due the sellers of EKI, less accumulated amortization of $177,994	(1,722,006)
Balance, net of unamortized discounts	$1,577,994

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

The provision for income taxes consists of the following:

	Three Months Ended
	March 31, 2008	March 31, 2007
Current—
Federal	$—	$—
State	2,785	3,039
Total current	2,785	3,039

Deferred—
Federal	(406,404)	18,989
State	(103,940)	4,856
Valuation allowance	510,344	(23,845)
Total deferred	—	—
Total income taxes	$2,785	$3,039

A reconciliation of the expected income tax expense (benefit) to reported income taxes follows:

	Three Months Ended
	March 31, 2008	March 31, 2007
Federal income tax at 34%	(441,744)	20,640
State income tax, net	(65,815)	6,244
Change in valuation allowance	510,344	(23,845)
Total	$2,785	$3,039

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

On April 1, 2008, ENKG entered into an employment agreement with its Vice President and Chief Financial Officer with an effective date of January 1, 2008. The agreement runs through December 31, 2009. His salary was set at $120,000 per year with a 5% minimum annual increase each January 1 st . Pursuant to the agreement, the employee was to receive 700,000 shares of ENKG common stock effective March 31, 2008 and subject to completion of certain conditions be awarded stock options to purchase up to 3,000,000 shares of ENKG common stock at prices ranging from $0.25 to $0.50 per share.  On August 29, 2008, ENKG accepted the resignation of its Vice President and Chief Financial Officer.

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

ENERGY KING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2008 (Unaudited)

16 – RESTATEMENT OF PREVIOIUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its consolidated financial statements at March 31, 2008 and for the three months then ended (which were previously included in the Company’s Form 10-QSB filed with the SEC on May 15, 2008) in order to correct an error relating to the accounting for the November 15, 2007 amendments to the agreement with the two sellers of EKI (see note 7).

As previously reported, the Company recorded the November 15, 2007 resolution of the $1,900,000 contingent consideration (and extension of the maturity date of the outstanding notes payable) relating to the EKI acquisition as a $1,900,000 addition to goodwill and notes payable. As restated, pursuant to SFAS No. 15, the Company reflected the $1,900,000 as a discount on the notes payable and has accreted $119,768 (of the $1,900,000) as interest expense for the three months ended March 31, 2008.

The effect of the restatement adjustments on the consolidated balance sheet at March 31, 2008 follows:

	As Previously Reported	Adjustments	As Restated
ASSETS
Total current assets	$2,369,740	$--	$2,369,740
Goodwill	8,705,885	(1,900,000)	6,805,885
Other non-current assets	1,234,702	--	1,234,702
Total assets	$12,310,327	$(1,900,000)	$10,410,327
LIABILITIES AND STOCKHOLDERS' EQUITY
Total current liabilities	$5,133,699	$--	$5,133,699
Notes payable and long-term debt, net of current portion	7,673,985	(1,722,006)	5,951,979
Total liabilities	12,807,684	(1,722,006)	11,085,678
Stockholders' equity	(497,357)	(177,994)	(675,351)
Total liabilities and stockholders' equity	$12,310,327	$(1,900,000)	$10,410,327

The effect of the restatement adjustments on the consolidated statement of operations for the three months ended March 31, 2008 follows:

	As Previously Reported	Adjustments	As Restated
Operating income (loss)	$(939,935)	$--	$(939,935)
Interest income	4,681	--	4,681
Other income	1,361	--	1,361
Interest expense	(245,586)	(119,768)	(365,354)
Income (loss) before income taxes	(1,179,479)	(119,768)	(1,299,247)
Income tax expense	2,785	--	2,785
Net income (loss)	$(1,182,264)	$(119,768)	$(1,302,032)
Income (loss) per share; basic and diluted	$(.01)	$(.00)	$(.01)

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

Three months Ended March 31, 2008
HVAC	101 HACS	102 EKIS	103 EKIB	104 EKIF	105 GHAC-LM	TOTAL HVAC
Revenues	$850,941	$1,038,409	$524,787	$77,219	$336,595	$2,827,951
Gross Profit	99,618	397,957	186,373	22,838	148,655	855,441
Gross Profit Percentage	11.71%	38.32%	35.51%	29.58%	44.16%	30.25%
Income (Loss) from Operations	(122,754)	$23,053	$(72,068)	$(29,102)	$(44,555)	$(245,426)
Income (Loss) from Operations Percentage of Revenues	-14.43%	2.22%	-13.73%	-37.69%	-13.24%	-8.68%

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

Interest expense increased $292,992 to $365,354 in the first quarter of 2008 or 13.1% of total expenses for the three months ended March 31, 2008.

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

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2008, the Company experienced a net loss of $1,302,032 after a net loss from operations of $939,935. At March 31, 2008, the Company had $267,754 in cash and no cash equivalents.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. Since we operate exclusively in the United States we do not have foreign currency exchange rate or commodity price market risk.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”),of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

Item 5. Other Information.

None

Item 6. Exhibits.

INDEX OF EXHIBITS

		Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
10.1	Employment Agreement of Timothy J. Gallagher	10.1	Filed Herewith
10.2	Promissory Note (1) between Energy King, Inc. and Timothy J. Gallagher dated February 29, 2008	10.2	Filed Herewith
10.3	Promissory Note (2) between Energy King, Inc. and Timothy J. Gallagher dated February 29, 2008	10.3	Filed Herewith
10.4	Employment Agreement of Stephan Kurz	10.4	Filed Herewith
10.5	Employment Agreement of Henry S. Leonard	10.5	Filed Herewith
21.1	List of Subsidiaries	21.1	Form 10-KSB Filed 2008-03-31
31.1	Rule 13a-14(a) Certification of Jeffrey R. Hultman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1	Filed Herewith
31.2	Rule 13a-14(a) Certification of Jeffrey R. Hultman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2	Filed Herewith
32.1	Section 1350 Certification of Jeffrey R. Hultman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1	Filed Herewith
32.2	Section 1350 Certification of Jeffrey R. Hultman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY KING, INC.

November 13, 2008	By:	/s/ JEFFREY R. HULTMAN
Jeffrey R. Hultman
Chief Executive Officer & Chief Accounting Officer