Form 10-Q
period 2008-09-30
ENERGY KING, INC.
filed 2008-11-14
CIK 1005502

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

On November 10, 2008 there were 113,612,018 shares of Registrant’s common stock, $.001 par value, issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

ENERGY KING, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

	September 30, 2008 (Unaudited)	December 31, 2007 (Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$136,142	$1,510,874
Accounts receivable, less allowance for doubtful accounts of $10,760 and $12,000, respectively	387,918	168,231
Other receivables	243,025	215,976
Inventories	898,566	623,607
Prepaid expenses	296,605	277,386
Total current assets	1,962,256	2,796,074
Property and equipment, net	657,838	645,628
Goodwill	6,805,885	2,835,263
Intangible assets, net	76,463	76,411
Other assets, primarily deposits	145,043	108,738
Total assets	$9,647,485	$6,462,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,392,739	$1,115,513
Accrued expenses	1,606,441	1,075,300
Current portion of notes payable and long-term debt	1,805,155	922,096
Customer deposits and deferred revenue	307,069	374,926
Total current liabilities	6,111,404	3,487,835
Notes payable and long-term debt, net of current portion	5,492,418	2,510,798
Total liabilities	11,603,822	5,998,633
Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, authorized 5,000,000 shares: $.01 par value, 975,086 and 975,086 shares issued and outstanding, respectively	9,751	9,751
$10.00 par value, 23,000 and 23,000 shares issued and outstanding, respectively	230,000	230,000
Common stock, authorized 500,000,000 shares, $.001 par value; 113,612,018 and 105,412,850 shares issued and outstanding, respectively	113,612	105,413
Additional paid-in capital	3,015,517	2,413,239
Accumulated deficit	(5,325,517)	(2,294,922)
Total stockholders’ equity	(1,956,337)	463,481
Total liabilities and stockholders’ equity	$9,647,485	$6,462,114

The accompanying notes are an integral part of these consolidated financial statements.

 ENERGY KING, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues, net	$5,111,773	$3,404,267	$13,105,747	$10,455,843
Cost of services	3,409,933	1,967,221	8,548,855	5,887,911
Gross profit	1,701,840	1,437,046	4,556,892	4,567,932
Selling, general and administrative expenses	2,580,746	1,786,645	6,709,726	4,774,650
Operating loss	(878,906)	(349,599)	(2,152,834)	(206,718)
Other income (expense)
Interest income	101	350	4,843	1,340
Other income	1,429	(22,799)	22,800	87
Interest expense	(109,112)	(83,307)	(896,986)	(238,978)
Total other income (expense)	(107,582)	(105,756)	(869,343)	(237,551)
Loss before income taxes	(986,488)	(455,355)	(3,022,177)	(444,269)
Income tax expense	—	—	(2,400)	(3,039)
Loss from discontinued operations	(5,718)	—	(5,718)	—
Net loss	$(992,206)	$(455,355)	$(3,030,295)	$(447,308)

(Loss) Income per share: Basic and diluted	$(.01)	$(.00)	$(.03)	$(.00)
Shares used in computing income (loss) per share:
Basic	111,476,138	104,682,241	108,912,744	101,832,309
Diluted	111,476,138	104,682,241	108,912,744	101,832,309

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY KING, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For The Nine Months Ended September 30, 2008 and The Year Ended December 31, 2007
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2006	998,086	$239,751	98,548,618	$98,549	$856,207	$(1,216,732)	$(22,225)
Common stock issued in debt reduction	—	—	5,440,000	5,440	1,149,495	—	1,154,935
Common stock issued pursuant to acquisition of Barnett assets	—	—	600,000	600	149,400	—	150,000
Common stock issued for services	—	—	580,091	580	64,431	—	65,011
Value of warrants relating to first closing of convertible debentures	—	—	—	—	156,450	—	156,450
Common stock issued pursuant to Trafalgar financing	—	—	244,141	244	37,256	—	37,500
Net loss (restated)	—	—	—	—	—	(1,078,190)	(1,098,190)
Balance at December 31, 2007 (restated)	998,086	239,751	105,412,850	105,413	2,413,239	(2,294,922)	463,481
Common stock issued for services and in satisfaction of liabilities	—	—	8,199,168	8,199	602,278	—	610,477
Net loss	—	—	—	—	—	(3,030,295)	(3,030,295)
Balance at September 30, 2008	998,086	$239,751	113,612,018	$113,612	$3,015,517	$(5,325,217)	$(1,956,377)

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY KING, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,030,295)	$(447,308)
Adjustments to reconcile net loss to net cash used in operating activities—
Stock compensation expense	181,200	65,011
Depreciation and amortization expense	156,189	130,840
Interest expense accreted on debt discounts	373,164	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(246,736)	(258,707)
Inventories	(274,959)	(92,137)
Prepaid expenses	(19,219)	(61,375)
Accounts payable	1,245,174	63,377
Accrued expenses	531,141	110,753
Customer deposits and deferred revenue	(67,857)	332,856
Net cash used in operating activities	(1,152,198)	(156,690)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(360,954)	(317,163)
Cash used in connection with acquisition	(328,947)	(300,000)
Changes in other assets	(36,305)	(5,014)
Net cash used in investing activities	(726,206)	(622,177)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable and long-term debt	503,672	2,017,264
Net cash provided by financing activities	503,672	2,017,264
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,374,732)	1,238,397
CASH AND CASH EQUIVALENTS, beginning of period	1,510,874	273,976
CASH AND CASH EQUIVALENTS, end of period	$136,142	$1,512,373

Supplemental disclosures of cash flow information:
Interest paid	$264,689	$30,317
Income taxes paid	—	800
Non-cash investing and financing activities:
Acquisition of Gallagher’s Heating and Air Conditioning, Inc. partially for notes payable	$3,586,667	$—
Acquisition of Energy King, Inc. Barnett assets partially for common stock	$—	$150,000
Stock issued for debt reduction	252,189	1,131,025

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY KING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2008 (Unaudited)

1 - BUSINESS AND ORGANIZATION

Energy King, Inc. (“ENKG”), formerly Buckeye Ventures, Inc., collectively with its subsidiaries (the “Company”, “we,” “us,” or “our”) is a national provider of comprehensive heating, ventilation and air conditioning (“HVAC”) installation, maintenance, repair and replacement services within the mechanical services industry. The Company operates primarily in the residential HVAC markets.

Effective February 15, 2008, Buckeye Ventures, Inc. changed its name to Energy King, Inc. to better reflect the scope of services provided by the company. The Company was originally incorporated in Nevada in June 2005.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Principles of consolidation

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rules 5-02 and 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements include the accounts of ENKG and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments consisting only of normal, recurring entries necessary for a fair presentation have been included. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported revenues and expenses during the reporting period. Actual results could differ from these estimates. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.  For further information, refer to the consolidated financial statements and notes thereto included in our annual report on Form 10-KSB/A for the fiscal year ended December 31, 2007.

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of September 30, 2008, the Company had negative working capital of $4,149,148. Further, the Company incurred net losses of $3,030,295 and $1,078,190 for the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively. These factors create uncertainty as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by obtaining new financing. Also, the Company plans to pursue certain acquisition prospects to attain profitable operations. However, there is no assurance that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

ENERGY KING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2008 (Unaudited)

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

Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments which extend the useful lives of existing equipment are capitalized and depreciated over the remaining useful life of the equipment. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statement of operations.

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

Concentration of suppliers

The Company has a wide array of vendors to purchase products from. Interruption in any of the Company's current supply sources would not impact the Company's ability to meet customer demand or adversely affect future operating results.

Warranty Costs

The Company typically warrants labor for the first year after installation on new HVAC systems. The Company generally warrants labor for 30 days after servicing of existing HVAC systems. A reserve for warranty costs is estimated and recorded based upon the historical level of warranty claims and management’s estimate of future costs.

ENERGY KING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2008 (Unaudited)

Earnings (loss) per share

Basic earnings (loss) per common share (EPS) are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. For the nine months ended September 30, 2008, the Company had convertible notes payable, convertible preferred stock, and warrants outstanding. They are potentially dilutive common shares but are not included in the computation of diluted loss per share because their inclusion would have been anti-dilutive.

Comprehensive income (loss)

The Company has no items of other comprehensive income (loss) for the nine months ended September 30, 2008 and 2007.

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

Advertising

Advertising costs are charged to expense as incurred. Advertising costs are included in selling, general, and administrative expenses on the accompanying consolidated statements of operations and totaled $1,416,079 and $930,824 for the nine months ended September 30, 2008 and 2007, respectively.

Fair value of financial instruments

The carrying value of the Company's cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and notes payable approximate fair values due to the short-term maturity of the instruments. The carrying value of long-term obligations approximates the fair value based on the effective interest rates compared to current market rates.

Segment Disclosure

ENKG’s activities are within one operating and reportable segment, which includes the residential market of the mechanical services industry.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, revenues and expenses, and disclosures regarding contingent assets and liabilities. Actual results could differ from those estimates. The most significant estimates used in the Company’s financial statements affect revenue and cost recognition, the allowance for doubtful accounts, self-insurance accruals, deferred tax assets, warranty accruals, and the quantification of fair value for reporting units in connection with the Company’s goodwill and other long-lived asset impairment testing.

ENERGY KING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2008 (Unaudited)

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

Reclassifications

Certain reclassifications have been made in prior period financial statements to conform to current period presentation.

3 - INVENTORIES

Inventories consist of the following:

	September 30, 2008	December 31, 2007
Raw materials	$6,470	$6,451
Work in progress	-	-
Finished goods	892,096	617,156
	$898,566	$623,607

4 - ACQUISITIONS

BARNETT HEATING AND AIR CONDITIONING SERVICES, INC.

Effective January 2, 2007, Energy King, Inc. (“EKI”) acquired certain assets of Barnett Heating and Air Conditioning Services, Inc. (“Barnett”) for $300,000 cash and 600,000 shares of ENKG common stock (valued at $150,000). Barnett was a heating and air conditioning service company specializing in the Modesto, California residential market.

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

ENERGY KING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2008 (Unaudited)

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

5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
	September 30, 2008	December 31, 2007
Computers and equipment	$760,110	$333,735
Vehicles	951,167	455,656
Leasehold improvements	181,540	156,356
Motion picture and television properties	—	100,000
Total	1,892,817	1,045,747
Accumulated depreciation and amortization	(1,234,979)	(400,119)
Property and equipment, net	$657,838	$645,628

Depreciation expense of $156,189 and $130,840 was recorded for the nine months ended September 30, 2008 and 2007, respectively.

6 -  GOODWILL

In most businesses the Company has acquired, the consideration paid to buy the business was greater than the value of specifically identifiable net assets in the business. Under GAAP, this excess is termed goodwill and is recognized as an asset at the time the business is acquired. It is generally expected that future net earnings from an acquired business will exceed the goodwill asset recognized at the time the business is bought.

ENERGY KING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2008 (Unaudited)

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

The Company has not recorded goodwill impairment charges for the nine months ended September 30, 2008 and 2007.

The changes in the carrying amount of goodwill as of September 30, 2008 are as follows:

Goodwill balance as of December 31, 2005	$—
Goodwill related to share exchange with WWMP	—
Goodwill related to acquisition of Energy King Sacramento	2,359,065
Impairment adjustment	—
Goodwill balance as of December 31, 2006	2,359,065
Goodwill related to acquisition of Barnett assets (see note 4)	476,198
Impairment adjustment	—
Goodwill balance as of December 31, 2007	2,835,263
Goodwill related to acquisition of Gallagher’s (see note 4)	3,970,622
Impairment adjustment	—
Goodwill balance as of September 30, 2008	$6,805,885

7 - NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consist of the following:

	September 30, 2008	December 31, 2007
Convertible debenture due Trafalgar Capital Specialized Investment Fund (net of unamortized discounts of $78,225 and $125,159, respectively), due December 29, 2009	$1,489,518	$1,344,841
Notes payable to sellers of EKI (net of unamortized discount of $1,468,610 and $1,841,774, respectively) interest of 5%, due January 31, 2011.	1,831,390	1,458,226
Note payable to seller of Gallagher’s, interest at 7%, due February 28, 2010.	2,000,000	-
Note payable to seller of Gallagher’s, interest at 4.375%, due in monthly installments from January 29, 2009 to April 29, 2010.	1,586,667	-
Note payable to investor, interest at 10%, due October 31, 2008.	-	200,000

ENERGY KING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2008 (Unaudited)

Note payable to investor, interest at 12%, due October 31, 2008.	100,000	100,000
Note payable to related party, interest at 24%, due December 31, 2008.	10,000	25,000
Note payable to investor, due February 29, 2008.	-	14,478
Total ENKG	7,017,575	3,142,545
Heating and Air-conditioning Services, Inc. vehicle loans payable.	97,133	118,733
EKI notes payable (primarily vehicle loans).	61,788	148,665
Gallagher’s vehicle loans payable	121,077	-
World Wide Motion Picture Corporation (“WWMPC”) notes payable	-	22,951
Total	7,297,573	3,432,894
Less current portion	(1,805,155)	(922,096)
Long-term debt	$5,492,418	$2,510,798

At September 30, 2008, the Convertible Debenture balance consists of:

Principal outstanding	$1,567,743
Debt discounts attributable to the value of warrants issued to lender, less accumulated amortization of $78,225	(78,225)
Balance, net of unamortized discounts	$1,489,518

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

ENERGY KING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2008 (Unaudited)

At September 30, 2008, the notes payable to sellers of EKI consists of:

Principal outstanding	$3,300,000
Debt discounts attributable to the contingent consideration due the sellers of EKI, less accumulated amortization of $431,390	(1,468,610)
Balance, net of unamortized discounts	$1,831,390

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

The Debenture is secured by the Company’s assets. In addition, the two principal co-founding shareholders of the Company, each pledged 17,857,143 million shares of common stock which represents more than 50% of their common stock holdings. The Debenture is convertible into shares of the Company’s common stock at the lower of $0.20 per share or an amount equal to eighty-five percent (85%) of the lowest volume weighted average price (“VWAP”) during the ten trading days immediately preceding the conversion only if the closing bid price or the VWAP for the Common Stock is at or above $0.20 per share. In the event the Company defaults on any of its obligations under the Agreement, Trafalgar is entitled, at its option, to convert the Debenture, plus accrued interest, into shares of the Registrant’s common stock, even if the closing price or VWAP is less than $0.20 per share.

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

The Company has agreed to register the shares of Common Stock underlying the conversion of the Debentures and the exercise of the warrants, subject to the provisions of Rule 415 under the Securities Act of 1933. The Investor Registration Rights Agreement provides that in the event that the Registration Statement is not declared effective by the Securities and Exchange Commission (the “SEC”) on or before the Scheduled Effective Date (December 20, 2007, as amended), the Company is to pay Trafalgar as liquidated damages an amount equal to 2% of the outstanding balance for each 30 day period (or any part thereof) after December 20, 2007 that the Registration Statement is not declared effective by the SEC. On December 6, 2007, the Company filed a Registration Statement with the SEC. On February 14, 2008, the Company filed Amendment No. 1 to the Registration Statement in response to a SEC comment letter. On April 29, 2008, the Company filed Amendment No. 2 to the Registration Statement. As of September 30, 2008, failure to cause the Registration Statement to be declared effective has resulted in total liquidated damages of $264,000, of which the Company has paid $180,000 in liquidated damages. At September 30, 2008, the Company has included $84,000 in accrued expenses in the consolidated balance sheet to reflect the liability at that date. For the nine months ended September 30, 2008, selling, general and administrative expenses include liquidated damages of $234,000.

ENERGY KING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2008 (Unaudited)

9 - ACCRUED EXPENSES PAYABLE

Accrued expenses payable consists of the following:

	September 30, 2008	December 31, 2007
Compensation of officers	$440,934	$287,117
Other compensation, payroll taxes and withholdings	224,325	188,581
Interest	476,765	222,314
Warranty reserve	118,520	81,583
Liability related to acquisition	-	102,000
Other	345,897	193,705
Total	$1,606,441	$1,075,300

10 - EMPLOYEE BENEFIT PLANS

The Company provides a qualified deferred arrangement 401(k) plan whereby employees may contribute up to 25% of gross compensation to the plan. The Company has the option to match employee contributions up to 4% of the employees’ wages. There were no Company matching contributions during the nine months ended September 30, 2008 and 2007.

11 - PREFERRED STOCK

The Company’s preferred stock ranks senior to the common stock in respect of dividends and liquidation rights. Shares of preferred stock are nonvoting and are not entitled to mandatory dividends. Some series of preferred stock are convertible into common stock; other series are not.

At September 30, 2008, preferred stock consisted of:
Series	Number of Shares of Preferred Stock	Number of Shares of Common Stock Convertible Into
$.01 par value total	975,086	255,268
$10.00 par value total	23,000	4,000
Total Preferred Stock	998,086	259,268

12 - COMMON STOCK

On September 25, 2008, the Company issued 2,000,000 restricted shares of its common stock to an investor in satisfaction of $200,000 in notes payable to such investor.

On August 7, 2008 the Company issued a total of 750,000 restricted shares of its common stock to three consulting firms for services rendered and has included the $58,560 estimated fair value of these shares in selling, general and administrative expenses in the nine month ended September 30, 2008.

On August 6, 2008, the Company issued 500,000 restricted shares of its common stock to a consultant for services rendered and has included the $25,000 estimated fair value of these shares at August 6, 2008 in selling, general and administrative expenses in the nine months ended September 30, 2008.

On July 2, 2008, the Company issued 2,000,475 restricted shares of its common stock to a consultant for services rendered and has included the $140,333 estimated fair value of these shares at July 2, 2008 in selling, general and administrative expenses in the nine months ended September 30, 2008.

ENERGY KING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2008 (Unaudited)

On April 21, 2008, the Company issued 200,000 restricted shares of its common stock to a consultant for services rendered and has included the $18,000 estimated fair value of these shares at April 21, 2008 in selling, general and administrative expenses in the nine months ended September 30, 2008.

On April 21, 2008, the Company issued 796,875 restricted shares of its common stock in partial settlement of a December 31, 2007 accrued obligation of $102,000. The shares were issued to the former owner of the Barnett location assets, and the Company has reduced the liability by the $68,544 estimated fair value of these shares as of September 30, 2008.

On April 21, 2008, the Company issued 181,818 restricted shares of its common stock, pursuant to an agreement on April 1, 2008, to a consultant for services rendered and has included the $20,000 estimated fair value of these shares as a reduction in accounts payable in the nine months ended September 30, 2008.

On January 28, 2008, the Company issued 1,000,000 restricted shares of its common stock to a consultant for services rendered and has included the $40,000 estimated fair value of these shares at January 28, 2008 in selling, general and administrative expenses in the nine months ended September 30, 2008.

ENERGY KING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2008 (Unaudited)

13 - INCOME TAXES

ENKG files a consolidated income tax return with its subsidiaries for federal reporting purposes with subsidiaries filing separate income tax returns for state reporting purposes.

The provision for income taxes consists of the following:

	Nine Months Ended
	September 30, 2008	September 30, 2007
Current—
Federal	$—	$—
State	2,400	3,039
Total current	2,400	3,039

Deferred—
Federal	(929,924)	(136,702)
State	(287,106)	(42,206)
Valuation allowance	1,217,030	178,908
Total deferred	—	—
Total income taxes	$2,400	$3,039

ENERGY KING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2008 (Unaudited)

A reconciliation of the expected income tax expense (benefit) to reported income taxes follows:

	Nine Months Ended
	September 30, 2008	September 30, 2007
Federal income tax at 34%	(1,027,540)	(151,051)
State income tax, net	(187,090)	(24,818)
Change in valuation allowance	1,217,030	178,908
Total	$2,400	$3,039

Management has not determined it to be more likely than not that any portion of the deferred tax asset attributable to the future utilization of the net operating loss carryforwards as of September 30, 2008 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at September 30, 2008. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards are available in varying amounts through year 2028 to offset future taxable income. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

14 - COMMITMENTS AND CONTINGENCIES

Operating leases:

ENKG leases its corporate office space (approximately 400 square feet) as a month-to-month lease agreement executed on January 3, 2008. The lease provides for monthly rental payments of $2,038.

Heating and Air Conditioning Services, Inc. (“HACS”) leases its office space (approximately 12,000 square feet) under a non-cancelable lease agreement executed January 26, 2005 with a lessor partially owned by the General Manager of HACS. The lease provides for monthly rental payments of $7,500 through January 2010. EKI leases its office space (approximately 4,000 square feet) under a month-to-month lease with a rental of $2,700 per month at Sacramento and $1,800 per month for its Riverbank operations, and negotiations are underway to extend the leases. HACS leases truck vehicles under month to month lease agreements.

Gallagher’s Heating and Air Conditioning Services, Inc. (“GHAC”) rents its Los Molinos, CA facility (approximately 4,000 square feet) from Tim Gallagher at $2,500 per month. The lease is through December 31, 2009. GHAC rents a facility in Yuba City, CA (approximately 2,000 square feet) at $1,900 per month on a month-to-month lease.

For the nine months ended September 30, 2008 and 2007, rent expense under operating leases consisted of:

	September 30, 2008	September 30, 2007
ENKG Corporate office space	$20,682	$23,616
HVAC office space	144,110	87,750
HVAC truck vehicles	77,526	26,919
WWMPC office space	8,085	10,888
Total	$250,403	$149,173

ENERGY KING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2008 (Unaudited)

At December 31, 2007, the aggregate future minimum lease payments under non-cancelable lease agreements were as follows:

Year Ended December 31,	Operating	Capital
2008	$152,075	$13,056
2009	137,326	12,160
2010	27,014	13,285
2011	4,798	14,513
2012	—	14,254
Total Future Minimum Payments	$321,213	67,268
Less: Executory and Interest Costs		20,287
Net Present Value of Future Minimum Lease Payments		$46,981

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

ENERGY KING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2008 (Unaudited)

15 – SALE OF SUBSIDIARY

Effective July 1, 2008, ENKG sold WWMPC for $1. The loss on sale of WWMPC was included in discontinued operations in the three and nine months ended September 30, 2008 and, excluding disputed items, was as follows:

Sale price	$1
Net assets of WWMPC at June 30, 2008:
Cash and cash equivalents	112,511
Property and equipment, net	80,504
Accounts payable	(3,025)
Accrued expenses	(21,880)
Current portion of notes payable and long-term debt	(18,641)
Customer deposits and deferred revenue	(140,000)
Notes payable and long-term debt, net of current portion	(3,750)
Net assets	5,719

Fair value of 770,000 shares of ENKG common stock at July 1, 2008 (to be retained by WWMPC)	40,040
Loss on sale of WWMPC	$(45,758)

WWMPC and Paul Hancock, the chief executive officer of WWMPC, have advised ENKG that ENKG is and has been obligated to pay Paul Hancock a monthly salary (ranging from $9,166 to $15,833 per month through February 28, 2012) pursuant to an amended Employment Contract dated March 1, 2006. WWMPC also has advised ENKG that ENKG is and has been obligated to pay WWMPC a monthly expense allowance ($6,500 per month through February 28, 2012) pursuant to an Operating Agreement dated March 1, 2006. ENKG advised WWMPC and Paul Hancock that, commencing January 1, 2008, ENKG was no longer responsible for such payments. The total disputed amount at September 30, 2008, which has not been accrued, is approximately $150,000. Further, WWMPC has advised ENKG that ENKG is obligated to issue and deliver an additional 2,000,000 shares of ENKG common stock to WWMPC pursuant to the Operating Agreement dated March 1, 2006 (which ENKG disputes).

16 – SUBSEQUENT EVENTS

On October 20, 2008, Trafalgar sent a Notice of Default to the Company in connection with the Convertible Debenture (see Note 8).  The notice seeks acceleration of all debentures outstanding and accrued interest thereon in a claimed amount of $1,745,887 and, in the event of failure to pay such amount, foreclosure of assets as governed by the Security Agreement dated June 29, 2007.  The company has been discussing with Trafalgar alternative ways to resolve the situation.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
The statements which are not historical facts contained in this Form 10-Q are "forward looking statements" that involve risks and uncertainties. The words "anticipate", "believes", "expect", "intend", "may" or similar expressions used in this Form 10-Q as they relate to the Company or its management are generally intended to identify such forward looking statements. These risks and uncertainties contained in this Form 10-Q include but are not limited to: product demand and market acceptance risks, the effect of economic conditions generally and retail/wholesale in the heating, ventilation, air conditioning, plumbing, , the impact of competition, labor shortages, increase in wage rates, unexpected increases in general operating costs, technological difficulties, capacity and supply constraints or difficulties, the results of financing efforts, changes in consumer preferences and trends, the effect of the Company's accounting policies, weather conditions, acts of God, and other risks detailed in the Company's Securities and Exchange Commission filings.

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

RESULTS OF OPERATIONS

CONSOLIDATED OVERVIEW

The Company reported consolidated revenues of $13,105,747 for the first nine months of 2008 which is an increase of 25.3% or $2,649,905 over the $10,455,842 reported in the first nine months of 2007.   On February 29, 2008, Galalgher’s Heating and Air Conditioning, Inc. (GHAC) was acquired. It is located in Los Molinos, CA which is about 2 hours north east of Sacramento, CA. GHAC is expected to bring approximately $4.5 million in revenues to the company in 2008. The Company expects revenue growth to continue in proportion to future acquisitions’ revenue streams. The heating ventilation and air conditioning (HVAC) industry has cyclical components. Sales traditionally decline in the middle of the fourth quarter through the first quarter of the new year. The Company believes that it is positively impacted by factors such as greater consumer awareness of energy conservation through better HVAC equipment utilization.  The Company believes that there are current offsetting negative factors such as the overall slowdown in national economic activity, declining consumer confidence and increased costs, such as fuel costs. The Company continues to remain focused on acquisitions, top-line sales growth, and increased customer retention. The Company’s goal is to combine locally acquired HVAC businesses in specific regions across the United States with the logo and name Energy King, creating a nationally recognized brand name.

OPERATIONS REVIEW

Currently there are five operational HVAC locations providing direct HVAC installation and repair services: Heating & Air Conditioning Services, Inc. ("HACS") and Energy King, Inc.-Sacramento, California ("EKIS"), Energy King, Inc.’s Barnett Heating and Air near Modesto, California (“EKIB”), Energy King, Inc.-Fresno, California ("EKIS"), and Gallagher’s Heating and Air Conditioning, Inc. in Los Molinos, CA (“GHAC-LM”).

The HVAC operations reflect the seasonal nature of heating and cooling. Overall, the integration plan used with HACS is providing positive operational results there as well as with the California locations. The same plan will be tailored to future acquisitions to improve marketing, administration and sales efforts. The integration plan is comprised of a team of professionals with experience in the HVAC industry who work with the acquired company's management and field staff to develop and train their people in techniques to improve sales. Key components of the integration include: standardized reporting of operations, customer awareness and support, lead generation and follow through, focused marketing, employee training and pricing strategies. The following table illustrates the performance of each HVAC location through the first nine months of 2008.

	Nine months Ended September 30, 2008
HVAC	101 HACS	102 EKIS	103 EKIB	104 EKIF	105 GHAC-LM	TOTAL HVAC
Revenues	$3,425,829	$3,613,767	$2,126,301	$328,635	$3,611,215	$13,105,747
Gross Profit	869,476	1,303,471	569,603	92,875	1,721,466	4,556,891
Gross Profit Percentage	25.4%	36.1%	26.8%	28.3%	47.7%	34.8%
Income (Loss) from Operations	$168,092	$(17,794)	$(293,514)	$(34,317)	$349,902	$172,369
Income (Loss) from Operations Percentage of Revenues	4.9%	-.5%	-13.8%	-10.4%	9.7%	1.3%

Sales of the HVAC operations continued to increase. All locations are expected to improve their revenues and net income from operations starting with Spring through the Summer. The introduction of windows as a product available through HVAC in California have shown customer acceptance and sales. The windows that are offered help insulate the home thereby saving on heating and cooling bills. We are looking to improve the “green” image of our HVAC operations through windows and other similar energy conservation measures. Offering more energy saving air conditioning units along with similar green heating units will improve the image of the Company and the industry. While helping increase sales through the “green” approach for our customers, we are looking to make a positive impact on the environment as well.

The following table presents selected HVAC, Corporate and Consolidated financial data for the period indicated.

	Nine months Ended September 30, 2008
	HVAC	Corporate		Consolidated
Revenues	$13,105,747	$	---	$13,105,747
COS and expenses	12,933,378		2,325,203	15,258,581
Income (Loss) from Operations	172,369		(2,325,203)	(2,152,834)
Cash and cash equivalents	(37,033)		99,109	136,142
Current assets	1,854,959		107,297	1,962,256
Total assets	4,891,427		4,756,058	9,647,485
Current liabilities	3,145,256		2,966,148	6,111,404
Total liabilities	$3,418,573		$8,185,249	$11,603,822

Consolidated loss from operations for the first nine months of 2008 was 16.5% of net sales. HVAC operations over came its first quarter loss of $245,418 to show a nine month net income of $172,369. Consolidated loss from operations for the third quarter of 2008 was 19.4% of net sales compared with 13.4% for the third quarter of 2007.

Sales increased $2,649,905 in the first nine months of 2008 compared to the same period of 2007. This 25.3% increase was driven by the acquisition of Gallagher’s Heating and Air. Sales increased $1,707,506 in the third quarter of 2008 compared to the same period of 2007. This 50.2% increase was driven by the acquisition of Gallagher’s Heating and Air.

Cost of services increased 28.3% during the first nine months of 2008 over the same period in 2007. Although sales have increased, the cost of producing those sales has as well. The HVAC operations absorbed most increases in costs to secure new sales. A focused effort on cost controls and strategic vendor alliances has helped reduce the effect of the apparent economic downturn. With more acquisitions and greater economies of scales, management expects to continue to reduce costs as a percentage of sales. Cost of services increased 73.3% during the third quarter of 2008 over the same period in 2007.

Marketing and selling expenses increased to 10.8% of net revenues in the first nine months of 2008 as compared to 9.0% for the same period in 2007. Management believes the impact of this increased marketing effort per dollar of sales is generating returns. Of the variety of marketing efforts used, approximately 92% of all marketing funds went to a combination of television, yellow pages, direct mailing, radio and newspaper efforts. Marketing and selling expenses remained constant at 9.6% of net revenues in the third quarter of 2008 as compared to the same period in 2007.

General and administrative (“G&A”) expenses increased approximately 44.7% in the first nine months of 2008 over the same period of 2007, and represented 29.5% of net revenues in the third quarter of 2008 as compared with the first nine months of the year in 2007 where G&A expenses represented 29.3% of revenues. General and administrative (“G&A”) expenses increased approximately 24.4% in the third quarter of 2008 over the same period of 2007. Non-cost-of-service salaries and related costs were 40.0% of revenues in the first nine months of 2008 and 39.0% for the same period in 2007. Accounting, legal and other professional costs decreased from 3.7% to 1.5% of revenues in the third quarter of 2008 compared to the same period in 2007. As a percent of total G&A expenses, rent remained steady at approximately 1% of revenues in each of the first nine months of both 2008 and 2007. Insurance also remained steady at approximately 2% of revenues in each of the first nine months of both 2008 & 2007.

Interest expense increased $658,008 to $896,986 in the first nine months of 2008 or just under 7% of revenues as compared to 2.3% for the same period in 2007. The increase in interest expense was primarily impacted by interest on additional debt in 2008 and interest expense recorded in relation to amended acquisition agreements on November 15, 2007.

In the midst of declining sales in the first quarter of 2008, Energy King increased its marketing efforts, maintained its level of salesmen, technicians and installers and has emerged in the second quarter of 2008 with increased HVAC sales and profits. With management’s philosophy of controlling costs of services as well as selling, general and administrative expenses, the efficacy of Energy King’s business philosophy is strong. It is a philosophy designed to bring proven techniques for increasing leads which result in sales, cost controls and cost consciousness at all levels of the company. Energy King practices a philosophy of training the salesmen, installers and technicians in better techniques. The soundness of the Energy King mission is clear.

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

We provide comprehensive heating, ventilation and air conditioning (“HVAC”) installation, maintenance, repair and replacement services within the mechanical services industry in 5 locations in the United States. We operate primarily in the residential HVAC markets, and perform most of our services within residential homes. In addition to standard HVAC services, certain locations also provide specialized applications such as improved home insulation through window installations. Approximately 80% of our consolidated revenues were derived from residential installation customers with approximately 15% of the revenues attributable to maintenance, repair and replacement services and 5% attributable to windows installation.

Effective February 15, 2008, the Company officially changed its name to Energy King, Inc. and accordingly the trading symbol was changed from BEYV to ENKG to better reflect the new name.

Our present and future focus is on the HVAC service and replacement markets for residential and small commercial customers because it is management's belief, based upon years of industry experience, that the service and replacement market offers higher margins and exposes us to a reduced level of credit risk compared to the levels of risk usually associated with larger scale new construction projects. In addition, we believe that the HVAC/Plumbing service and replacement market offers more attractive pricing due to demands by both residential and small commercial customers in local markets for prompt, convenient and reliable service that can be offered by local HVAC/Plumbing service providers.

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

At present, we serve the greater Sacramento, Los Molinos, Modesto, and Fresno, CA and Boston, MA metropolitan area markets, principally providing renovation and replacement service to residential and small business customers rather than new construction HVAC/Plumbing installations. It is the view of management, based upon their experience and continuing HVAC/Plumbing industry analysis, that many metropolitan and suburban areas in the U.S. have experienced significant growth in residential HVAC/Plumbing renovation and replacement activity over the last several years as a result of the past several years of strong residential housing market nationally. We believe, even with the recent slowing in new residential construction and the sale price decreases in residential homes, that the demographic trends indicate continued growth in the areas of HVAC/Plumbing renovation and replacement as homeowners seek ways to add value to their homes.

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

Governmental Regulation and Environmental Matters

Our operations are subject to various federal, state and local laws and regulations, including: (i) licensing requirements applicable to engineering, construction and service technicians, (ii) building and HVAC codes and zoning ordinances, (iii) regulations relating to consumer protection, including those governing residential service agreements, and (iv) regulations relating to worker safety and protection of the environment. We believe we have all required licenses to conduct our operations and are in substantial compliance with applicable regulatory requirements. If we fail to comply with applicable regulations we could be subject to substantial fines or revocation of our operating licenses, which could have a material negative impact on our operating business.

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

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2008, the Company experienced a net loss of $3,030,295 after net loss from operations of $2,158,552. At September 30, 2008, the Company had $136,142 in cash and cash equivalents.

As the Company enters into a seasonally-lower sales period, cash flows will likely be negatively impacted in a material manner. The Northeastern part of the country will likely experience an increase in sales for the winter months starting in mid-October into December, however, this seasonal increase is not as prevalent for existing operations in California. In January 2009, the Company will have increased cash needs of $100,000 per month related to the acquisition of Gallagher’s and debt repayments. Consequently, management is seeking alternative funding sources and analyzing operational levels to plan for the anticipated decrease in sales and related cash flows after September 2008.

The Company’s existing capital resources may not be adequate to satisfy its capital requirements for the foreseeable future. Therefore, we will need to acquire additional funds through public or private financings in the form of debt or equity. If the Company fails in its efforts to acquire additional funds, the Company will be forced to dramatically cut operating expenses, which will likely negatively impact sales, net income and related cash flows.. These drastic measures would likely result in a loss of key sales people, technicians and installers. Recovery of lost sales and cash flows from such drastic reductions in expenses may take all of the year 2009, if it all. In the worst case, if the Company is unable to meet its debt obligations and the related creditors exercise their default provisions, the Company could potentially lose all of its existing HVAC locations.

In accordance with Section 4(2) of the Securities Act of 1933 and subject to Rule 144 restrictions, the Company issued 8,199,168 shares of its common stock and no shares of its preferred stock for services in the first nine months ended September 30, 2008.

The Company's principal liquidity at September 30, 2008 included cash of $136,142 and $387,918 net accounts receivable. It is anticipated that the Company's liquidity position may not be sufficient to support ongoing general and administrative expense, strategic positioning, and the addition of new, as well as maintenance of existing contracts and relationships.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. Since we operate exclusively in the United States we do not have foreign currency exchange rate or commodity price market risk.

 Item 4(T). Controls and Procedures.

The Company's Chief Executive Officer and Principle Accounting Officer, Jeffrey R. Hultman, the Audit Committee, and the Company's Secretary Larry Weinstein, have evaluated the Company's disclosure controls and procedures as of the end of the period covered by this report.

The Company's disclosure controls and procedures include a roll-up of financial and non-financial reporting that is consolidated in the offices of the Chief Executive Officer, Chief Financial Officer and the Audit Committee.

The reporting process is designed to ensure that information required to be disclosed by the Company in the reports that it files with or submits to the Securities and Exchange Commission is recorded, processed, summarized and reported under the direction of its Internal Auditor and Compliance Officer within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on their review of the effectiveness of the design and operation of our disclosure controls and procedures, Messrs. Hultman, Weinstein and the Audit Committee have concluded that (i) our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in accordance with and within the time periods specified in Securities and Exchange Commission rules and forms; and (ii) our disclosure controls and procedures are effective also to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, to allow timely decisions about required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures .

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

Item 1A. Risk Factors.

For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our stock, please refer to Part II, Item 1A, Risk Factors, in our Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with Section 4(2) of the Securities Act of 1933 and subject to SEC Rule 144 restrictions, the Company issued a convertible promissory note, 8,079,168 shares of its common stock and no shares of its preferred stock to employees, consultants and in connection with an acquisition in the first nine months ended September 30, 2008 as follows:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, Terms of Exercise or Conversion
January 18, 2008	Common Stock, $.001 par value	1,000,000	Services rendered; no commissions paid;	Section 4(2)	Not applicable
February 29, 2008	Convertible Note	1	Acquisition; no commissions paid	Section 4(2)	$2,000,000 promissory note convertible to (1:1) common stock at $.20 and $.25 per share through February 28, 2010.
March 31, 2008	Common Stock, $.001 par value	1,400,000	Services rendered; no commissions paid	Section 4(2)	Not applicable
April 21, 2008	Common Stock, $.001 par value	1,178,693	Services rendered; no commissions paid	Section 4(2)	Not applicable
July 2, 2008	Common Stock, $.001 par value	2,000,475	Services rendered; no commissions paid	Section 4(2)	Not applicable
August 6, 2008	Common Stock, $.001 par value	500,000	Services rendered; no commissions paid	Section 4(2)	Not applicable
September 25, 2008	Common Stock, $.001 par value	2,000,000	Conversion of note	Section 4(2)	Not applicable

Item 3. Defaults Upon Senior Securities

There were no defaults on senior securities for the nine months ended September 30, 2008.

Item 4. Submission of Matters to a Vote of Security Holders

There were no submissions of matters to a vote of shareholders in the nine months ended September 30, 2008.

Item 5. Other Information

None.

Item 6. Exhibits

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
Jeffrey R. Hultman
Chief Executive Officer & Principal Accounting Officer